Form 10-Q
period 1996-06-30
AMB FINANCIAL CORP
filed 1996-07-31
CIK 915393

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                          ____________________________


                                   FORM 10-Q




(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1996


                                OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________  to  _________


                        Commission File Number 0-23182


                             AMB FINANCIAL CORP.
            (Exact name of registrant as specified in its charter)


       DELAWARE                                      35-1903582
(State or other jurisdiction                       I.R.S. Employer
   of incorporation or                             Identification
     organization)                                     Number



8230 HOHMAN AVENUE, MUNSTER, INDIANA                   46321-1578
(Address of Principal executive offices)               (Zip Code)

Registrant telephone number, including area code:    (219) 836-5870



     Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X    No
                                       ---      ---
     As of July 29, 1996 there were 1,124,125 shares of the Registrant's common stock issued and outstanding.

     Transitional Small Business Disclosure Format(check one): Yes     No X
                                                                   ---   ---

                             AMB FINANCIAL CORP.

                                   FORM 10-Q

                               TABLE OF CONTENTS



Part I.   FINANCIAL INFORMATION                                      PAGE


     Item 1.  Financial Statements

                 Consolidated Statements of Financial Condition at
                 June 30, 1996 (Unaudited) and December 31, 1995       4

                 Consolidated Statements of Earnings for the three
                 and six months ended June 30, 1996 and 1995
                 (unaudited)                                           5

                 Consolidated Statements of Cash Flows for the
                 six months ended June 30, 1996 and 1995
                 (unaudited)                                           6

                 Notes to Unaudited Consolidated Financial
                     Statements                                       7-9

     Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                  10-14



Part II.  OTHER INFORMATION                                           15

               Signatures                                             16

               Index to Exhibits                                      17

               Earnings Per Share Analysis(Exhibit 11)                18

                        PART I - FINANCIAL INFORMATION

                             AMB FINANCIAL CORP.
                              AND SUBSIDIARIES

                Consolidated Statements of Financial Condition



                                                                 June 30,      December 31,
                                                                   1996            1995
                                                                   ----            ----
                                                                unaudited

ASSETS

Cash and amounts due from depository institutions                1,831,575        3,032,908
Interest-bearing deposits                                        2,467,100        1,003,909
                                                                ----------       ----------
     Total cash and cash equivalents                             4,298,675        4,036,817
Investment securities, available for sale, at market             8,853,022        7,016,697
Mortgage backed securities, available for sale, at market        4,252,430        1,478,841
Loans receivable (net of allowance for loan losses:
     $359,010 at June 30, 1996 and
     $359,535 at December 31, 1995)                             59,170,995       54,638,741
Stock in Federal Home Loan Bank of Indianapolis                    545,600          545,600
Accrued interest receivable                                        475,942          386,633
Office properties and equipment- net                               571,735          608,944
Prepaid expenses and other assets                                1,239,947        1,075,867
                                                                ----------       ----------
     Total assets                                               79,408,346       69,788,140
                                                                ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits                                                       59,988,886       59,588,157
Borrowed money                                                  2,000,000        3,000,000
Advance payments by borrowers for taxes and insurance             734,162          324,496
Other liabilities                                                 476,637          561,984
                                                               ----------       ----------
     Total liabilities                                         63,199,685       63,474,637
                                                               ----------       ----------

STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value; authorized
    100,000 shares; none outstanding                                -                -
Common Stock, $.01 par value; authorized
    1,900,000 shares; issued and outstanding
    1,124,125 at June 30, 1996                                     11,241            -
Additional paid- in capital                                    10,646,866            -
Retained earnings, substantially restricted                     6,523,426        6,242,782
Unrealized gain (loss) on securities available for sale,
    net of income taxes                                           (73,572)          70,721
Common stock acquired by Employee Stock Ownership
     Plan                                                        (899,300)           -
                                                                ----------       ----------
     Total stockholders' equity                                 16,208,661        6,313,503
                                                                ----------       ----------
Total liabilities and stockholders' equity                      79,408,346       69,788,140
                                                                ==========       ==========


See accompanying notes to consolidated financial statements.

                               AMB FINANCIAL CORP.
                                AND SUBSIDIARIES

                      Consolidated Statements of Earnings


                                                 Three Months     Three Months     Six Months     Six Months
                                                    Ended            Ended           Ended          Ended
                                                   June 30,         June 30,        June 30,       June 30,
                                                 ------------     ------------     ----------     ----------
                                                     1996             1995            1996           1995
                                                     ----             ----            ----           ----
                                                  unaudited        unaudited       unaudited      unaudited

Interest income

     Loans                                        1,198,798        1,125,635       2,344,408      2,249,068
     Mortgage-backed securities                      63,395           27,024          89,403         54,192
     Investment securities                          138,641           99,360         249,371        200,446
     Interest-bearing deposits                       83,974           22,570         123,750         30,160
     Dividends on FHLB stock                         10,310           10,542          21,162         20,968
                                                  ---------        ---------       ---------      ---------
          Total interest income                   1,495,118        1,285,131       2,828,094      2,554,834
                                                  ---------        ---------       ---------      ---------

Interest expense
     Deposits                                       657,419          643,872       1,353,556      1,251,302
     Borrowings                                      42,498           13,025          88,622         14,549
                                                  ---------        ---------       ---------      ---------
          Total interest expense                    699,917          656,897       1,442,178      1,265,851
                                                  ---------        ---------       ---------      ---------

          Net interest income before
            provision for loan losses               795,201          628,234       1,385,916      1,288,983
Provision for loan losses                             ---             15,830           ---           29,924
                                                  ---------        ---------       ---------      ---------
          Net interest income after
            provision for loan losses               795,201          612,404       1,385,916      1,259,059
                                                  ---------        ---------       ---------      ---------

Non-interest income:
     Loan fees and service charges                   29,797           16,504          49,459         39,530
     Commission income                               15,339           16,341          41,197         24,941
     Deposit related fees                            39,029           33,688          80,367         60,468
     Other income                                    16,897           16,140          42,077         43,093
                                                  ---------        ---------       ---------      ---------
          Total non-interest income                 101,062           82,673         213,100        168,032
                                                  ---------        ---------       ---------      ---------

Non-interest expense:
     Staffing costs                                 264,278          219,940         521,521        450,750
     Advertising                                     23,939           27,864          44,472         47,592
     Occupancy and equipment expense                 85,792           79,407         169,371        161,672
     Data processing                                 72,681           56,256         140,661        120,717
     Federal deposit insurance premiums              34,155           33,439          67,918         66,878
     Other operating expenses                       109,216          137,720         219,228        253,773
                                                  ---------        ---------       ---------      ---------
          Total non-interest expense                590,061          554,626       1,163,171      1,101,382
                                                  ---------        ---------       ---------      ---------

Net income before income taxes                      306,202          140,451         435,845        325,709
Provision for federal and state income taxes        111,381           55,881         155,201        130,505
                                                  ---------        ---------       ---------      ---------
          Net income                                194,821           84,570         280,644        195,204
                                                  =========        =========       =========      =========

Pro-forma earnings per share-primary                  $0.19            n/a             $0.27          n/a
Pro-forma earnings per share-fully diluted            $0.19            n/a             $0.27          n/a

See accompanying notes to consolidated financial statements.

                             AMB FINANCIAL CORP.
                               AND SUBSIDIARIES

                    Consolidated Statements of Cash Flows


                                                           Six Months Ending     Six Months Ending
                                                                June 30,              June 30,
                                                                  1996                  1995
                                                           -----------------     -----------------
                                                               unaudited             unaudited

Cash flows from operating activities:
  Net income                                                       280,644               195,204
  Adjustments to reconcile net income to
   net cash from operating activities:
     Depreciation                                                   70,585                64,875
     Amortization of premiums and accretion of discounts             1,478                   644
     Increase in deferred compensation                              34,650                30,745
     Provision for loan losses                                     ---                    29,924
     Increase (decrease) in deferred income on loans                 4,248                (6,521)
     Increase in accrued and deferred income taxes                   2,962               183,577
     Increase in accrued interest receivable                       (89,309)                 (582)
     Increase (decrease) in accrued interest payable                (1,924)               15,435
     Other, net                                                   (158,864)             (167,946)
                                                               -----------           -----------

Net cash provided by operating activities                          144,470               345,355
                                                               -----------           -----------

Cash flows from investing activities:
     Proceeds from maturities of investment securities           1,000,000               500,000
     Purchase of investment securities                          (3,030,232)              (22,990)
     Proceeds from repayments of mortgage-backed securities        182,715                57,065
     Purchase of mortgage-backed securities                     (3,034,419)              ---
     Property and equipment expenditures                           (33,376)              (77,386)
     Loan disbursements                                        (11,395,000)           (7,983,911)
     Loan repayments                                             6,858,498             7,828,171
                                                               -----------           -----------
Net cash provided by (for) investing activities                 (9,451,814)              300,949
                                                               -----------           -----------

Cash flows from financing activities:
     Net proceeds from sale of common stock                      9,758,807               ---
     Deposit receipts                                           58,685,770            55,359,876
     Deposit withdrawals                                       (59,421,458)          (56,311,700)
     Interest credited to deposits                               1,136,417             1,025,091
     Proceeds from borrowed money                                  ---                 2,000,000
     Repayment of borrowed money                                (1,000,000)           (1,000,000)
     Increase in advance payments by borrowers
       for taxes and insurance                                     409,666                 7,351
                                                               -----------           -----------

Net cash provided by financing activities                        9,569,202             1,080,618
                                                               -----------           -----------
Net change in cash and cash equivalents                            261,858             1,726,922

Cash and cash equivalents at beginning of period                 4,036,817             2,914,465
                                                               -----------           -----------
Cash and cash equivalents at end of period                       4,298,675             4,641,387
                                                               ===========           ===========
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
     Interest                                                    1,444,102             1,281,286
     Income taxes                                                  170,559                51,000


See accompanying notes to consolidated financial statements.

                             AMB FINANCIAL CORP.
                               AND SUBSIDIARIES



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. STATEMENT OF INFORMATION FURNISHED

     The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and Article 10 of Regulation S-X, and in the opinion of management contains all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position as of June 30, 1996, the results of operations for the three and six months ended June 30, 1996 and 1995 and cash flows for the six months ended June 30, 1996 and 1995. These results have been determined on the basis of generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Actual results could differ from those estimates. The attached consolidated statements are those of AMB Financial Corp. (the "Holding Company") and its consolidated subsidiaries American Savings, FSB (the "Bank"); its wholly owned subsidiary NIFCO, Inc.; and its wholly owned subsidiary Ridge Management, Inc. The results of operations for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

2. MUTUAL TO STOCK CONVERSION

     In December 1995, the Bank's Board of Directors approved a Plan of Conversion (the "Conversion"), providing for the Bank's conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank with the concurrent formation of a holding company. The Holding Company issued 1,124,125 shares of $.01 par value common stock at $10.00 per share, for an aggregate purchase price of $11,241,250. The Conversion and sale of 1,124,125 shares of common stock of the Holding Company was completed on March 29, 1996. Net proceeds to the Company, after conversion expenses, totaled approximately $10,658,000.

3. EARNINGS PER SHARE

     Pro-forma earnings per share for the three and six month periods ended June 30, 1996 were determined by dividing net income for the periods by the weighted average number of both primary and fully diluted shares of common stock and common stock equivalents outstanding (see Exhibit 11 attached). Stock options are regarded as common stock equivalents and are therefore considered in both primary and fully diluted earnings per share calculations.
 Common stock equivalents are computed using the treasury stock method. Earnings per share information for the prior year periods is not meaningful because the Company was not a public company until March 29, 1996.

4. IMPACT OF NEW ACCOUNTING STANDARDS

     ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS. Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of," is effective for fiscal years beginning after December 15, 1995. The statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized if the sum of the expected future cash flows is less than the carrying amount of the asset. The adoption of SFAS 121in 1996 did not have a material effect on the Company's consolidated financial position or results of operations.

     ACCOUNTING FOR MORTGAGE SERVICING RIGHTS. In May 1995, the FASB issued Statement of Financial Accounting Standards No. 122 ("SFAS 122"), "Accounting for Mortgage Servicing Rights." This statement amends Statement of Financial Accounting Standards No. 65 ("SFAS 65"), "Accounting for Certain Mortgage Banking Activities," to require that a mortgage banking enterprise recognize as separate assets rights to service mortgage loans for others, however those services rights are acquired. SFAS 122 requires that a mortgage banking enterprise assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights. SFAS 122 is effective for fiscal years beginning after December 15, 1995. The adoption of SFAS 122 currently has no effect on the Company's consolidated financial position or results of operations since the Bank does not service loans for others.

     ACCOUNTING FOR STOCK-BASED COMPENSATION. In October, 1995 the FASB issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." This statement establishes a value-based method of accounting for stock options which encourages employers to account for stock compensation awards based on their fair value at the date the awards are granted. The resulting compensation award would be shown as an expense on the income statement.

     SFAS 123 also permits entities to continue to use the intrinsic value method, allowing them to continue to apply current accounting requirements, which generally result in no compensation cost for most fixed stock-option plans. If the intrinsic value method is retained, SFAS 123 requires significantly expanded disclosures, including disclosure of the pro forma amount of net income and earnings per share as if the fair value-based method were used to account for stock based compensation. SFAS 123 is effective for fiscal years beginning after December 15, 1995, however, employers will be required to include in that year's financial statements, information about options granted in 1995. Management has yet to determine the impact that the adoption of this accounting standard will have on the Company's consolidated financial position or results of operations.

     EMPLOYER'S ACCOUNTING FOR EMPLOYEE STOCK OWNERSHIP PLANS. The Accounting Standards Division of the American Institute of Certified Public Accountants issued Statement of Position 93-6 ("SOP" 93-6) on "Employer's Accounting of Employee Stock Ownership Plans" ("ESOP") which was effective for fiscal years beginning January 1, 1995. SOP 93-6, among other things, changed the measure of compensation recorded by employers from the cost of ESOP shares to the fair value of ESOP shares. To the extent that fair value of the ESOP shares, committed to be released directly to compensate employees, differs from the cost of such shares, compensation expenses and a related charge or credit to additional paid-in capital would be reflected in the ESOP sponsor's financial statements. Management has yet to determine the impact that its accounting treatment of the Company's ESOP shares under SOP 93-6 will have on the Company's consolidated financial position or results of operations.

     The foregoing does not constitute a comprehensive summary of all material changes or developments affecting the manner in which the Bank keeps its books and records and performs its financial accounting responsibilities.
 It is intended only as a summary of some of the recent pronouncements made by the FASB which are of particular interest to financial institutions.

5.  DISPARITY IN INSURANCE AND SPECIAL ASSESSMENT

     Federal law requires that the Federal Deposit Insurance Corporation ("FDIC") maintain the reserve level of each of the Savings Association Insurance Fund ("SAIF") and the Bank Insurance Fund ("BIF") at 1.25% of insured deposits. Reserves are funded through payments by insured institutions of insurance premiums. On November 14, 1995, due to the BIF reaching the required reserve level, the FDIC reduced the insurance premiums for members of BIF to a range of between 0.00% and 0.27% of deposits, subject to the statutory requirement that all institutions pay at least $2,000 annually for FDIC insurance, while maintaining the current range of between 0.23% and 0.31% of deposits for members of SAIF. The FDIC is required to set insurance premiums independently for members of BIF and SAIF.

     A disparity in insurance premiums between those required for SAIF members, such as the Bank, and BIF members could allow BIF members to attract and retain deposits at a lower effective cost than that of SAIF members. In the event BIF members in the Bank's market area, as a result of the reduction in insurance premiums, increase the interest rates paid on deposits, this could put competitive pressure on the Bank to raise the interest rates paid on deposits thus increasing its cost of funds and possibly reducing net interest income. An increase in interest expense would also impair the Bank's ability to maintain low operating costs. The resultant competitive disadvantage could result in the Bank losing deposits to BIF members which have a lower cost of funds and are therefore able to pay higher rates of interest on deposits. Although the Bank has other sources of funds, these other sources may have higher costs than those of deposits, resulting in lower net yields on loans originated using such funds. However, because of possible regulatory or policy changes, there can be no assurance that upon SAIF reaching its required reserve level that deposit insurance premiums for SAIF members will be reduced or, if reduced, to what extent such premiums will be reduced.

     Several alternatives to mitigate the effect of the BIF/SAIF insurance premium disparity are currently under consideration by the U.S. Congress.
One plan that has gained the support of several sponsors would require all SAIF member institutions, including the Bank, to pay a one-time fee of approximately 0.80% to 0.90% of insured deposits ($0.80 to $0.90 for every $100 of deposits) on the amount of deposits held by the member institution to recapitalize the SAIF. If this proposal is enacted by Congress, the effect would be to immediately reduce the capital of SAIF-member institutions by the amount of the fee, and such amount would be immediately charged to earnings, unless the institutions are permitted to, and chose to, amortize the expense of the fee over a period of years. If an 80 basis point (0.80%) assessment was effected, based on deposits as of March 31, 1995 (as proposed), the Bank's pro rata share would amount to approximately $475,000, before taxes. If the Bank is required to pay the proposed special assessment, future deposit insurance premiums may be reduced from 0.23% to as low as 0.00% (subject to the statutory requirement that all institutions pay at least $2,000 annually for FDIC insurance). Based upon the Bank's deposits as of June 30, 1996, the Bank's annual deposit insurance expense would decrease by approximately $80,000 per year after taxes. Management of the Bank is unable to predict whether this proposal or any similar proposal will be enacted or whether ongoing SAIF premiums will be reduced to a level comparable to that of BIF premiums.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

                             FINANCIAL CONDITION

                 JUNE 30, 1996 COMPARED TO DECEMBER 31, 1995.

Total assets increased $9.6 million to $79.4 million as of June 30, 1996 from $69.8 million as of December 31, 1995. This increase of 13.8% was primarily reflective of the $10.7 million in proceeds generated from the Bank's mutual to stock conversion at March 29, 1996. Investment securities available for sale increased by $1.8 million to $8.8 million as of June 30, 1996 from $7.0 million at December 31, 1995 as excess funds were invested in medium term
U.S. Government securities.    The Company's mortgage-backed securities
available for sale increased by $2.8 million to $4.3 million as of June 30, 1996 from $1.5 million as of December 31, 1995 due to the purchases of $3.0
million less repayments of $200,000.   Loans receivable increased by $4.6
million to $59.2 million at June 30, 1996 from $54.6 million at December 31, 1995 due to loan originations of $11.4 million exceeding repayments of $6.8 million.

Total deposits increased $401,000 to $60.0 million at June 30, 1996 from $59.6 million at December 31, 1995 primarily due to increases in certificates of deposit. FHLB advances decreased by $1.0 million as funds from the stock conversion were used to repay a maturing advance.

Stockholders' equity increased $9.9 million to $16.2 million at June 30, 1996 from $6.3 million at December 31, 1995. This increase was primarily due to net proceeds from the sale of the Company's stock of $10.7 million less $899,000 of stock acquired by the ESOP. In addition, the increase was due to net income for the six months of $281,000 partially offset by a decrease in net unrealized gains on investments available for sale of $144,000, net of taxes.

                             RESULTS OF OPERATIONS

The Company's results of operations depend primarily upon the level of net interest income, which is the difference between the interest income earned on its interest-earning assets such as loans and investments, and the costs of the Company's interest-bearing liabilities, primarily deposits and borrowings. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them, respectively. Results of operations are also dependent upon the level of the Company's non-interest income, including fee income and service charges, and affected by the level of its non-interest expenses, including its general and administrative expenses.

               COMPARISON OF OPERATING RESULTS FOR THE QUARTERS
                        ENDED JUNE 30, 1996 AND 1995.

NET INCOME. The Company's net income for the three months ended June 30, 1996 was $195,000 as compared to $84,000 for the same period in 1995 or an increase of $111,000. This increase was due primarily to an increase in net interest income of $167,000, a decrease in the loan loss provision of $16,000 and an increase in non-interest income of $18,000 partially offset by an increase in non-interest expense of $35,000, and an increase in income taxes of $55,000.

INTEREST INCOME. Total interest income for the quarter ended June 30, 1996 increased $210,000, or 16.3%, as compared to the prior year's quarter. The increase in interest income was the result of an increase in average interest-earning assets of $14.2 million. The increase in average interest-earning assets was the result of a $4.8 million increase in the average balance of loans receivable, a $2.2 million increase in the average balance of mortgage-backed securities, a $3.0 million increase in the average balance of investment securities and a $4.3 million increase in the average balance of interest-bearing deposits. These increases reflect the Company's investment of net proceeds received from the stock conversion as well as from an increase in the average balance of interest-bearing liabilities. During the quarter ended June 30, 1996, the average yield on interest-earning assets declined to 7.84% from 8.28% during the three months ended June 30, 1995. The decline in yield on average interest-earning assets was due primarily to a higher proportion of lower yielding investments acquired as a result of investing the stock conversion proceeds.

INTEREST EXPENSE. Total interest expense for the quarter ended June 30, 1996 increased $43,000, or 6.5%, to $700,000 as compared to $657,000 in the prior year's quarter. The increase in interest expense was due in part to the increase of $3.5 million in the average balance of interest-bearing liabilities from $59.5 million for the three months ended June 30, 1995 to $63.0 million for the three months ended June 30, 1996. The increase in interest expense also reflects the slightly higher average rate paid on interest-bearing liabilities of 4.45% for the three months ended June 30, 1996 from 4.41% for the three months ended June 30, 1995. The increase in average interest-bearing liabilities was primarily due to an increase in FHLB advances to fund the Bank's diversification of its loan portfolio.

PROVISION FOR LOAN LOSSES. The determination of the allowance for loan losses involves material estimates that are susceptible to significant change in the near term. The allowance for loan losses is maintained at a level deemed adequate to provide for losses through charges to operating expense. The allowance is based upon past loss experience and other factors which, in management's judgment, deserve current recognition in estimating losses.
Such other factors considered by management include growth and composition of the loan portfolio, the relationship of the allowance for losses to outstanding loans, and economic conditions.

No provision for loan losses was recorded during the three months ended June 30, 1996 while a $16,000 provision was recorded in the comparable 1995 period. The decrease in the provision for losses on loans was due to the continued low level of past due and problem loans. The Bank will continue to review its allowance for loan losses and make future provisions as economic and regulatory conditions dictate. Although the Bank maintains its allowance for loan losses at a level that it considers to be adequate to provide for losses, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods.

NON-INTEREST INCOME. The Company's non-interst income was $101,000 for the quarter ended June 30, 1996 compared to $83,000 for the same quarter a year ago. The increase was due to an increase of $13,000 in loan fees earned due to higher loan volumes and an increase in deposit related fees of $5,000 due to general increases in many service fee categories.

NON-INTEREST EXPENSE. The Company's non-interest expense increased $35,000, or 6.4%, for the quarter ended June 30, 1996 to $590,000 from $555,000 for the same quarter of 1995 due primarily to increases in compensation and related expenses and data processing costs partially offset by decreases in other operating expenses. The ratio of non-interest expense to average assets was 2.93% for the three months ended June 30, 1996 compared to 3.34% for the three months ended June 30, 1995.

PROVISION FOR INCOME TAXES. Tax expense for the quarter ended June 30, 1996 increased to $55,000 to $111,000 compared to $56,000 for the comparable quarter in 1995. Income taxes increased primarily as a result of increased income before income taxes.

              COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS
                        ENDED JUNE 30, 1996 AND 1995.

NET INCOME. The Company's net income for the six months ended June 30, 1996 was $281,000 as compared to $195,000 for the same period in 1995 or an increase of $86,000. This increase was due primarily to an increase in net interest income of $97,000, a decrease in the loan loss provision of $30,000, and an increase in non-interest income of $45,000 partially offset by an increase in non-interest expense of $62,000, and an increase in income taxes of $24,000.

INTEREST INCOME. Total interest income for the six months ended June 30, 1996 increased $273,000, or 10.7%, as compared to the prior year's period. The increase in interest income was the result of an increase in average interest-earning assets of $10.0 million. The increase in average interest-earning assets was the result of a $3.5 million increase in the average balance of loans receivable, a $1.0 million increase in the average balance of mortgage-backed securities, a $1.9 million increase in the average balance of investment securities and a $3.6 million increase in the average balance of interest-bearing deposits. These increases reflect the Company's investment of net proceeds received from the stock conversion as well as from an increase in the average balance of interest-bearing liabilities. During the six months ended June 30, 1996, the average yield on interest earning assets declined to 7.89% from 8.28% during the six months ended June 30, 1995. The decline in yield on average interest-earning assets was due primarily to a higher proportion of lower yielding investment acquired as a result of investing the stock conversion proceeds.

INTEREST EXPENSE.   Total interest expense for the six months ended June 30,
1996 increased $176,000, or 13.9%, to $1.44 million as compared to $1.27 million in the prior year's period. The increase in interest expense was due in part to the increase of $4.5 million in the average balance of interest-bearing liabilities from $59.3 million for the six months ended June 30, 1995 to $63.8 million for the six months ended June 30, 1996. The increase in interest expense also reflects the higher interest rate environment, as the average cost of interest-bearing liabilities increased 25 basis points from 4.27% for the six months ended June 30, 1995 to 4.52% for the six months ended June 30, 1996. The increase in average interest-bearing liabilities was due to an increase of $2.4 million in FHLB advances to fund the Bank's diversification of its loan portfolio and an increase of 2.1 million in the average balance of deposit accounts reflecting the increased customer demand arising from higher interest rates paid by the Bank, in response to higher market rates. The average cost of funds for deposit accounts increased from 4.25% for the six months ended June 30, 1995 to 4.44% for the six months ended June 30, 1996.

PROVISION FOR LOAN LOSSES. No provision for loan losses was recorded during the six months ended June 30, 1996 while a $30,000 provision was recorded in the comparable 1995 period. Management believes that the allowance for loan losses of $359,000 is adequate given the local economic conditions and the Bank's loan portfolio. The Bank will continue to review its allowance for loan losses and make future provisions as economic and regulatory conditions dictate. Although the Bank maintains its allowance for loan losses at a level that it considers to be adequate to provide for losses, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods.

NON-INTEREST INCOME. The Company's non-interest income was $213,000 for the six months ended June 30, 1996 compared to $168,000 for the same period a year ago. The increase was primarily due to an increase in deposit related fees of $20,000 due to general increases in many service fee categories, and an increase of $16,000 in commissions earned from the sale of various financial products by the Bank's wholly owned subsidiary, NIFCO, Inc.

NON-INTEREST EXPENSE. The Company's non-interest expense increased $62,000, or 5.6%, for the six month ended June 30, 1996 to $1.2 million from $1.1 million for the same period of 1995 due primarily to increases in compensation and related expenses reflecting operations as a public company and data processing costs partially offset by decreases in other operating expenses.

PROVISION FOR INCOME TAXES. Tax expense for the six months ended June 30, 1996 increased $24,000 to $155,000 compared to $131,000 for the comparable period in 1995. Income taxes increased primarily as a result of increased income before income taxes.


                        LIQUIDITY AND CAPITAL RESOURCES


The Company's principal sources of funds are deposits, proceeds from principal and interest payments on loans (including mortgage-backed securities), sales or maturities of investment securities and income from operations. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan repayments are more influenced by interest rates, floors and caps on loan rates, general economic conditions and competition. The primary business activity of the Company, that of making conventional mortgage loans on residential housing, is likewise affected by economic conditions.

Federal regulations require the Bank to maintain minimum levels of liquid assets. The required percentage has varied from time to time based upon economic conditions and savings flows and is currently 5% of net withdrawable savings deposits and borrowings payable on demand or in one year or less during the preceding calendar month. Liquid assets for purposes of this ratio include cash, certain time deposits, U.S. Government, government agency and corporate securities and other obligations generally having remaining maturities of less than five years. The Bank has historically maintained its liquidity ratio for regulatory purposes at levels in excess of those required. At June 30, 1996, the Bank's liquidity ratio for regulatory purposes was 17.49%.

The Company's most liquid assets are cash and cash equivalents, which consist of interest bearing deposits and short term highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash. The level of these assets is dependent on the Company's operating, financing and investing activities during any given period. At June 30, 1996 and December 31, 1995, cash and cash equivalents totaled $4.3 million and $4.0 million respectively.

Liquidity management for the Company is both a daily and long-term function of the Company's management strategy. Excess funds are generally invested in short-term investments, such as overnight deposits. If the Company requires funds beyond its ability to generate them internally, additional funds are available through FHLB advances.

The Company anticipates that it will have sufficient funds available to meet current commitments. At June 30, 1996 the Company has outstanding loan commitments totaling $3,528,000 and no outstanding commitments to purchase investment securities.

Federally insured savings associations, such as the Bank, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations. These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The OTS is also authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis.

At June 30, 1996, the Bank had tangible capital of $10.9 million, or 14.1% of adjusted total assets, which is approximately $9.7 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date. The Bank had core capital equal to $10.9 million, or 14.1% of adjusted total assets at June 30, 1996, which was $8.6 million above the minimum leverage ratio requirement of 3% in effect on that date. The Bank had total capital of $11.2 million (including $10.9 million in core capital and $360,000 in qualifying supplementary capital) and risk-weighted assets of $39.7 million (including no converted off-balance sheet assets); or total risk-based capital of 28.2% of risk-weighted assets at June 30, 1996. This amount was $8.0 million above the 8% requirement in effect on that date.


                             NON-PERFORMING ASSETS

     The following table sets forth the amounts and categories of non-performing assets in the Company's portfolio. Loans are reviewed monthly and any loan whose collectibility is doubtful is placed on non-accrual status. Loans are placed on non-accrual status when principal and interest is 90 days or more past due, unless, in the judgement of management, the loan is well collateralized and in the process of collection. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. Restructured loans include troubled debt restructuring (which involved forgiving a portion of interest or principal on any loans or making loans at a rate materially less than the market rate). At June 30, 1996, the Company had no restructured loans or foreclosed assets.

                                            June 30   December 31,
                                              1996         1995
                                            -------   ------------

Non- accruing loans:
     One to four family                       339          365
     Multi- family                            ---          ---
     Non- residential                         ---          ---
     Construction                              65          ---
     Consumer                                   4            4
                                             ----         ----
Total                                         408          369
                                             ----         ----
Total non- performing assets                  408          369
                                             ====         ====
Total as a percentage of total assets        0.51%        0.53%
                                             ====         ====

For the quarter ended June 30, 1996, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $8,800.

In addition to the non-performing assets set forth in the table above, as of June 30, 1996, there were no loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non- performing asset categories.

Management has considered the Company's non-performing and "of concern" assets in establishing its allowance for loan losses.

                   IMPACT OF INFLATION AND CHANGING PRICES

The consolidated financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on the operations of the Company is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates, generally, have a more significant impact on a financial institution's performance than does inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

PART II - OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS

               None.

Item 2.   CHANGES IN SECURITIES

               None.

Item 3.   DEFAULTS UPON SENIOR SECURITIES

               None.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               None

Item 5.   OTHER INFORMATION

               Not applicable.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

               (a) Computation of earnings per share (Exhibit 11 filed herewith)

               (b) No reports on Form 8-K were filed this quarter

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    AMB FINANCIAL CORP.
                                    -------------------
                                         Registrant



DATE: July 29, 1996


BY:
                                    Clement B. Knapp, Jr.
                                    President and Chief Executive Officer
                                    (DULY AUTHORIZED REPRESENTATIVE)




BY:                                 Daniel T. Poludniak
                                    Vice President and Chief Financial Officer
                                    (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

                               INDEX TO EXHIBITS


Exhibit No.                                                            Page No.
- -----------                                                            --------

  11           Statement re: Computation of Per Share Earnings            18