Form 10-Q/A
period 1996-06-30
AMB FINANCIAL CORP
filed 1996-08-27
CIK 915393

                                     Income Taxes

                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549

                            ------------------------------

                                     FORM 10-Q/A




(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 1996


                                OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

    For the transition period from            to
                                   ---------      ---------

                            Commission File Number 0-23182


                                 AMB FINANCIAL CORP.
                                 -------------------
                (Exact name of registrant as specified in its charter)


      Delaware                                      35-1903582
      --------                                     ---------------
(State or other jurisdiction                       I.R.S. Employer
   of incorporation or                             Identification
     organization)                                     Number



8230 Hohman Avenue, Munster, Indiana                   46321-1578
- ------------------------------------                  ------------
(Address of Principal executive offices)               (Zip Code)

Registrant telephone number, including area code:    (219) 836-5870
                                                     --------------


    Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.  Yes      No   X
             -----    -----

    As of August 7, 1996 there were 1,124,125 shares of the Registrant's common stock issued and outstanding.

    Transitional Small Business Disclosure Format(check one): Yes       No   X
                                                                  -----    -----

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



DATE: August 7, 1996


BY:
                            Clement B. Knapp, Jr.
                            President and Chief Executive Officer
                            (DULY AUTHORIZED REPRESENTATIVE)




BY:                         Daniel T. Poludniak
                            Vice President and Chief Financial Officer
                            (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

                                   INDEX TO EXHIBIT
                                   ----------------

Exhibit No.                                                Page No.
- -----------                                                --------

27              Financial Data Schedule                    4