Form 10-Q
period 1996-09-30
AMB FINANCIAL CORP
filed 1996-11-06
CIK 915393

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                          ----------------------------------

                                      FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

/ / For the quarterly period ended September 30, 1996


                                 OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from           to
                                   ---------      ---------
                            Commission File Number 0-23182

                                 AMB FINANCIAL CORP.
                                 -------------------
                (Exact name of registrant as specified in its charter)

         Delaware                                      35-1903582
         --------                                      ----------
(State or other jurisdiction                         I.R.S. Employer
     of incorporation or                            Identification
        organization)                                    Number

8230 Hohman Avenue, Munster, Indiana                   46321-1578
------------------------------------                   ----------
(Address of Principal executive offices)               (Zip Code)

Registrant telephone number, including area code:    (219) 836-5870
                                                     --------------

    Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X    No
                                       ---     ---

    As of November 1, 1996 there were 1,124,125 shares of the Registrant's common stock issued and 1,067,919 shares outstanding.,

    Transitional Small Business Disclosure Format(check one): Yes     No X
                                                                  ---   ---

                                 AMB FINANCIAL CORP.

                                      FORM 10-Q

                                  TABLE OF CONTENTS
                                                                          PAGE


Part I.  FINANCIAL INFORMATION                                               3

     Item 1.  Financial Statements

                 Consolidated Statements of Financial Condition at
                 September 30, 1996 (Unaudited) and December 31, 1995        4

                 Consolidated Statements of Earnings for the three
                 and nine months ended September 30, 1996 and 1995
                 (unaudited)                                                 5

                 Consolidated Statements of Cash Flows for the
                 nine months ended September 30, 1996 and 1995
                 (unaudited)                                                 6

                 Notes to Consolidated Financial Statements                7-8


     Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                       9-13


Part II. OTHER INFORMATION                                                  14

         Signatures                                                         15

         Index to Exhibits                                                  16

         Earnings Per Share Analysis(Exhibit 11)                            17

                            PART I - FINANCIAL INFORMATION

                                 AMB FINANCIAL CORP.
                                   AND SUBSIDIARIES

                    Consolidated Statements of Financial Condition

                                                   September 30,   December 31,
                                                       1996          1995
                                                       ----          ----
                                                     unaudited
ASSETS

Cash and amounts due from depository
  institutions                                            2,503,597   3,032,908
Interest-bearing deposits                                 2,290,694   1,003,909
                                                         ----------  ----------
  Total cash and cash equivalents                         4,794,291   4,036,817
Investment securities, available for sale, at fair value  8,876,253   7,016,697
Investment securities held for trade                        316,775   -
Mortgage backed securities, available for sale,
  at fair value                                           4,106,774   1,478,841
Loans receivable (net of allowance for loan losses:
  $352,079 at September 30, 1996 and
  $359,535 at December 31, 1995)                         62,552,720  54,638,741
Stock in Federal Home Loan Bank of Indianapolis             545,600     545,600
Accrued interest receivable                                 446,741     386,633
Office properties and equipment- net                        537,830     608,944
Prepaid expenses and other assets                         1,364,905   1,075,867
                                                         ----------  ----------
  Total assets                                           83,541,889  69,788,140
                                                         ----------  ----------
                                                         ----------  ----------
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Deposits                                                 64,433,549  59,588,157
Borrowed money                                            1,000,000   3,000,000
Advance payments by borrowers for taxes
  and insurance                                             548,837     324,496
Other liabilities                                         1,375,654     561,984
                                                         ----------  ----------
  Total liabilities                                      67,358,040  63,474,637
                                                         ----------  ----------
STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value; authorized
  100,000 shares; none outstanding                           ---        ---
Common Stock, $.01 par value; authorized 1,900,000
  shares; issued and outstanding 1,124,125 shares at
  September 30, 1996                                         11,241     ---
Additional paid- in capital                              10,649,834     ---
Retained earnings, substantially restricted               6,449,480   6,242,782
Unrealized gain (loss) on securities available for sale,
  net of income taxes                                      (27,406)      70,721
Common stock acquired by Employee Stock Ownership
  Plan                                                    (899,300)     ---
                                                         ----------  ----------
  Total stockholders' equity                             16,183,849   6,313,503
                                                         ----------  ----------
Total liabilities and stockholders' equity               83,541,889  69,788,140
                                                         ----------  ----------
                                                         ----------  ----------

See accompanying notes to consolidated financial statements.

                                AMB FINANCIAL CORP.
                                 AND SUBSIDIARIES

                         Consolidated Statements of Earnings


                                                                       Three Months   Three Months    Nine Months    Nine Months
                                                                           Ended          Ended          Ended          Ended
                                                                       September 30,  September 30,   Septembe 30,  September 30,
                                                                       -------------  -------------   ------------  -------------
                                                                            1996           1995           1996           1995
                                                                            ----           ----           ----           ----
                                                                         unaudited      unaudited      unaudited      unaudited

Interest income:
  Loans                                                                    1,258,701      1,118,109      3,603,109      3,367,177
  Mortgage-backed securities                                                  71,694         25,949        161,097         80,141
  Investment securities                                                      135,711        106,718        385,082        307,164
  Interest-bearing deposits                                                   61,087         39,533        184,837         69,693
  Dividends on FHLB stock                                                     10,766         11,002         31,928         31,970
                                                                        ------------   ------------   ------------   ------------
     Total interest income                                                 1,537,959      1,301,311      4,366,053      3,856,145
                                                                        ------------   ------------   ------------   ------------

Interest expense:
  Deposits                                                                   705,857        663,019      2,059,413      1,914,321
  Borrowings                                                                  26,090         36,395        114,712         50,944
                                                                        ------------   ------------   ------------   ------------
     Total interest expense                                                  731,947        699,414      2,174,125      1,965,265
                                                                        ------------   ------------   ------------   ------------

     Net interest income before
      provision for loan losses                                              806,012        601,897      2,191,928      1,890,880

Provision for loan losses                                                       --            9,460           --           39,384
                                                                        ------------   ------------   ------------   ------------
     Net interest income after
      provision for loan losses                                              806,012        592,437      2,191,928      1,851,496
                                                                        ------------   ------------   ------------   ------------

Non-interest income:
  Loan fees and service charges                                               18,871         16,081         68,330         55,611
  Commission income                                                           10,078         17,540         51,275         42,481
  Deposit related fees                                                        40,995         32,744        121,362         93,212
  Gain on sale of
   Investment securities,
   available for sale                                                         51,376            ---         52,617            ---
  Unrealized gain on securities
   held for trade                                                             19,531            ---         19,531            ---
  Other income                                                                17,104         19,352        57,940          62,445
                                                                         -----------   ------------   ------------   ------------
     Total non-interest income                                               157,955         85,717        371,055        253,749
                                                                         -----------   ------------   ------------   ------------

Non-interest expense:
  Staffing costs                                                             271,327        228,008        792,848        678,758
  Advertising                                                                 11,822         28,412         56,294         76,004
  Occupancy and equipment expense                                             83,024         81,855        252,395        243,527
  Data processing                                                             78,106         62,118        218,767        182,835
  Federal deposit insurance premiums                                         423,894         34,067        491,812        100,945
  Other operating expenses                                                   142,805        116,216        362,033        369,989
     Total non-interest expense                                            1,010,978        550,676      2,174,149      1,652,058
                                                                        ------------   ------------   ------------   ------------

Net income(loss) before income taxes                                         (47,011)       127,478        388,834        453,187
Provision for federal and state
 income taxes (benefit)                                                      (35,116)        40,191        120,085        170,696
                                                                        ------------   ------------   ------------   ------------
     Net income (loss)                                                       (11,895)        87,287        268,749        282,491
                                                                        ------------   ------------   ------------   ------------
                                                                        ------------   ------------   ------------   ------------

Pro-forma earnings per share- primary                                         ($0.01)     n/a                $0.26      n/a
Pro-forma earnings per share- fully diluted                                   ($0.01)     n/a                $0.26      n/a


See accompanying notes to consolidated financial statements.

                                 AMB FINANCIAL CORP.
                                   AND SUBSIDIARIES

                        Consolidated Statements of Cash Flows


                                         Nine Months Ending  Nine Months Ending
                                            September 30,       September 30,
                                                 1996               1995
                                         ------------------  ------------------
                                              unaudited           unaudited

Cash flows from operating activities:
  Net income                                        268,749             282,491
  Adjustments to reconcile net income to
   net cash from operating activities:
   Depreciation                                     105,458              98,280
   Amortization of premiums and accretion
    of discounts                                      1,371             (4,795)
   Increase in deferred compensation                 52,130              30,745
   Provision for loan losses                          ---                39,384
   Gain on sale of investment securities           (52,617)                ---
   Unrealized gain on sale of trading account
    securities                                     (19,531)                ---
   Purchase of trading account securities         (297,244)                ---
   Increase (decrease) in deferred income
    on loans                                         15,064            (19,777)
   Increase in accrued and deferred
    income taxes                                    146,429             180,000
   Increase in accrued interest receivable         (60,108)            (26,549)
   Increase in accrued interest payable              49,566              22,835
   Other, net                                       342,867            (90,579)
                                               ------------        ------------

Net cash provided by operating activities           552,134             512,035
                                               ------------        ------------

Cash flows from investing activities:
   Proceeds from sale of investment securities      132,617                ---
   Proceeds from maturities of investment
    securities                                    1,000,000             500,000
   Purchase of investment securities            (3,038,857)           (789,010)
   Proceeds from repayments of mortgage-backed
    securities                                      340,837             151,196
   Purchase of mortgage-backed securities       (3,034,419)                ---
   Property and equipment expenditures             (34,344)           (108,720)
   Purchase of loans                            (1,000,000)         (3,306,815)
   Loan disbursements                          (17,918,539)        (11,141,473)
   Loan repayments                               10,996,952          11,438,503
                                               ------------        ------------

Net cash provided for investing activities     (12,555,753)         (3,256,319)
                                               ------------        ------------

Cash flows from financing activities:
   Net proceeds from sale of common stock         9,758,807                ---
   Deposit receipts                              91,339,367          82,769,570
   Deposit withdrawals                         (88,163,226)        (83,855,920)
   Interest credited to deposits                  1,669,251           1,580,348
   Proceeds from borrowed money                        ---            3,000,000
   Repayment of borrowed money                  (2,000,000)         (1,000,000)
   Increase in advance payments by borrowers
     for taxes and insurance                        224,341             237,531
   Payment of dividends                            (67,447)                ---
                                               ------------        ------------

Net cash provided by financing activities        12,761,093           2,731,529
                                               ------------        ------------
Net change in cash and cash equivalents             757,474            (12,755)

Cash and cash equivalents at beginning of period  4,036,817           2,914,465
                                               ------------        ------------

Cash and cash equivalents at end of period        4,794,291           2,901,710
                                               ------------        ------------
                                               ------------        ------------
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
   Interest                                       2,124,559           1,942,430
   Income taxes                                     255,709              86,000


See accompanying notes to consolidated financial statements.

                                 AMB FINANCIAL CORP.
                                   AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. STATEMENT OF INFORMATION FURNISHED

    The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and Article 10 of Regulation S-X, and in the opinion of management contains all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position as of September 30, 1996, the results of operations for the three and nine months ended September 30, 1996 and 1995 and cash flows for the nine months ended September 30, 1996 and 1995. These results have been determined on the basis of generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The attached consolidated statements are those of AMB Financial Corp. (the "Company") and its consolidated subsidiaries American Savings, FSB (the "Bank"); its wholly owned subsidiary NIFCO, Inc.; and its wholly owned subsidiary Ridge Management, Inc. The results of operations for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

2. MUTUAL TO STOCK CONVERSION

    In December 1995, the Banks Board of Directors approved a Plan of Conversion (the "Conversion"), providing for the Banks conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank with the concurrent formation of a holding company. The Company issued 1,124,125 shares of $.01 par value common stock at $10.00 per share, for an aggregate purchase price of $11,241,250. The Conversion and sale of 1,124,125 shares of common stock of the Company was completed on March 29, 1996. Net proceeds to the Company, after conversion expenses, totaled approximately $10,658,000.

3. EARNINGS PER SHARE

    Pro-forma earnings per share for the three and nine month periods ended September 30, 1996 were determined by dividing net income for the periods by the weighted average number of both primary and fully diluted shares of common stock and common stock equivalents outstanding (see Exhibit 11 attached). Stock options are regarded as common stock equivalents and are therefore considered in both primary and fully diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method. Earnings per share information for the prior year periods is not meaningful because the Company was not a public company until March 29, 1996.


4. IMPACT OF NEW ACCOUNTING STANDARDS

    ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS. Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of," is effective for fiscal years beginning after December 15, 1995. The statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized if the sum of the expected future cash flows is less than the carrying amount of the asset. The adoption of SFAS 121in 1996 did not have a material effect on the Companys consolidated financial position or results of operations.

    ACCOUNTING FOR MORTGAGE SERVICING RIGHTS. In May 1995, the FASB issued Statement of Financial Accounting Standards No. 122 ("SFAS 122"), "Accounting for Mortgage Servicing Rights." This statement amends Statement of Financial Accounting Standards No. 65 ("SFAS 65"), "Accounting for Certain Mortgage Banking Activities," to require that a mortgage banking enterprise recognize as separate assets rights to service mortgage loans for others, however those services rights are acquired. SFAS 122 requires that a mortgage banking enterprise assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights. SFAS 122 is effective for fiscal years beginning after December 15, 1995. The adoption of SFAS 122 currently has no effect on the Companys consolidated financial position or results of operations since the Bank does not service loans for others.

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

    SFAS 123 also permits entities to continue to use the intrinsic value method, allowing them to continue to apply current accounting requirements, which generally result in no compensation cost for most fixed stock-option plans. If the intrinsic value method is retained, SFAS 123 requires significantly expanded disclosures, including disclosure of the pro forma amount of net income and earnings per share as if the fair value-based method were used to account for stock based compensation. SFAS 123 is effective for fiscal years beginning after December 15, 1995, however, employers will be required to include in that years financial statements, information about options granted in 1995. The Company has determined not to elect the fair-value based method of expense recognition for stock-based compensation as contemplated by SFAS No. 123, but rather will adopt the pro forma disclosure alternative provided in SFAS No. 123, and will account for stock-based compensation under APB No.25.


    ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES. In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement, among other things, applies a "financial-components approach" that focuses on control, whereby an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes assets when control has been surrendered, and derecognizes liabilities when extinguished. SFAS No. 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. The Company does not expect this pronouncement to have a significant impact on its consolidated financial condition or results of operations.

    The foregoing does not constitute a comprehensive summary of all material changes or developments affecting the manner in which the Bank keeps its books and records and performs its financial accounting responsibilities. It is intended only as a summary of some of the recent pronouncements made by the FASB which are of particular interest to financial institutions.


5. SAIF RECAPITALIZATION

    The deposits of savings associations, such as American Savings, are presently insured by the Savings Association Insurance Fund (SAIF), which together with the Bank Insurance Fund (BIF), are the two insurance funds administered by the FDIC. Financial institutions which are members of the BIF are experiencing substantially lower deposit insurance premiums because the BIF has achieved its required level of reserves while the SAIF has not yet achieved its required reserves. In order to help eliminate this disparity and any competitive disadvantage due to disparate deposit insurance premium schedules, legislation to recapitalize the SAIF was enacted in September 1996.

    The legislation requires a special one-time assessment of approximately
65.7 cents per $100 of SAIF insured deposits held by the Bank at March 31, 1995. Management currently anticipates that the one-time special assessment will result in an after tax charge to earnings of approximately $234,000 during the quarter ended September 30, 1996. The legislation is intended to fully recapitalize the SAIF fund so that commercial bank and thrift deposits will be charged the same FDIC premiums beginning October 1, 1996. As of such date, deposit insurance premiums for highly rated institutions, such as the Bank, have been nominal.

    The Bank, however, will continue to be subject to an assessment to fund repayment of the FICO obligations. It is anticipated that the FICO assessment for SAIF insured institutions will be 6.4 cents per $100 of deposits while BIF insured institutions will pay 1.3 cents per $100 of deposits until the year 2000 when the assessment will be imposed at the same rate on all FDIC insured institutions.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS

                                 FINANCIAL CONDITION

SEPTEMBER  30, 1996 COMPARED TO DECEMBER 31, 1995.

Total assets increased $13.7 million, or 19.7% to $83.5 million at September 30, 1996 compared to $69.8 million at December 31, 1995. The increase was due to the $10.7 million in proceeds generated from the Banks mutual to stock conversion completed on March 29, 1996, as well as growth in loans receivable, which were partially funded with deposit growth.

Investment securities classified as available for sale increased $1.9 million to $8.9 million at September 30, 1996, from $7.0 million at December 31, 1995 as excess funds generated in the conversion were invested in medium term U.S. Government securities. At September 30, 1996, net unrealized losses in the available for sale portfolio were $7,000. Mortgage-backed securities classified as available for sale increased $2.6 million to $4.1 million at September 30, 1996 from $1.5 million at December 31, 1995. The increase is primarily due to purchases of additional securities to deploy excess liquidity into higher yielding investments. At September 30, 1996, net unrealized losses in the available for sale portfolio were $39,000.

Loans receivable increased 14.5%, or $7.9 million to $62.6 million at September 30, 1996. The increase was due to loan origination and purchase volume of $18.9 million offset by amortization and repayments of $11.0 million. During the current period, the Bank purchased a $1.0 million interest in a commercial building complex located in Merrillville IN and increased its loan originations of fixed and adjustable rate one to four family residential loans due to more agressive pricing, all of which helped fuel the increase in the outstanding balance of loans receivable.

Total deposits increased $4.8 million to $64.4 million at September 30, 1996, primarily due to increases in jumbo certificates of deposit received from local municipalities. It is anticipated that $3.4 million of jumbo certificates will mature and not be renewed during the next three month period. In the event this occurs, the Company will borrow short term from the FHLB.

Borrowed funds, which consist of FHLB of Indianapolis advances, decreased $2.0 million to $1.0 million at September 30, 1996 as maturing short term advances were repaid from excess liquidity at maturity. It is anticipated, as discussed above, that the Company may borrow additional funds from the FHLB during the next three months to fund deposit withdrawals.

Stockholders equity increased $9.9 million to $16.2 million at September 30, 1996 from $6.3 million at December 31, 1995. This increase was primarily due to net proceeds from the sale of the Companys stock of $10.7 million less $899,000 of stock acquired by the ESOP. In addition, the increase was due to net income for the nine months of $269,000 partially offset by a decrease in net unrealized gains on investments available for sale of $98,000, net of taxes and payment of the Companys first dividend.

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

                   COMPARISON OF OPERATING RESULTS FOR THE QUARTERS
                          ENDED SEPTEMBER 30, 1996 AND 1995.

NET INCOME. The Company's net loss for the three months ended September 30, 1996 was $12,000 as compared to an $87,000 net profit for the same period in 1995, a decrease of $99,000. This decrease was due primarily to an increase in non-interest expense of $460,000, offset by an increase in net interest income of $204,000, a decrease in the loan loss provision of $9,000, an increase in non-interest income of $73,000 and a decrease in income taxes of $75,000.

INTEREST INCOME. Total interest income for the quarter ended September 30, 1996 increased $237,000, or 18.2%, as compared to the prior years quarter. The increase in interest income was the result of an increase in average interest-earning assets of $14.9 million. The increase in average interest-earning assets was the result of a $7.5 million increase in the average balance of loans receivable, a $2.7 million increase in the average balance of mortgage-backed securities, a $2.3 million increase in the average balance of investment securities and a $2.3 million increase in the average balance of interest-bearing deposits. These increases reflect the Companys investment of net proceeds received from the stock conversion as well as from an increase in the average balance of interest-bearing liabilities. During the quarter ended September 30, 1996, the average yield on interest-earning assets declined to 7.81% from 8.14% during the three months ended September 30, 1995. The decline in yield on average interest-earning assets was due primarily to a lower loan to asset ratio as a result of investing the stock conversion proceeds.

INTEREST EXPENSE. Total interest expense for the quarter ended September 30, 1996 increased $33,000, or 4.7%, to $732,000 as compared to $699,000 in the prior years quarter. The increase in interest expense was due primarily to the increase of $4.1 million in the average balance of interest-bearing liabilities from $61.2 million for the three months ended September 30, 1995 to $65.3 million for the three months ended September 30, 1996. The increase in interest expense was partially offset by the slightly lower average rate paid on interest-bearing liabilities of 4.48% for the three months ended September 30, 1996 from 4.57% for the three months ended September 30, 1995. The increase in average interest-bearing liabilities was primarily due to an increase in jumbo certificates of deposit from local municipalities as previously discussed.

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

No provision for loan losses was recorded during the three months ended September 30, 1996 while a $9,000 provision was recorded in the comparable 1995 period. The decrease in the provision for losses on loans was due to the continued low level of past due and problem loans. The Bank will continue to review its allowance for loan losses and make future provisions as economic and regulatory conditions dictate. Although the Bank maintains its allowance for loan losses at a level that it considers to be adequate to provide for losses, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods.

NON-INTEREST INCOME.   The Companys non-interest income increased $73,000 to
$158,000 for the quarter ended September 30, 1996 compared to $85,000 for the same quarter a year ago. The increase was due primarily from gains on the sale of investment securities available for sale of $51,000 and an unrealized gain on the Companys held for trading portfolio of $20,000, both of which did not occur in the prior years quarter.

NON-INTEREST EXPENSE. The Companys non-interest expense increased $460,000 to $1.0 million for the quarter ended September 30, 1996 compared to $551,000 for the same quarter a year ago. The increase resulted primarily from a $389,000 charge in the quarter for the estimated amount of the special insurance assessment to recapitalize the Savings Association Insurance Fund. Staffing costs also increased $43,000 during the quarter due to salary and benefit increases and the expense recognition of the ESOP. In addition, there was approximately $45,000 of expenses relating to operatins as a public company which did not occur in the prior years quarter.

PROVISION FOR INCOME TAXES. Income tax expense for the quarter ended September 30, 1996 decreased by $75,000 as a result of decreased earnings primarily due to the SAIF special assessment discussed above.

                 COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS
                          ENDED SEPTEMBER 30, 1996 AND 1995.

NET INCOME. The Company's net income for the nine months ended September 30, 1996 was $269,000 as compared to $282,000 for the same period in 1995, a decrease of $13,000. This decrease was due primarily to an increase in non-interest expense of $522,000 offet by an increase in net interest income of $301,000, a decrease in the loan loss provision of $39,000, an increase in non-interest income of $118,000 and a decrease in income taxes of $51,000.

INTEREST INCOME. Total interest income for the nine months ended September 30, 1996 increased $510,000, or 13.2%, as compared to the prior years period. The increase in interest income was the result of an increase in average interest-earning assets of $11.4 million. The increase in average interest-earning assets was the result of a $4.8 million increase in the average balance of loans receivable, a $1.6 million increase in the average balance of mortgage-backed securities, a $2.1 million increase in the average balance of investment securities and a $2.9 million increase in the average balance of interest-bearing deposits. These increases reflect the Companys investment of net proceeds received from the stock conversion as well as an increase in the average balance of interest-bearing liabilities. During the nine months ended September 30, 1996, the average yield on interest earning assets declined to 7.81% from 8.14% during the nine months ended September 30, 1995. The decline in yield on average interest-earning assets was due primarily to a higher proportion of lower yielding investment acquired as a result of investing the stock conversion proceeds.


INTEREST EXPENSE.   Total interest expense for the nine months ended September
30, 1996 increased $209,000, or 10.6%, to $2.2 million as compared to $2.0 million in the prior years period. The increase in interest expense was due in part to the increase of $4.4 million in the average balance of interest-bearing liabilities from $59.9 million for the nine months ended September 30, 1995 to $64.3 million for the nine months ended September 30, 1996. The increase in interest expense also reflects the higher interest rate environment, as the average cost of interest-bearing liabilities increased 14 basis points from 4.37% for the nine months ended September 30, 1995 to 4.51% for the nine months ended September 30, 1996. The increase in average interest-bearing liabilities was due to an increase of $1.4 million in FHLB advances to fund the Banks diversification of its loan portfolio and an increase of $2.9 million in the average balance of deposit accounts reflecting the increased customer demand arising from higher interest rates paid by the Bank, in response to higher market rates. The average cost of funds for deposit accounts increased from 4.34% for the nine months ended September 30, 1995 to 4.44% for the nine months ended September 30, 1996.

PROVISION FOR LOAN LOSSES. No provision for loan losses was recorded during the nine months ended September 30, 1996 while a $39,000 provision was recorded in the comparable 1995 period. Management believes that the allowance for loan losses of $352,000 is adequate given the local economic conditions and the Bank's loan portfolio. The Bank will continue to review its allowance for loan losses and make future provisions as economic and regulatory conditions dictate. Although the Bank maintains its allowance for loan losses at a level that it considers to be adequate to provide for losses, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods.

NON-INTEREST INCOME. The Company's non-interest income was $371,000 for the nine months ended September 30, 1996 compared to $253,000 for the same period a year ago. The increase was primarily due to an increase in loan fees of $13,000 resulting from higher loan volume, an increase in deposit related fees of $28,000 due to general increases in many service fee categories, an increase of $9,000 in commissions earned from the sale of various financial products by the Banks wholly owned subsidiary, NIFCO, Inc., gains on the sale of investment securities available for sale of $51,000, and an unrealized gain on securities held for trade of $20,000, offset by a decrease in other operating income of $5,000.

NON-INTEREST EXPENSE. The Company's non-interest expense increased $522,000 for the nine months ended September 30, 1996 to $2.2 million from $1.7 million for the same period of 1995 due primarily to the SAIF special assessment previously discussed and to increases in compensation, ESOP expense recognition, and related expenses reflecting operations as a public company.

PROVISION FOR INCOME TAXES. Tax expense for the nine months ended September 30, 1996 decreased $51,000 to $120,000 compared to $171,000 for the comparable period in 1995. Income taxes decreased primarily as a result of decreased income before income taxes and the SAIF special assessment.

                           LIQUIDITY AND CAPITAL RESOURCES


The Company's principal sources of funds are deposits, proceeds from principal and interest payments on loans (including mortgage-backed securities), sales or maturities of investment securities, borrowings and income from operations. Other potential sources of funds available to the Company include borrowing from the Federal Home Loan Bank of Indianapolis. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan repayments are more influenced by interest rates, floors and caps on loan rates, general economic conditions and competition. The primary business activity of the Company, that of making conventional mortgage loans on residential housing, is likewise affected by economic conditions.

Federal regulations require the Bank to maintain minimum levels of liquid assets. The required percentage has varied from time to time based upon economic conditions and savings flows and is currently 5% of net withdrawable savings deposits and borrowings payable on demand in one year or less during the preceding calendar month. Liquid assets for purposes of this ratio include cash, certain time deposits, U.S. Government, government agency and corporate securities and other obligations generally having remaining maturities of less than five years. The Bank has historically maintained its liquidity ratio for regulatory purposes at levels in excess of those required. At September 30, 1996, the Bank's liquidity ratio for regulatory purposes was 17.20%.

The Company's most liquid assets are cash and cash equivalents, which consist of interest-bearing deposits and short-term highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash. The level of these assets is dependent on the Company's operating, financing and investing activities during any given period. At September 30, 1996 and December 31, 1995, cash and cash equivalents totaled $4.8 million and $4.0 million respectively.

Liquidity management for the Company is both a daily and long-term function of the Company's management strategy. Excess funds are generally invested in short-term investments, such as overnight deposits. If the Company requires funds beyond its ability to generate them internally, additional funds are available through FHLB advances.

The Company anticipates that it will have sufficient funds available to meet current commitments. At September 30, 1996 the Company has outstanding loan commitments totaling $1.4 million and no outstanding commitments to purchase investment securities.

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

At September 30, 1996, the Bank had core capital equal to $10.9 million, or
13.4% of adjusted total assets   which was $8.4 million above the minimum
leverage ratio requirement of 3% in effect on that date. The Bank had total capital of $11.2 million (including $10.9 million in core capital and $352,000 in qualifying supplementary capital) and risk-weighted assets of $42.2 million (including no converted off-balance sheet assets); or total risk-based capital of 26.6% of risk-weighted assets at September 30, 1996. This amount was $7.9 million above the 8% requirement in effect on that date.



                                NON-PERFORMING ASSETS

    The following table sets forth the amounts and categories of non-performing assets in the Company's portfolio. Loans are reviewed monthly and any loan whose collectibility is doubtful is placed on non-accrual status. Loans are placed on non-accrual status when principal and interest is 90 days or more past due, unless, in the judgement of management, the loan is well collateralized and in the process of collection. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. Restructured loans include troubled debt restructuring (which involved forgiving a portion of interest or principal on any loans or making loans at a rate materially less than the market rate). At September 30, 1996, the Company had no restructured loans or foreclosed assets.

                                               September 30       December 31,
                                                   1996              1995
                                               ------------       ------------

Non-accruing loans:
  One to four family                                    356                365
  Multi- family                                         ---                ---
  Non- residential                                      ---                ---
  Construction                                          ---                ---
  Consumer                                                1                  4
                                               ------------       ------------
Total                                                   357                369
                                               ------------       ------------
Total non- performing assets                            357                369
                                               ------------       ------------
                                               ------------       ------------
Total as a percentage of total assets                 0.43%              0.53%
                                               ------------       ------------
                                               ------------       ------------

For the quarter ended September 30, 1996, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $6,100.

In addition to the non-performing assets set forth in the table above, as of September 30, 1996, there were no loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non- performing asset categories.

Management has considered the Company's non-performing and "of concern" assets in establishing its allowance for loan losses.

                                 RECENT DEVELOPMENTS

On October 9, 1996, the Company announced its intention to repurchase up to 56,206 shares, or approximately 5% of its outstanding shares over the next twelve months. This repurchase program is to be accomplished by purchasing shares in open market transactions, from time to time, subject to availability.
As of November 1 , 1996     all shares have been purchased.

The Company held a special meeting of stockholders on October 23, 1996 at which time the stockholders approved the Companys 1996 Stock Option and Incentive Plan and the Companys Recognition and Retention Plan. As of November 1, 1996; all shares, 44,965 shares, have been purchased for the Companys Recognition and Retention Plan.

The Company declared a cash dividend of $0.06 per share, payable on November 28, 1996 to shareholders of record on November 15, 1996.

PART II - OTHER INFORMATION




Item 1.  LEGAL PROCEEDINGS

              From time to time, the Bank is a party to legal proceedings in the ordinary course of business, wherein it enforces its security interest. The Company and the Bank are not engaged in any legal proceedings of a material nature at the present time.

Item 2.  CHANGES IN SECURITIES

              None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

              None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None

Item 5.  OTHER INFORMATION

              Not applicable.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

              (a) Computation of earnings per share (Exhibit 11 filed herewith)

              (b) The Company filed a Form 8-K on September 5, 1996 to report the declaration of a cash dividend of $0.06 per share, payable on September 30, 1996, to shareholders of record on September 16, 1996.

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


                                 AMB FINANCIAL CORP.
                                 -------------------
                                      Registrant



DATE: November 1, 1996


BY:                      /s/ CLEMENT B. KNAPP,JR.
                             --------------------
                             Clement B. Knapp, Jr.
                             President and Chief Executive Officer
                             (Duly Authorized Representative)




BY:                      /S/ DANIEL T. POLUDNIAK
                             -------------------
                             Daniel T. Poludniak
                             Vice President and Chief Financial Officer
                             (Principal Financial and Accounting Officer)

                                  INDEX TO EXHIBITS


Exhibit No.                                                        Page No.


  11     Statement re: Computation of Per Share Earnings             17