Form 10KSB
period 1996-12-31
AMB FINANCIAL CORP
filed 1997-03-31
CIK 915393

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 [No Fee Required]

                  For the transition period from _______ to _______

                         Commission file number 0-23182

                               AMB FINANCIAL CORP.
        (Exact Name of Small Business Issuer as Specified in its Charter)

         Delaware                                          35-1905382
 (State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                         Identification No.)

8230 Hohman Avenue, Munster, Indiana                        46321-1578
(Address of principal executive offices                     (Zip Code)

Issuer's telephone number, including area code: (219) 836-5870

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      None

           Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                                (Title of Class)

         Check whether the Issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES [X] NO [ ]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The Issuer had $6.5 million in gross income for the year ended December 31, 1996.

         As of March 15, 1997, there were issued and outstanding 1,067,919 shares of the Issuer's Common Stock. The Issuer's voting stock is not regularly and actively traded, and there are no regularly quoted bid and asked prices for the Issuer's voting stock. Accordingly, the Issuer is unable to determine the aggregate market value of the voting stock held by non-affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

         PARTS II and IV of Form  10-KSB--1997  Annual  Report to  Stockholders.
         PART III of Form 10-KSB--Proxy Statement for the 1997 Annual Meeting of Stockholders.

                                     PART I

Item  1. Description of Business

General

         AMB Financial Corp. (the "Company"), was formed in 1993 by American Savings, FSB ("American Savings" or the "Bank") under the laws of Delaware for the purpose of becoming a savings and loan holding company. American Savings, headquartered in Munster, Indiana, was founded in 1957 as a federally chartered institution. Its deposits are insured up to applicable limits by the FDIC. In March 1996, the Bank converted to the stock form of organization through the sale and issuance of 1,124,125 shares of its common stock to the Company. The principal asset of the Company is the outstanding stock of the Bank, its wholly owned subsidiary. The Company presently has no separate operations and its business consists only of the business of the Bank. All references to the Company, unless otherwise indicated, at or before March 29, 1996 refer to the Bank.

         American   Savings  has  been,   and  intends  to  continue  to  be,  a
community-based   financial  institution  that  offers  a  variety  of  selected financial services to meet the needs of the community it serves. The Bank attracts deposits from the general public and using such deposits to originate one- to four-family residential mortgage and, to a lesser extent, multi-family, non-residential real estate, land, commercial business and consumer loans in its primary market area. The Bank also invests in mortgage-backed securities, investment securities consisting primarily of U.S. government obligations and various types of short-term liquid assets. See "--Lending Activities" and "--Investment Activities."

         American Savings serves the financial needs of families and local businesses in its primary market area, northwest Lake County, Indiana, through its main office located in Munster, Indiana and three branch offices located in the communities of Dyer, East Chicago and Hammond, Indiana. Its deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC"). At December 31, 1996, the Company had total assets of $86.1 million, deposits of $60.4 million and stockholders' equity of $15.2 million (or 17.62% of total assets).

         The executive office of the Company is located at 8230 Hohman Avenue, Munster, Indiana 46321-1578 and its telephone number at that address is (219) 836-5870.

Lending Activities

         General. The principal lending activity of the Bank is originating for its portfolio first mortgage loans secured by owner-occupied one- to four-family residential properties located in its primary market areas. In addition, in order to increase the yield and/or the interest rate sensitivity of its portfolio and in order to provide more comprehensive financial services to families and community businesses in the Bank's primary market area, American Savings also originates and purchases non-residential real estate, multi-family, commercial business, consumer and land loans.

Loan Portfolio Composition

         The following table sets forth information concerning the composition of the Bank's loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) as of the dates indicated.

                                                                               December 31,
                                             ---------------------------------------------------------------------------
                                                         1996                    1995                       1994
                                             -----------------------     ----------------------    ---------------------
                                                Amount       Percent      Amount       Percent      Amount       Percent
                                                ------       -------      ------       -------      ------       -------
                                                                          (Dollars in Thousands)
Real Estate Loans:
 One- to four-family........................   $43,669       63.41%      $38,056        68.60%      $37,050        69.02%
 Multi-family...............................     3,259        4.73         3,419         6.16         3,445         6.42
 Non-residential............................     8,806       12.79         4,146         7.47         3,971         7.40
 Construction...............................     4,406        6.40         3,194         5.76         3,580         6.67
 Land.......................................       217         .32           223          .40           736         1.37
                                              --------      ------       -------       ------       -------       -------
     Total real estate loans................    60,357       87.65        49,038        88.39        48,782        90.88
                                              --------      ------       -------       ------       -------      -------

Other Loans:
 Consumer Loans:
  Deposit account...........................       185         .27           223          .40          263          .49
  Student...................................         3         .01             4          .01            5          .01
  Home improvement..........................        15         .01            12          .01           21          .04
  Line of credit............................     2,968        4.31         2,745         4.96        2,873         5.35
  Other ....................................     1,818        2.64         1,037         1.87          824         1.54
                                              --------      ------      --------      -------      -------       -------
     Total consumer loans...................     4,989        7.24         4,021         7.25        3,986         7.43
                                              --------      ------      --------      -------      -------      -------
 Commercial business loans..................     3,519        5.11         2,420         4.36          905         1.69
                                              --------      ------      --------      -------      -------      -------

     Total loans receivable.................    68,865      100.00%       55,479       100.00%      53,673       100.00%
                                                            ======                     ======                   ======

Less:
 Loans in process...........................       910                       268                     1,245
 Deferred fees and discounts................       234                       213                       248
 Allowance for losses.......................       355                       359                       331
                                              --------                   -------                   -------
 Total loans receivable, net................   $67,366                   $54,639                   $51,849
                                               =======                   =======                   =======


                                                         1993                      1992
                                               ------------------------    --------------------
                                                 Amount       Percent      Amount       Percent
                                                 ------       -------      ------       -------

Real Estate Loans:
 One- to four-family........................   $35,202         71.64%      $35,144        74.59%
 Multi-family...............................     2,877          5.85         2,957         6.28
 Non-residential............................     3,726          7.58         2,625         5.57
 Construction...............................     1,161          2.36          ,151         2.44
 Land.......................................       493          1.00           415          .88
                                              --------        ------       -------       ------
     Total real estate loans................    43,459         88.43        42,292        89.76
                                              --------        ------       -------       ------

Other Loans:
 Consumer Loans:
  Deposit account...........................       111           .23           121          .26
  Student...................................        16           .03            33          .07
  Home improvement..........................        62           .13            67          .14
  Line of credit............................     2,642          5.38         2,285         4.85
  Other ....................................       639          1.30           442          .94
                                                -------       ------      --------       ------
     Total consumer loans...................     3,470          7.07         2,948         6.26
                                                -------       ------      --------       ------
 Commercial business loans..................     2,211          4.50         1,873         3.98
                                                -------       ------       --------      ------

     Total loans receivable.................    49,140        100.00%       47,113       100.00%
                                                              ======                     ======

Less:
 Loans in process...........................        14                          11
 Deferred fees and discounts................       233                         248
 Allowance for losses.......................       291                         439
                                              ---------                    --------
 Total loans receivable, net................  $ 48,602                     $46,415
                                              ========                     =======

         The following table shows the composition of the Bank's loan portfolios by fixed- and adjustable-rate at the dates indicated.

                                                                       December 31,
                                                  1996                   1995                    1994
                                          ---------------------------------------------------------------------
                                           Amount     Percent     Amount      Percent      Amount      Percent
                                           ------     -------     ------      -------      ------      -------
                                                                   (Dollars in Thousands)
Fixed-Rate Loans:
 Real estate:
  One- to four-family...............      $33,248       48.28%    $30,512        55.00%   $30,657        57.12%
  Multi-family......................        1,999        2.90       2,102         3.79      2,220         4.14
  Non-residential...................        2,917        4.24       2,021         3.64      2,168         4.04
  Construction......................          ---         ---         ---        ---          ---          ---
  Land..............................          ---         ---         ---        ---          ---          ---
                                          -------     -------     -------       -----   ----------      ------
     Total real estate loans........       38,164      55.42       34,635        62.43     35,045        65.30
                                          -------     ------      -------        ------   --------      ------
 Consumer...........................        1,588       2.31        1,272         2.29      1,108         2.06
 Commercial business................        3,252       4.72        2,089         3.76        644         1.20
                                          -------    -------      -------       ------   --------       ------
     Total fixed-rate loans.........       43,004      62.45       37,996        68.48     36,797        68.56
                                          -------     ------      -------       ------    -------       ------

Adjustable-Rate Loans:
 Real estate:
  One- to four-family...............       10,421      15.13        7,544        13.60      6,393        11.91
  Multi-family......................        1,260       1.83        1,317         2.37      1,225         2.28
  Non-residential...................        5,889       8.55        2,125         3.83      1,803         3.36
  Construction......................        4,406       6.40        3,194         5.76      3,580         6.67
  Land .............................          217        .32          223          .40        736         1.37
                                         --------    -------      -------       -------  ---------      ------
     Total real estate loans........       22,193      32.23       14,403        25.96     13,737        25.59
                                          -------     ------      -------       -------   --------      ------
 Consumer...........................        3,401       4.93        2,749         4.96      2,878         5.36
 Commercial business................          267        .39          331          .60        261          .49
                                         --------    -------     --------       ------  ---------       ------
     Total adjustable-rate loans....       25,861      37.55       17,483        31.52     16,876        31.44
                                          -------                --------       -------   -------       -------

     Total loans receivable.........       68,865     100.00%   $  55,479        100.00%   53,673       100.00%
                                                     =======                     ======                 ======

Less:
 Loans in process...................          910                     268                   1,245
 Deferred fees and discounts........          234                     213                     248
 Allowance for loan losses..........          355                     359                     331
                                         --------                ---------                -------
    Total loans receivable, net.....      $67,366                 $54,639                 $51,849
                                          =======                 =======                 =======

                                                  1993                        1992
                                         ------------------------     -----------------------
                                          Amount        Percent       Amount        Percent
                                          ------        -------       ------        -------
Fixed-Rate Loans:
 Real estate:
  One- to four-family...............      $26,563          54.06%     $25,528          54.18%
  Multi-family......................        2,284           4.65        2,371           5.03
  Non-residential...................        2,177           4.43        1,560           3.31
  Construction......................          ---            ---          ---           ---
  Land..............................          ---            ---          ---           ---
                                          -------        -------      -------         ------
     Total real estate loans........       31,024          63.14       29,459          62.52
                                          -------        -------      -------         ------
 Consumer...........................          812           1.65          509           1.09
 Commercial business................          959           1.95          146            .31
                                         --------        -------      --------        ------
     Total fixed-rate loans.........       32,795          66.74       30,114          63.92
                                          -------         ------      -------         ------

Adjustable-Rate Loans:
 Real estate:
  One- to four-family...............        8,639          17.58        9,616          20.41
  Multi-family......................          593           1.21          586           1.24
  Non-residential...................        1,549           3.15        1,065           2.26
  Construction......................        1,161           2.36        1,151           2.44
  Land .............................          493           1.00          415            .88
                                         ---------       -------      -------         ------
     Total real estate loans........       12,435          25.30       12,833          27.23
                                          --------       -------      -------         ------
 Consumer...........................        2,658           5.41        2,439           5.18
 Commercial business................        1,252           2.55        1,727           3.67
                                          --------       -------      -------         ------
     Total adjustable-rate loans....       16,345          33.26       16,999          36.08
                                          --------       ------       -------         ------

     Total loans receivable.........       49,140         100.00%      47,113         100.00%
                                                          ======                     ======

Less:
 Loans in process...................           14                          11
 Deferred fees and discounts........          233                         248
 Allowance for loan losses..........          291                         439
                                          -------                     -------
    Total loans receivable, net.....      $48,602                     $46,415
                                          =======                     =======

         The following table illustrates the interest rate sensitivity of the Bank's loan portfolio at December 31, 1996. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract requires the final payment to be made, without regard to interest rate adjustments. The table does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                                       Real Estate
                                                     Multi-family and
                             One- to Four-Family     Non-residential        Construction             Land                Consumer
                           ---------------------   -------------------  ---------------------   -------------------  ---------------
                                       Weighted              Weighted               Weighted              Weighted          Weighted
                                        Average               Average                Average               Average           Average
                             Amount      Rate      Amount      Rate       Amount      Rate      Amount     Rate      Amount    Rate
                           -------------------------------- ----------  --------------------    ---------- --------  ---------------
                                                                         (Dollars in Thousands)
 Due During
Period Ending December 31,

1997.......................  $   729      8.65    $ 1,400      9.34%    $2,317      9.41%      $148       9.49%     $  665     7.52%
1998 to 1999...............    1,092      7.87      1,118      9.09      1,568      9.33         17       9.17         793     7.94
2000 and 2001..............    2,446      7.91        793      9.32        ---       ---         52       8.18         546     8.03
2002 to 2006...............   13,679      7.61      2,393      8.90        ---       ---        ---        ---      ------     ---
2007 to 2016...............   15,179      7.87      5,066      8.67        521      8.31        ---        ---           3     9.00
2017 and following.........   10,544      7.38      1,295      8.66        ---       ---        ---        ---       2,982     9.83
                             -------      ----    -------      ----                ------                ------                ----
   Total...................  $43,669      7.69%   $12,065      8.87%    $4,406      9.25%      $217       9.15%     $4,989     9.02%
                             =======              =======               ======                 ====                 ======

                                           Commercial
                                          Business                Total
                                   --------------------    ---------------------
                                              Weighted                Weighted
                                               Average                Average
                                    Amount      Rate       Amount      Rate
                                    ------      ----       ------      ----
Due During
Period Ending December 31,

1997.......................       $  623         9.51%    $ 5,882       9.10%
1998 to 1999...............        2,896         7.44       7,484       8.20
2000 and 2001..............          ---         ---        3,837       8.22
2002 to 2006...............           ---        ---       16,072       7.80
2007 to 2016...............          ---         ---       20,769       8.08
2017 and following.........          ---         ---       14,821       7.98
                                                          -------
   Total...................       $3,519         7.81%    $68,865       8.10%
                                  ======                  =======

         The total amount of loans due after December 31, 1997 which have predetermined interest rates is $40.6 million, while the total amount of loans due after such dates which have floating or adjustable interest rates is $22.4 million.

         Under federal law, the aggregate amount of loans that the Bank is permitted to make to any one borrower is generally limited to 15% of unimpaired capital and surplus (25% if the security for such loan has a "readily ascertainable" value or 30% for certain residential development loans). At December 31, 1996, based on the above, the Bank's regulatory loan-to- one borrower limit was approximately $1.7 million. On the same date, the Bank had no borrowers with outstanding balances in excess of this amount. As of December 31, 1996, the largest dollar amount of indebtedness to one borrower or group of related borrowers was $1.05 million in loans secured by multi-family residential property. Such loans are performing in accordance with their terms.

         Loan applications are initially considered and approved by Bank officers with various levels of lending authority depending on the collateral type and loan amount. Loans that exceed individual or combined loan officer authority are referred to the Loan Committee. Loans greater than $500,000 must be approved by the Board of Directors after review and preliminary approval by the Loan Committee.

         All of the Bank's lending is subject to its written underwriting standards and to loan origination procedures. The Bank is an equal opportunity lender. Decisions on loan applications are made on the basis of detailed applications and property valuations (consistent with the Bank's written appraisal policy) by qualified independent appraisers. The loan applications are designed primarily to determine the borrower's ability to repay and the more significant items on the application are verified through use of credit reports, financial statements, tax returns and/or confirmations.

         Generally, the Bank requires title insurance on its mortgage loans as well as fire and extended coverage casualty insurance in amounts at least equal to the principal amount of the loan or the value of improvements on the property, depending on the type of loan. The Bank also requires flood insurance to protect the property securing its interest when the property is located in a flood plain or otherwise deemed prudent by management.

One- to Four-Family Residential Real Estate Lending

         The cornerstone of the Bank's lending program has long been the origination of long-term permanent loans secured by mortgages on owner-occupied one- to four-family residences. At December 31, 1996, $43.7 million, or 63.41% of the Bank's loan portfolio consisted of permanent loans on one- to four-family residences. At that date, the average outstanding residential loan balance was $54,700 and the largest outstanding residential loan had a principal balance of $346,000. Virtually all of the residential loans originated by American Savings are secured by properties located in the Bank's market area. See "- Originations, Sales and Purchases of Loans."

         Historically, American Savings originated for retention in its own portfolio 30-year fixed-rate loans secured by one- to four-family residential real estate. Beginning in 1982, in order to reduce its exposure to changes in interest rates, American Savings began to originate ARMs and balloon loans, subject to market conditions and consumer preference. As a result of continued consumer demand, particularly during periods of relatively low interest rates, for fixed-rate loans, American Savings has continued to originate for retention in its portfolio fixed-rate residential loans in amounts and at rates which are monitored for compliance with the Bank's asset/liability management policy. Currently, the Bank originates fixed-rate loans with maturities of up to 15 years for retention in it own portfolio. All ARMs and balloon loans originated by the Bank are retained and serviced by it. At December 31, 1996, the Bank had $17.6 million of fixed-rate residential loans with less than 10 years to maturity, $13.9 million of fixed-rate residential loans with maturities between 10 and 20 years and $1.7 million of fixed-rate residential loans with maturities in excess of 21 years in its portfolio. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management" in the Company's Annual Report to Stockholders filed as Exhibit 13 hereto (the "Annual Report").

         The Bank has offered ARM loans at rates, terms and points determined in accordance with market and competitive factors. The Bank's current one- to four-family residential ARMs are fully amortizing loans with contractual maturities of up to 30 years. The interest rates on the ARMs originated by American Savings are generally subject to adjustment at three-year intervals based on a margin over the Three Year Treasury Securities Constant Maturity
Index. Decreases or increases in the interest rate of the Bank's ARMs are generally limited to 5% above or below the initial interest rate over the life of the loan. The Bank's ARMs are not convertible into fixed-rate loans, do not contain prepayment penalties and do not produce negative amortization. ARM loans may be assumed provided home buyers meet the Bank's underwriting standards and the applicable fees are paid. At December 31, 1996, the total balance of one- to four-family ARMs was $10.4 million.

         The Bank evaluates both the borrower's ability to make principal, interest and escrow payments and the value of the property that will secure the loan. American Savings originates residential mortgage loans with loan-to-value ratios up to 95%. On mortgage loans exceeding an 80% loan-to-value ratio at the time of origination, American Savings will generally require private mortgage insurance in an amount intended to reduce the Bank's exposure to 80% or less of the appraised value of the underlying property.

         As of December 31, 1996, the Bank had 18 one- to four-family residential mortgage loans having an aggregate balance of $4.6 million with current balances in excess of the current FHLMC maximum, $207,000 ("jumbo loans"). The Bank's delinquency experience on its jumbo residential loans has been similar to its experience on its other residential loans.

         The Bank's residential mortgage loans customarily include due-on-sale clauses giving the Bank the right to declare the loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the property subject to the mortgage and the loan is not repaid.

Multi-Family and Non-Residential Real Estate Lending

         The Bank has long made permanent multi-family and non-residential real estate loans in its primary market area. However, the Bank has increased these portfolios in recent years in accordance with its asset/liability management policy. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management" in the Annual Report. At December 31, 1996, the Bank had $12.1 million in multi-family and non-residential real estate loans, representing 17.52% of the Bank's gross loan portfolio.

         The Bank's multi-family loan portfolio includes loans secured by five or more unit residential buildings located primarily in the Bank's primary market area. The Bank's non-residential real estate loan portfolio consists of loans on a variety of non-residential properties including retail facilities, small office buildings and motel/hotels.

         The Bank has originated both adjustable- and fixed-rate multi-family and non-residential real estate loans, although most current originations have adjustable rates. Rates on the Bank's adjustable-rate multi-family and non-residential real estate loans generally adjust in a manner consistent with the Bank's one- to four-family residential ARMs. Multi-family and non-residential real estate loans are generally underwritten in amounts of up to 80% of the appraised value of the underlying property.

         Appraisals on properties securing multi-family and non-residential real estate loans originated by the Bank are performed by a qualified independent appraiser at the time the loan is made. In addition, the Bank's underwriting procedures generally require verification of the borrower's credit history, income and financial statements, banking relationships, references and income projections for the property. Personal guarantees are generally obtained for the Bank's multi-family and non-residential real estate loans.

         Substantially all of the multi-family residential and non-residential real estate loans originated by the Bank are secured by properties located within 25 miles of one or more of the Bank's offices.

         The table below sets forth by type of security property the estimated number, loan amount and outstanding balance of American Savings' multi-family and non-residential real estate loans at December 31, 1996.

                                                                                                  Outstanding
                                                     Number of              Original               Principal
                                                       Loans               Loan Amount              Balance
                                                       -----               -----------              -------
                                                                       (Dollars in Thousands)

Multi-family...................................           16                 $ 4,308                 $ 3,259
Office.........................................           10                   2,179                   1,861
Retail.........................................            3                     465                     398
Commercial building............................            2                   1,350                   1,219
Auto service/repair............................            1                     290                     257
Restaurants....................................            2                     295                     246
Hotel..........................................            4                   3,500                   3,437
Other..........................................           11                   1,459                   1,388
                                                         ---                --------                --------

   Total.......................................           49                 $13,846                 $12,065
                                                         ===                 =======                 =======

         At December 31, 1996, the Bank's largest multi-family and largest non-residential real estate loans totalled $523,000 and $1.1 million, respectively. As of December 31, 1996 none of these loans were 60 days or more delinquent and were otherwise performing in accordance with their terms.

         Multi-family and non-residential real estate loans generally present a higher level of risk than loans secured by one- to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family residential and non-residential real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower's ability to repay the loan may be impaired. At December 31, 1996, the Bank had no multi-family loans which were 90 days or more delinquent.

Construction Lending

         The Bank makes construction loans to individuals for the construction of their primary or secondary residences and loans to builders or developers for the construction of single-family and multi-family properties. Loans to individuals for the construction of their residences typically run for six months. The borrower pays interest only during the construction period. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans. At December 31, 1996, the Bank had seven construction loans with outstanding aggregate balances of $2.3 million (including an additional $586,000 in undisbursed loan proceeds) secured by one- to four- family residential property to borrowers intending to live in the properties upon completion of construction. Subject to future market conditions, the Bank intends to continue its construction lending activities to persons intending to be owner occupants.

         The Bank makes loans to builders and developers to finance the construction of residential property. Such loans generally have adjustable interest rates based upon prime with terms of from six months to one year. The proceeds of the loan are advanced during construction based upon the percentage of completion as determined by an independent inspector. The loan amount normally does not exceed 80% of projected completed value for homes that have been pre-sold to the ultimate occupant. For loans to builders for the construction of homes not yet pre-sold, which may carry a higher risk, the loan-to value ratio is generally limited to 75%. Whether the Bank is willing to provide permanent takeout financing to the purchaser of the home is determined independently of the construction loan by separate underwriting.

         At, December 31, 1996, the Bank had 16 construction loans with outstanding aggregate balances of $2.1 million (including an additional $312,000 in undisbursed loan proceeds) secured by one- to four-family residential property built on speculation.

         The Bank also provides construction financing on multi-family housing. However, there were no loans of this type outstanding as of December 31, 1996. Additionally, while the Bank does on occasion participate with other lenders in loans to developers and builders to finance multi-family housing construction, there were no loans of this type outstanding as of December 31, 1996.

         Construction lending generally affords the Bank an opportunity to receive interest at rates higher than those obtainable from residential lending and to receive higher origination and other loan fees. In addition, such loans are generally made for relatively short terms. Nevertheless, construction lending to persons other than owner-occupants is generally considered to involve a higher level of credit risk than one- to four-family residential lending due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on construction projects, real estate developers and managers. In addition, the nature of these loans is such that they are more difficult to evaluate and monitor. The Bank's risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value upon completion of the project and the estimated cost (including interest) of the project. If the estimate of value proves to be inaccurate, the Bank may be confronted, at or prior to the maturity of the loan, with a project with a value which is insufficient to assure full repayment and/or the possibility of having to make substantial investments to complete and sell the project. Because defaults in repayment may not occur during the construction period, it may be difficult to identify problem loans at an early stage. When loan payments become due, the cash flow from the property may not be adequate to service the debt. In such cases, the Bank may be required to modify the terms of the loan. The Bank had no non-performing construction loans outstanding as of December 31, 1996.

Land Lending

         Land loans, which include vacant land and developed lots, are made to various builders and developers with whom the Bank has had long-standing relationships. All of such loans are secured by land zoned for residential developments and located within the Bank's market area. Disbursements related to acquisition and development land loans are typically based on the construction cost estimate of an independent architect or engineer who inspects the project in connection with significant disbursement requests. At December 31, 1996, the Bank had $217,000 in loans secured by land, or .32% of its entire gross loan portfolio.

         Land lending generally affords the Bank an opportunity to receive interest at rates higher than those obtainable from residential lending. In addition, land loans are limited to a maximum 75% loan-to-value and are made with adjustable rates of interest and for relatively short terms. Nevertheless, land lending is generally considered to involve a higher level of credit risk due to the fact that funds are advanced upon the security of the land, which is of uncertain value prior to its development. Because of the uncertainties inherent in estimating land development costs as well as the market value on the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a development project and the related loan-to-value ratio.

         As of  December  31,  1996,  the Bank has not  experienced  significant
losses  in  connection   with  its  land   lending.   See   "Delinquencies   and
Non-Performing Assets."

Consumer Lending

         Management believes that offering consumer loan products helps to expand the Bank's customer base and to create stronger ties to its existing customer base. In addition, because consumer loans generally have shorter terms to maturity and carry higher rates of interest than do residential mortgage loans, they can be valuable asset/liability management tools. The Bank currently originates substantially all of its consumer loans in its market area. At December 31, 1996, the Bank's consumer loans totalled $5.0 million or 7.24% of the Bank's gross loan portfolio.

         American Savings offers a variety of secured consumer loans, including home equity lines of credit, home improvement loans, loans secured by savings deposits and automobile loans. Although the Bank primarily originates consumer loans secured by real estate, deposits or other collateral, the Bank also, on occasion, makes unsecured personal loans.

         The Bank's home equity loans are generally limited to $100,000. The Bank uses the same underwriting standards for home equity lines of credit as it uses for one- to four-family residential mortgage loans. The Bank's home equity lines of credit are originated in amounts which, together with the amount of the first mortgage, generally do not exceed 80% of the appraised value of the property securing the loan. The interest rate for all home equity loans floats at a stated margin over the prime rate. At December 31, 1996, the Bank had $3.0 million of home equity lines of credit and an additional $5.4 million of additional funds committed, but undrawn, under such lines.

         The Bank also offers a Visa/Mastercard credit card program. At December 31, 1996, approximately 370 credit cards had been issued, with an aggregate outstanding loan balance of $430,000 and unused credit available of $618,000. The Bank presently charges no annual membership fee and a fixed annual rate of interest on these credit cards.

         The terms of other types of consumer loans vary according to the type of collateral, length of contract, and creditworthiness of the borrower. The underwriting standards employed by the Bank for consumer loans include a determination of the applicant's payment history on other debts and an assessment of the borrower's ability to meet payments on the proposed loan along with his existing obligations. In addition to the creditworthiness of the applicant, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount. Unsecured personal loans are made to borrowers for a variety of personal needs and are usually limited to 20% of the borrower's net worth not to exceed $15,000, with a minimum loan amount of $2,500.

         In April 1996, the Bank purchased 151 individual consumer orthodontist loans for a purchase price of $503,000. As of December 31, 1996, the outstanding balance on those loans was $348,000.

         Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral for defaulted consumer loans may not provide adequate sources of repayment for the outstanding loan balances as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At December 31, 1996, $45,000, or approximately .90% of the consumer loan portfolio, was 60 days or more delinquent. There can be no assurance that delinquencies will not continue to increase in the future.

Commercial Business Lending

         In order to increase the yield and interest rate sensitivity of its loan portfolio and in order to satisfy the demand for financial services available to individuals and businesses in its primary market area, the Bank maintains a portfolio of commercial business loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are generally of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself (which, in turn, may be dependent upon the general economic environment). During the past five years, the Bank has made commercial business loans to businesses such as small retail operations, small manufacturing concerns and professional firms. The Bank's commercial business loans almost always include personal guarantees and are usually, but not always, secured by business assets, such as accounts receivable, equipment, inventory and real estate. However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

         Most of the Bank's commercial business loans have terms ranging from six months to five years and carry adjustable interest rates. The underwriting process for commercial business loans generally includes consideration of the borrower's financial statements, tax returns, projections of future business operations and inspection of the subject collateral, if any.

         In August 1995, the Bank purchased seasoned commercial leases for a purchase price of $2.0 million covering manufacturing equipment for the embroidery of garments. As of December 31, 1996, the outstanding balance on these leases was $1.2 million. In November 1996, the Bank purchased a second package of similar type leases for a purchase price of $2.1 million covering similar equipment. In general, the leases are full-payout finance leases in which the lease payments effectively repay the lessor for the purchase price of the equipment, plus an acceptable yield. The leases were purchased from another financial institution with expertise in originating and acquiring such leases.
The other institution continues to service the leases for American Savings and provides limited recourse in the event of a default by the lessor. The Bank purchased these leases because they were available at relatively high yields at a time when investment alternatives were generating much lower yields and because they had relatively short terms, consistent with the Bank's asset/liability management strategy. Although, like other commercial business financings, commercial leases involve higher risk than residential mortgage loans, management believes that these purchases are prudent in furtherance of the Bank's lending strategy and in light of the higher yields, personal guarantees on most of the leases and the limited additional credit recourse provided by the seller. These leases are classified as loans for financial statement purposes. As of December 31, 1996, all of such leases were performing in accordance with their terms.

Originations, Purchases and Sales of Loans

         The Bank originates real estate and other loans through employees located at each of the Bank's offices. Walk-in customers and referrals from real estate brokers and builders are also important sources of loan originations. The Bank occasionally utilizes the services of mortgage brokers.

         In order to supplement its loan production, the Bank may purchase loans from third parties. In general, the Bank uses the same underwriting standards in evaluating loan purchases as it does in originating loans. The Bank will continue to evaluate loan purchase opportunities as they arise and make purchases in the future depending on market conditions.

         From time to time the Bank sells long-term fixed-rate loans pursuant to forward commitments. To date, most of the Bank's loan sales have been made on a servicing released basis. At December 31, 1996, approximately $8.5 million of American Savings' loan portfolio was serviced by others and American Savings serviced no loans for others.

         In periods of rising interest rates, the Bank's ability to originate large dollar volumes of real estate loans may be substantially reduced or restricted, with a resultant decrease in related fee income and operating earnings. In addition, the Bank's ability to sell loans may substantially decrease if potential buyers reduce their purchasing activities.

         The following table shows the loan origination, purchase, sale and repayment activities of the Bank for the periods indicated.

                                                                        Year Ended December 31,
                                                            -----------------------------------------------
                                                              1996         1995         1994         1993
                                                           --------     --------      --------      -------
Originations by type:
 Adjustable rate:
  Real estate - one- to four-family..................       $ 4,027      $ 3,899       $ 1,312     $  3,990
                - multi-family.......................           ---          ---           170          ---
                - non-residential....................         2,880        1,359           555          625
                - construction.......................         2,778        1,400         3,248          321
                - land...............................           ---          136           432          130
  Non-real estate - consumer.........................         4,485        2,944         3,409          979
                     - commercial business...........           158          103           301        1,530
                                                           --------     --------      --------      -------
         Total adjustable-rate.......................        14,328        9,841         9,427        7,575
                                                            -------     --------       -------      -------
 Fixed rate:
  Real estate - one- to four-family..................         8,219        2,588         7,070        5,500
                - multi-family.......................           101          377           ---          383
                - non-residential....................            17           96           783          ---
                - construction.......................           ---          ---           ---          ---
                - land...............................           ---          ---           ---          ---
  Non-real estate - consumer.........................           793        1,041         1,196          537
                     - commercial business...........            85          ---            40           14
                                                          ---------    ---------      --------    ---------
         Total fixed-rate............................         9,215        4,102         9,089        6,434
                                                           --------      -------       -------     --------
         Total loans originated......................        23,543       13,943        18,516       14,009
                                                           --------      -------       -------     --------

                                                                        Year Ended December 31,
                                                            -----------------------------------------------
                                                              1996         1995         1994         1993
                                                           --------     --------      --------      -------
Purchases:
  Real estate - one- to four-family..................           ---          524            60          ---
                - multi-family.......................           ---          653           497          ---
                - non-residential....................         2,079          ---           ---          ---
                - construction.......................           ---          250         1,000          ---
  Non-real estate - consumer.........................           503          ---           ---          ---
                     - commercial business...........         2,066        2,013           ---        1,049
                                                            -------      -------     ---------     --------
         Total loans purchased.......................         4,648        3,440         1,557        1,049
                                                            -------      -------       -------     --------

Sales and Repayments:
  Real estate - one- to four-family..................           ---          ---           112          320
                - multi-family.......................           ---          ---           ---          ---
                - non-residential....................           ---          ---           ---          ---
                - construction.......................           ---          ---           ---          ---
  Non-real estate - consumer.........................           ---          ---           ---          ---
                    - commercial business............           ---          ---           ---          ---
                                                          ---------    ---------    ----------   ----------
         Total loans sold............................           ---          ---           112          320
  Principal repayments...............................        14,801       15,518        15,428       12,711
                                                            -------      -------      --------      -------
         Total reductions............................        14,801       15,518        15,540       13,031
Increase (decrease) in other items, net..............          (663)         925       (1,286)          160
                                                           --------     --------     --------      --------
         Net increase (decrease).....................       $12,727      $ 2,790      $  3,247      $ 2,187
                                                            =======      =======      ========      =======


Delinquencies and Non-Performing Assets

         Delinquency Procedures. When a borrower fails to make a required payment on a loan, the Bank attempts to cause the delinquency to be cured by contacting the borrower. In the case of loans, a late notice is sent on all loans over 30 days delinquent. Another late notice is sent 60 days after the due date. Additional written and verbal contacts are made with the borrower between 45 and 90 days after the due date.

         If the delinquency is not cured by the 90th day, the customer is provided 10 days written notice that the account will be referred to counsel for collection and foreclosure, if necessary. A drive-by appraisal is normally obtained at this time and a title search is ordered. A good faith effort by the borrower at this time will defer foreclosure for a reasonable length of time depending on individual circumstances. The Bank may agree to accept a deed in lieu of foreclosure. If it becomes necessary to foreclose, the property is sold at public sale and the Bank may bid on the property to protect its interest. The decision to foreclose is made by the Senior Loan Officer after discussion with the members of the Loan Committee.

         Consumer loans are charged off if they remain delinquent for 120 days unless the borrower and lender agree on a payment plan. If terms of the plan are not met, they are then subject to charge off. The Bank's procedures for repossession and sale of consumer collateral are subject to various requirements under Indiana consumer protection laws.

         Real estate acquired by American Savings as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired by foreclosure or deed in lieu of foreclosure, it is recorded at the lower of cost or estimated fair value, less estimated selling costs, at the date of acquisition, and any write-down resulting therefrom is charged to the allowance for loan losses. Subsequent decreases in the value of the property are charged to operations through the creation of a valuation allowance. After acquisition, all costs incurred in maintaining the property are expensed. Costs relating to the development and improvement of the property, however, are capitalized to the extent of estimated fair value less estimated costs to sell.

         Loan Delinquencies. The following table sets forth the Bank's loan delinquencies by type, by amount and by percentage of type at December 31, 1996.

                                                    Loans Delinquent For:
                                         60-89 Days                      90 Days and Over                 Total Delinquent Loans
                                 -------------------------------   -------------------------------     -----------------------------
                                                       Percent                            Percent                          Percent
                                                       of Loan                            of Loan                           of Loan
                                  Number    Amount     Category     Number     Amount     Category     Number    Amount    Category
                                  ------    ------     --------     ------     ------     --------     ------    ------    --------
                                                                        (Dollars in Thousands)
Real Estate:
  One- to four-family......          6       $341         .78%         5       $269           .62%       11       $ 610      1.40%
  Multi-family.............        ---        ---          ---        ---        ---          ---        ---        ---        ---
  Non-residential..........        ---        ---          ---        ---        ---          ---        ---        ---        ---
  Construction.............        ---        ---          ---        ---        ---          ---        ---        ---        ---
  Land.....................        ---        ---          ---        ---        ---          ---        ---        ---        ---
Consumer...................          1          9         .18          3         36           .72         4          45       .90
Commercial business........        ---        ---          ---        ---        ---          ---        ---        ---        ---
                                   ---     ------                     ---      -----                     ---       ----

     Total.................          7       $350         .15%         8       $305           .44%       15        $655       .95%
                                   ===       ====                     ===      ====                      ==        ====


         Classification of Assets. Federal regulations require that each savings institution classify its own assets on a regular basis. In addition, in connection with examinations of savings institutions, OTS and FDIC examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: Substandard, Doubtful and Loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the savings institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of Substandard assets, with the additional characteristics that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified Loss is considered uncollectible and of such little value that continuance as an asset on the balance sheet of the institution is not warranted. The regulations have also created a Special Mention category, consisting of assets which do not currently expose a savings institution to a sufficient degree of risk to warrant classification, but do which possess credit deficiencies or potential weaknesses deserving management's close attention. As of December 31, 1996, the Bank had not designated any assets as special mention. Assets classified as Substandard or Doubtful require the institution to establish prudent general allowances for loan losses. If an asset or portion thereof is classified as Loss, the institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified Loss, or charge off such amount. If an institution does not agree with an examiner's classification of an asset, it may appeal this determination to the District Director of the OTS. On the basis of management's review of its assets, at December 31, 1996, had classified a total of $305,000 of its loans, as follows:

                                              One- to Four-
                                                 Family         Construction       Consumer            Total
                                                 ------         ------------       --------            -----
                                                                      (In Thousands)

Substandard.........................              $269             $---               $36              $305
Doubtful............................               ---              ---               ---               ---
Loss................................               ---              ---               ---               ---
                                                  ----             ----              ----            ------
                                                  $269             $---               $36              $305
                                                  ====             ====               ===              ====

         American Savings' classified assets consist of the (i) non-performing loans and (ii) loans and other assets of concern discussed herein. As of the date hereof, these asset classifications are consistent with those of the OTS and FDIC.

         Non-Performing Assets. The following table sets forth the amounts and categories of non-performing assets in the Bank's loan portfolio. Loans are reviewed quarterly and any loan whose collectibility is doubtful is placed on non-accrual status. Loans are placed on non-accrual status when either principal or interest is 90 days or more past due, unless, in the judgment of management, the loan is well collateralized and in the process of collection. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. For all years presented, the Bank has had no troubled debt restructurings (which involved forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates). Foreclosed assets include assets acquired in settlement of loans. Except as noted, the loans and foreclosed asset amounts shown are stated without giving effect to the specific reserves which have been established against such assets. See "- Loan Loss Reserve Analysis."

                                                                                      December 31,
                                                         ------------------------------------------------------------------------
                                                         1996         1995        1994        1993         1992          1991
                                                         ------------------------ ------------------------------------- ---------
                                                                                (Dollars in Thousands)
Non-accruing loans:
  One- to four-family............................         $269        $318      $   344       $  206      $  142       $  237
  Multi-family...................................          ---         ---          ---          ---         ---          ---
  Non-residential................................          ---         ---          ---           60         282          272
  Construction...................................          ---         ---          109          242         ---          ---
  Consumer.......................................           36          51           47           40          10           58
  Commercial business............................          ---         ---          ---           10         ---           51
                                                        ------      ------    ---------      -------    --------     --------
     Total.......................................          305         369          500          550         434          618
                                                         -----       -----     --------       ------      ------      -------

Non-accruing mortgage-backed securities..........          ---         ---          ---          ---         ---          155
                                                        ------      ------    ---------      -------    --------     --------
Accruing loans delinquent more than 90 days......          ---         ---          ---          ---         ---          ---
                                                        ------      ------    ---------      -------    --------    ---------

Foreclosed assets:
  One- to four-family............................          ---         ---          ---           12         199          289
  Multi-family...................................          ---         ---          ---          ---         ---          ---
  Non-residential................................          ---         ---          ---          ---         ---          ---
  Construction...................................          ---         ---          ---          ---         ---          ---
  Consumer.......................................          ---         ---          ---          ---         ---          ---
  Commercial business............................          ---         ---          ---          ---         ---          ---
                                                        ------      ------    ---------     --------    --------     --------
     Total.......................................           --         ---          ---           12         199          289
                                                        ------      ------    ---------      -------      ------       ------

Total non-performing assets......................         $305        $369      $   500       $  570       $ 633       $1,062
                                                          ====        ====      =======       ======       =====       ======
Total as a percentage of total assets............         .35%        .53%         .76%         .88%        .99%        1.68%
                                                         ====       =====          ===          ===         ===         ====

         For the year ended December 31, 1996, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $23,000.

         At December 31, 1996, there were no other loans not included on the table or discussed above where known information about the possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

         Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses charged to earnings based on management's evaluation of the risk inherent in its entire loan portfolio and changes in the nature and volume of its loan activity. Such evaluation, which includes a review of all loans of which full collectibility may not be reasonably assured, considers the estimated net realizable value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate allowance for loan losses. In determining the general reserves under these policies, historical charge-offs and recoveries, changes in the mix and levels of the various types of loans, net realizable values, the current loan portfolio and current economic conditions are considered. Management also considers the Bank's non-performing and "of concern" assets in establishing its allowance for loan losses. The Bank's policies have had the effect of increasing the Bank's allowance for loan losses.

         As of December 31, 1996, the Bank's allowance for loan losses as a percentage of loans and as a percentage of non-performing loans amounted to .52% and 116.27%, respectively. In light of the level of non-performing assets to total assets and the nature of these assets, management believes that the allowance for loan losses is adequate. While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments to the allowance for loan losses, and net earnings could be significantly affected, if circumstances differ substantially from the assumptions used in making the final determination.

         The following table sets forth an analysis of the Bank's allowance for loan losses.

                                                                          Year Ended December 31
                                                ------------------------------------------------------------------------
                                                  1996         1995         1994        1993         1992          1991
                                                ------------------------------------------------------------------------
                                                                         (Dollars in Thousands)

Balance at beginning of period...........         $360         $331       $  291       $  439       $  406       $  239

Charge-offs:
  One- to four-family....................          ---          ---            2          ---           14           15
  Multi-family...........................          ---          ---          ---          131          ---          ---
  Non-residential........................          ---          ---          ---          264          ---            4
  Construction...........................          ---          ---          ---          ---          ---          ---
  Consumer...............................            5           10            5           13            2           16
  Commercial business....................          ---          ---           15           69            8          ---
                                                 -----        -----        -----      -------     --------     --------
         Total charge-offs...............            5           10           22          477           24           35
                                                 -----         ----        -----       ------      -------      -------

Recoveries:
  One- to four-family....................          ---          ---          ---          ---          ---          ---
  Multi-family...........................          ---          ---          ---          ---          ---          ---
  Non-residential........................          ---          ---          ---          154          ---          ---
  Construction...........................          ---          ---          ---          ---          ---          ---
  Consumer...............................          ---          ---          ---            5          ---          ---
  Commercial business....................          ---          ---          ---          ---          ---          ---
                                                 -----        -----      -------     --------     --------     --------
        Total recoveries.................          ---          ---          ---          159          ---          ---
                                                 -----        -----      -------       ------     --------     --------

Net charge-offs..........................            5           10           22          318           24           35
Additions charged to operations..........          ---           39           62          170           57          202
                                                 -----        -----      -------       ------      -------       ------
Balance at end of period.................         $355         $360       $  331       $  291       $  439       $  406
                                                  ====         ====       ======       ======       ======       ======

Ratio of net charge-offs during the
 period to average loans outstanding
during the period........................         .01%         .02%         .06%         .66%         .05%         .07%
                                                  ===          ===         ====          ===          ===         ====

Ratio of net charge-offs during the              1.48%        2.30%        3.96%       60.80%        4.76%         .28%
                                                 ====         ====        =====        =====         ====         ====
 period to average non-performing
 assets..................................


         The distribution of the Bank's allowance for losses on loans at the dates indicated is summarized as follows:

                                                                  December 31,
                        -----------------------------------------------------------------------------------------------
                                      1996                           1995                            1994
                        ------------------------------ ------------------------------  --------------------------------
                                                Percent                        Percent                         Percent
                                               of Loans                       of Loans                        of Loans
                                       Loan     in Each               Loan     in Each               Loan      in Each
                         Amount of   Amounts  Category  Amount of   Amounts  Category   Amount of  Amounts    Category
                         Loan Loss     by     to Total  Loan Loss     by     to Total   Loan Loss    by       to Total
                        Allowance   Category    Loans   Allowance  Category   Loans     Allowance   Category     Loans
                         ---------- ---------- -------- ------------------------------  -------------------------------
                                                                      (Dollars In Thousands)

One- to four-family .   $    89    $43,669       63.41%   $ 93   $38,056      68.60%      $ 89     $37,050      69.02%
Multi-family ........        10      3,259        4.73      10     3,419       6.16         10       3,445       6.42
Non-residential .....        26      8,806       12.79      13     4,146       7.47         72       3,971       7.40
Construction and land        23      4,623        6.72      17     3,417       6.16         38       4,316       8.04
Consumer ............        45      4,989        7.24      23     4,021       7.25         29       3,986       7.43
Commercial business .        35      3,519        5.11      24     2,420       4.36          9         905       1.69
Unallocated .........       127       --            --     180       --          --         84          --        --

     Total ..........   $   355    $68,865      100.00%   $360   $55,479     100.00      $ 331     $53,673     100.00%
                        =======    =======      ======    ====   =======     ======      =====     =======     ======


                         -------------------------------------------------------------
                                     1993                           1992
                         ----------------------------- ------------------------------
                                               Percent                        Percent
                                              of Loans                       of Loans
                                      Loan     in Each               Loan     in Each
                        Amount of   Amounts  Category  Amount of   Amounts   Category
                        Loan Loss     by     to Total  Loan Loss     by      to Total
                        Allowance  Category    Loans   Allowance  Category     Loans
                        --------- ---------- -----------------------------------------

One- to four-family .     $ 66     $35,202       71.64%  $  56    $35,144      74.59%
Multi-family ........        9       2,877        5.85       9      2,957       6.28
Non-residential .....       71       3,726        7.58     290      2,625       5.57
Construction and land       45       1,654        3.36       8      1,566       3.32
Consumer ............       25       3,470        7.07      16      2,948       6.26
Commercial business .       23       2,211        4.50      19      1,873       3.98
Unallocated .........       52         --          --       41       --         --

     Total ..........     $291     $49,140      100.00%   $439    $47,113     100.00%
                          ====     =======      ======    ====    =======     ======

Investment Activities

         As part of its asset/liability management strategy, the Company invests in U.S. government and agency obligations to supplement its lending activities. The Company regularly uses Piper Capital Management, Inc. as non-commissioned investment adviser. The Company has not made any investments in municipal securities  although  it is  authorized  by its  general  investment  policy  to purchase investment grade municipal securities and, depending on market conditions, may purchase such securities in the future. The Company also invests, to a limited degree, in equity securities of other financial companies. At December 31, 1996, the Company did not own any securities of a single issuer which exceeded 10% of the Bank's retained earnings, other than U.S. government or federal agency obligations. See "Management's Discussion and Analysis of Financial Condition and Results of Operation" in the Annual Report.

         The Bank is required by federal regulations to maintain a minimum amount of liquid assets that may be invested in specified securities and is also permitted to make certain other securities investments. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital" in the Annual Report. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is provided. As of December 31, 1996, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings and current borrowings) was 15.43% as compared to the OTS requirement of 5.0%.

         All of the Company's investment and mortgage-backed securities, except for those held for trade securities noted above, are classified as available for sale in accordance with SFAS 115. This was done in order for the Company to maintain maximum flexibility when making investment decisions. Unrealized gains and losses in available for sale securities, net of tax effect, are reported as a separate component of stockholders' equity. The Company may elect to classify investment securities acquired in the future as held to maturity, instead of as available for sale, but there are no current plans to do so.

         The following table sets forth the composition of the Company's investment securities at the dates indicated.

                                                                               December 31,
                                                       ------------------------------------------------------------------
                                                              1996                  1995                 1994
                                                       ------------------------------------------------------------------
                                                          Book         % of       Book       % of       Book       % of
                                                         Value          Total     Value      Total      Value      Total
                                                         -----          -----     -----      -----      -----      -----
                                                                              (Dollars in Thousands)

Investment securities held to maturity:
  FHLB Stock.........................................    $   546         5.45%   $   546       7.22%   $  546        7.96%
                                                         -------       ------    -------     ------    ------       -----

Investment securities available for sale:
  U.S. government securities.........................      8,283        82.62      6,384      84.41     5,758       83.92
  Government securities mutual fund..................        656         6.54        633       8.37       557        8.12
                                                        --------      -------    -------     ------    ------       -----
                                                           8,939        89.16      7,017      92.78     6,315       92.04
                                                        --------       ------    -------      -----    ------       ------

Investment securities held for trade:
  Marketable equity securities.......................        540         5.39        ---      ---        ---       ---
                                                        --------       ------    -------     ------    ------      ------
  Common stock of other financial institutions.......        540         5.39      ---        ---        ---       ---
                                                        --------       ------    -------     ------    ------      ------

     Total investment securities.....................    $10,025       100.00%   $ 7,563     100.00%  $ 6,861      100.00%
                                                         =======       ======    =======     ======   =======      ======

Average remaining life of debt investment                2.3 years               2.7 years            2.9 years
 securities..........................................

Other interest-earning assets:
  Interest-bearing deposits with banks...............    $ 1,093       100.00%   $ 1,004     100.00%  $   307      100.00%
  Federal funds sold.................................        ---        ---          ---      ---        ---       ---
                                                         -------       ------    -------     ------   -------      ------
     Total...........................................    $ 1,093       100.00%   $ 1,004     100.00%  $   307      100.00%
                                                         =======       ======    =======     ======   =======       ======

         The composition and maturities of the investment securities portfolio, excluding FHLB stock and equity securities are indicated in the following table.

                                                                             December 31, 1996
                                                  --------------------------------------------------------------------------------
                                                  Less Than     1 to 5        5 to 10       Over
                                                    1 Year       Years         Years      10 Years     Total Investment Securities
                                                  Book Value   Book Value    Book Value   Book Value    Book Value    Fair Value
                                                  ----------   ----------    ----------   ----------    ----------    ----------
                                                                            (Dollars in Thousands)

U.S. government securities..................          $751       $7,306          $226         $---        $8,283         $8,283
                                                      ----       ------          ----         ----        ------         ------

Total investment securities (excluding
FHLB stock and equity securities)...........          $751       $7,306          $226         $---        $8,283         $8,283
                                                      ====       ======          ====         ====        ======         ======

Weighted average yield......................         6.09%        6.08%         6.36%         ---%         6.09%




         At December 31, 1996, the Company's marketable equity securities held for trade were as follows:

     Name of Issuer                 Number of Shares             Fair Value
     --------------                 ----------------             ----------
Home Financial Bancorp                    9,400                    $119,850
Sobieski Bancorp                          8,000                     114,000
Community Bancshares of                   7,500                      97,500
Indiana
Park Bancorp                              8,600                     111,800
PS Financial, Inc.                        8,200                      96,350


         Mortgage-Backed Securities. The Company purchases mortgage-backed securities from time to time to supplement residential loan production. The type of securities purchased is based upon the Bank's asset/liability management strategy and balance sheet objectives. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management" in the Annual Report. In connection with the adoption of SFAS 115 in 1994, the Bank's mortgage-backed securities were moved to its available for sale portfolio in order to retain investment flexibility and accordingly are included in its financial statements at fair value.

         All of the Company's mortgage-backed securities at December 31, 1996, are backed by federal agencies or government corporations. Accordingly, management believes that the Company's mortgage-backed securities are generally resistant to credit problems.

         The following table sets forth the composition of the Company's mortgage-backed securities at the dates indicated.


                                                                          December 31,
                                             ---------------------------------------------------------------------
                                                     1996                    1995                    1994
                                             ---------------------------------------------- ----------------------
                                              Book          % of       Book        % of       Book        % of
                                              Value         Total      Value       Total      Value       Total
                                              -----         -----      -----       -----      -----       -----
                                                                     (Dollars in Thousands)
Mortgage-backed securities available
 for sale:
  GNMA...................................     $  762         18.96%  $   932        63.02%   $  986         61.89%
  FNMA...................................         82          2.04        98         6.63       100          6.28
  FHLMC..................................      3,175         79.00       449        30.35       507         31.83
                                              ------        ------   -------       ------    ------        ------

     Total mortgage-backed
       securities........................     $4,019        100.00%   $1,479       100.00%   $1,593        100.00%
                                              ======        ======    ======       ======    ======        ======


         The following table shows mortgage-backed and related securities purchase, sale and repayment activities of the Company for the periods indicated.


                                                             Year Ended December 31,
                                                        1996          1995       1994
                                                        ----          ----       ----
                                                              (In Thousands)
Purchases:
  Adjustable-rate................................      $   ---         $ ---      $   ---
  Fixed-rate.....................................        3,034           ---          ---
                                                        ------         -----      -------
         Total purchases.........................        3,034           ---          ---
                                                        ------         -----      -------

Sales and Repayments:
         Total sales.............................          ---           ---          ---
                                                     ---------         -----      -------
  Principal repayments...........................          482           208          682
                                                       -------          ----        -----
         Total reductions........................          482           208          682
  Increase (decrease) in other items, net........          (12)           94          (87)
                                                      ---------         ----       ------
         Net increase (decrease).................       $2,540         $(114)       $(769)
                                                        ======         ======       =====

         The following table sets forth the contractual maturities of the Company's mortgage-backed securities at December 31, 1996. These securities are anticipated to be repaid in advance of their contractual maturities as a result of mortgage loan payments. The amounts set forth below represent principal balances only and do not include premiums, discounts and fair value adjustments.

                                                                                      December 31,
                                                                                                                           1996
                                                          1 to        3 to 5        5 to 10     10 to 20       Over 20     Balance
                                                        3 Years       Years         Years        Years         Years    Outstanding
                                                                                      (In Thousands)


Federal Home Loan Mortgage Corporation............         $46        $ ---          $519       $2,628         $ ---          $3,193

Federal National Mortgage Association.............         ---          ---           ---          ---            82              82

Government National Mortgage Association..........         ---          ---           ---          ---           746             746
                                                         -----        -----         -----     --------          ----         -------

     Total........................................        $ 46        $ ---          $519       $2,628          $828          $4,021
                                                          ====        =====          ====       ======          ====          ======


Sources of Funds

         General. The Bank's primary sources of funds are deposits,  borrowings,
amortization  and  prepayment  of  loan  principal,   maturities  of  investment
securities, short-term investments and funds provided from operations.

         Deposits. American Savings offers a variety of deposit accounts having a wide range of interest rates and terms. The Bank's deposits consist of passbook accounts, demand and NOW accounts, and money market and certificate accounts. The Bank relies primarily on advertising, competitive pricing policies and customer service to attract and retain these deposits.

         The flow of deposits is influenced  significantly  by general  economic
conditions,   changes  in  money  market  and  prevailing   interest  rates  and
competition.

         The variety of deposit accounts offered by the Bank has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. The Bank has become more susceptible to short-term fluctuations in deposit flows, as customers have become more interest rate conscious. The Bank manages the pricing of its deposits in keeping with its asset/liability management, profitability and growth objectives. Based on its experience, the Bank believes that its passbook, demand and NOW accounts are relatively stable sources of deposits as compared to certificate deposits. However, the ability of the Bank to attract and maintain all deposits, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.

         The following table sets forth the savings flows at the Bank during the periods indicated.

                                                        Year Ended December 31,
                                                    1996         1995          1994
                                                      (Dollars in Thousands)

Opening balance.............................      $ 59,588     $ 58,281     $  59,086
Deposits....................................       122,369      108,637       102,605
Withdrawals.................................      (123,874)    (109,462)     (105,070)
Interest credited...........................         2,328        2,132         1,660
                                                  --------     ---------     ---------

Ending balance..............................      $ 60,411     $ 59,588      $ 58,281
                                                  ========     ========      ========

Net increase (decrease).....................      $    823    $   1,307     $    (805)
                                                 =========    =========     =========


Percent increase (decrease).................         1.38%        2.24%       (1.36)%
                                                     =====        =====        =====

         The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Bank as of the dates indicated.

                                                                                 December 31,
                                                 ---------------------------------------------------------------------------
                                                        1996                     1995                    1994
                                                 ---------------------------------------------------------------------------
                                                                 Percent                   Percent                  Percent
                                                  Amount        of Total      Amount      of Total     Amount      of Total
                                                  ------        --------      ------      --------     ------      --------
                                                                           (Dollars in Thousands)

Transactions and Savings Deposits:

Commercial Demand 0.00%(1)..................      $   731           1.21% $    821            1.38% $    722           1.24%
Passbook Accounts 3.00%(1)..................       16,311          27.00    16,798           28.19    17,935          30.77
NOW Accounts 2.25%(1).......................        5,981           9.90     5,801            9.74     5,476           9.40
Money Market Accounts 3.25%(1)..............        2,454           4.06     2,678            4.49     2,719           4.66
                                                  -------        -------  --------          ------   -------         ------

Total Non-Certificates......................       25,477          42.17    26,098           43.80    26,852          46.07
                                                  -------        -------    ------          ------   -------         ------

Certificates:

 2.00 -  3.99%..............................          416            .69     1,399            2.35     5,415           9.29
 4.00 -  5.99%..............................       29,691          49.15    21,952           36.83    24,218          41.55
 6.00 -  7.99%..............................        4,822           7.98    10,094           16.94     1,734           2.98
 8.00 -  9.99%..............................            5            .01        45             .08        62            .11
                                                ---------       -------- ---------         -------   -------         ------

Total Certificates..........................       34,934          57.83    33,490           56.20    31,429          53.93
                                                  -------        -------  --------          ------   -------         ------
Total Deposits..............................      $60,411         100.00%  $59,588          100.00%  $58,281         100.00%
                                                  =======         ======   =======          ======   =======         ======


------------------------
(1)  Rates in effect at December 31, 1996.

         The following table shows rate and maturity information for the Bank's certificates of deposit as of December 31, 1996

                                        2.00-        4.00-        6.00-       8.00-                   Percent
                                        3.99%        5.99%        7.99%       9.99%     Total        of Total
                                        -----        -----        -----       -----     -----        --------
                                                                 (Dollars in Thousands)
Certificate account maturing
 in quarter ending:

March 31, 1997.................          $ 52     $10,138       $  785       $ ---     $10,975          31.42%
June 30, 1997..................            85       6,592          165         ---       6,842          19.59
September 30, 1997.............             4       3,563          694         ---       4,261          12.20
December 31, 1997..............           105       3,253          257         ---       3,615          10.35
March 31, 1998.................           170       1,673          362         ---       2,205           6.31
June 30, 1998..................           ---       1,838          164         ---       2,002           5.73
September 30, 1998.............           ---         824          805         ---       1,629           4.66
December 31, 1998..............           ---         586          235         ---         821           2.35
March 31, 1999.................           ---         452          163         ---         615           1.76
June 30, 1999..................           ---         315           84         ---         399           1.14
September 30, 1999.............           ---          59          478         ---         537           1.54
December 31, 1999..............           ---         165          310         ---         475           1.36
Thereafter.....................           ---         233          320           5         558          1.59
                                       ------    --------       ------        ----     -------        ------

   Total.......................          $416     $29,691       $4,822        $  5     $34,934        100.00%
                                         ====     =======       ======        ====     =======        ======

   Percent of total............         1.19%      85.00%       13.80%        .01%
                                        =====       =====        =====         ===

         The following table indicates the amount of the Bank's certificates of deposit and other deposits by time remaining until maturity as of December 31, 1996.

                                                                                 Maturity
                                                                     Over         Over
                                                      3 Months       3 to 6       6 to 12        Over
                                                      or Less       Months       Months       12 months      Total
                                                                            (In Thousands)

Certificates of deposit less than $100,000.......     $  8,026        $6,132       $6,479        $8,600      $29,237

Certificates of deposit of $100,000 or more......        2,949           710        1,397           641        5,697
                                                      --------       -------       ------       -------     --------

Total certificates of deposit....................      $10,975        $6,842       $7,876        $9,241      $34,934
                                                       =======        ======       ======        ======      =======

         Borrowings. American Savings' other available sources of funds include advances from the FHLB of Indianapolis and other borrowings. As a member of the FHLB of Indianapolis, the Bank is required to own capital stock in the FHLB of Indianapolis and is authorized to apply for advances from the FHLB of Indianapolis. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB of Indianapolis may prescribe the acceptable uses for these advances, as well as limitations on the size of the advances and repayment provisions. During 1996, the Bank substantially increased short-term borrowings in order to fund loan demand.

         The following table sets forth the maximum month-end balance and average balance of FHLB advances, securities sold under agreements to repurchase and other borrowings for the periods indicated.

                                                                             Year Ended December 31,
                                                                 -------------------------------------------------
                                                                  1996          1995         1994          1993
                                                                  ----          ----         ----          ----
                                                                                 (In Thousands)
Maximum Balance:
  FHLB advances...........................................       $9,500        $3,000      $ 1,000        $   ---
  Securities sold under agreements to repurchase..........          ---           ---          ---            ---
  Other borrowings........................................          ---           ---          ---            ---

Average Balance:
  FHLB advances...........................................       $3,186        $1,567     $     13        $   ---
  Securities sold under agreements to repurchase..........          ---           ---          ---            ---
  Other borrowings........................................          ---           ---          ---            ---


         The following table sets forth certain information as to the Bank's borrowings at the dates indicated.

                                                                              December 31,
                                                              ----------------------------------------------
                                                                 1996        1995        1994          1993
                                                              --------     --------  ----------     --------
                                                                        (Dollars in Thousands)

FHLB advances.............................................      $9,500       $3,000     $ 1,000     $    ---
Securities sold under agreements to repurchase............                      ---         ---          ---
Other borrowings..........................................         ---          ---         ---          ---
                                                              --------     --------  ----------     --------

     Total borrowings.....................................      $9,500       $3,000     $ 1,000     $    ---
                                                                ======       ======     =======     ========

Weighted average interest rate of FHLB advances...........       5.91%        6.16%       6.26%         ---%

Weighted average interest rate of securities sold
 under agreements to repurchase...........................        ---%         ---%        ---%         ---%

Weighted average interest rate of other borrowings........        ---%         ---%        ---%         ---%

Service Corporations

         As a federally chartered savings association, American Savings is permitted by OTS regulations to invest up to 2% of its assets, or $1.7 million at December 31, 1996, in the stock of, or loans to, service corporation subsidiaries. As of such date, the net book value of American Savings' investment in its service corporations was approximately $43,000. American Savings may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes. In addition to investments in service corporations, federal institutions are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities which a federal association may engage in directly.

         American Savings has one wholly owned subsidiary service corporation, NIFCO, Inc. ("NIFCO"), and one second tier subsidiary service corporation, Ridge Management, Inc. ("Ridge Management") which is owned by NIFCO. NIFCO sells annuities and securities to the Bank's customers and to the general public. At December 31, 1996, the Bank had an equity investment in NIFCO of $43,000. For the year ended December 31, 1996, NIFCO recorded net income of $2,000. In the past, Ridge Management engaged in lending and investment activity, although it is currently essentially inactive. For the year ended December 31, 1996, Ridge Management had no activity.

Competition

         American Savings faces strong competition both in originating real estate loans and in attracting deposits. Competition in originating loans comes primarily from other savings institutions, credit unions, commercial banks and mortgage bankers who also make loans secured by real estate located in the Bank's primary market area. The Bank competes for loans principally on the basis of the interest rates and loan fees it charges, the types of loans it originates and the quality of services it provides to borrowers.

         The Bank attracts all of its deposits through its branch offices, primarily from the communities in which those branch offices are located; therefore, competition for those deposits is principally from other savings institutions, commercial banks, securities firms, money market and mutual funds and credit unions located in the same communities. The ability of the Bank to attract and retain deposits depends on its ability to provide an investment opportunity that satisfies the requirements of investors as to rate of return, liquidity, risk, convenient locations and other factors. The Bank competes for these deposits by offering a variety of deposit accounts at competitive rates, convenient business hours and a customer oriented staff. The Bank estimates its market share of savings deposits in the Lake County market area to be approximately 1.2%.

         The authority to offer money market deposits, and expanded lending and other powers authorized for savings institutions by federal legislation has resulted in increased competition for both deposits and loans between savings institutions and other financial institutions such as commercial banks.

Regulation

         General. American Savings is a federally chartered savings association, the deposits of which are insured by the FDIC, which insurance is backed by the full faith and credit of the United States Government. Accordingly, American Savings is subject to broad federal regulation and oversight extending to all its operations. American Savings is a member of the FHLB of Indianapolis and is subject to certain limited regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). As the savings and loan holding company of American Savings, the Company also is subject to federal regulation and oversight. The purpose of the regulation of the Company and other holding companies is to protect subsidiary savings associations. American Savings is a member of the Savings Association Insurance Fund ("SAIF"), which together with the Bank Insurance Fund (the "BIF") are the two deposit insurance funds administered by the FDIC, and the deposits of American Savings are insured by the FDIC. As a result, the FDIC has certain regulatory and examination authority over American Savings.

         Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this document.

Federal Regulation of Savings Associations

         The OTS has extensive authority over the operations of savings associations. As part of this authority, American Savings is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS and FDIC examinations of the Bank were as of August, 1996 and November, 1991, respectively. When these examinations are conducted by the OTS and the FDIC, the examiners may require the Bank to provide for higher general or specific loan loss reserves. All savings associations are subject to semi-annual assessments, based upon the savings association's total assets, to fund the operations of the OTS. American Savings' OTS assessment for the fiscal year ended December 31, 1996, was $25,000.

         The OTS also has extensive enforcement authority over all savings associations and their holding companies, including American Savings and the Company. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. Except under certain circumstances, public disclosure of final enforcement actions by the OTS is required.

         In addition, the investment, lending and branching authority of American Savings is prescribed by federal laws and it is prohibited from engaging in any activities not permitted by such laws. For instance, no savings institution may invest in non-investment grade corporate debt securities. In addition, the permissible level of investment by federal associations in loans secured by non-residential real property may not exceed 400% of total capital, except with approval of the OTS. Federal savings associations are also generally authorized to branch nationwide. American Savings is in compliance with the noted restrictions.

         The Bank's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At December 31, 1996, the Bank's lending limit under this restriction was $1.7 million. American Savings is in compliance with the loans-to-one-borrower limitation.

         The OTS, as well as the other federal banking agencies, has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, asset quality, earnings standards, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. Any institution which fails to comply with these standards must submit a compliance plan. A failure to submit a plan or to comply with an approved plan will subject the institution to further enforcement action.

Insurance of Accounts and Regulation by the FDIC

         American Savings is a member of the SAIF, which is administered by the FDIC. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the SAIF or the BIF. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

         The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums, based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions will be made by the FDIC for each semi-annual assessment period.

         The FDIC is authorized to increase assessment rates, on a semiannual basis, if it determines that the reserve ratio of the SAIF will be less than the designated reserve ratio of 1.25% of SAIF insured deposits. In setting these increased assessments, the FDIC must seek to restore the reserve ratio to that designated reserve level, or such higher reserve ratio as established by the FDIC. The FDIC may also impose special assessments on SAIF members to repay amounts borrowed from the United States Treasury or for any other reason deemed necessary by the FDIC.

           For the first six months of 1995, the assessment schedule for BIF members and SAIF members ranged from .23% to .31% of deposits. As is the case with the SAIF, the FDIC is authorized to adjust the insurance premium rates for banks that are insured by the BIF of the FDIC in order to maintain the reserve ratio of the BIF at 1.25% of BIF insured deposits. As a result of the BIF reaching its statutory reserve ratio the FDIC revised the premium schedule for BIF insured institutions to provide a range of .04% to .31% of deposits. The revisions became effective in the third quarter of 1995. In addition, the BIF rates were further revised, effective January 1996, to provide a range of 0% to
 .27%. The SAIF rates, however, were not adjusted.

At the time the FDIC revised the BIF premium schedule, it noted that, absent legislative action (as discussed below), the SAIF would not attain its designated reserve ratio until the year 2002. As a result, SAIF insured members would continue to be generally subject to higher deposit insurance premiums than BIF insured institutions until, all things being equal, the SAIF attained its required reserve ratio.

         In order to eliminate this disparity and any competitive disadvantage between BIF and SAIF member institutions with respect to deposit insurance premiums, legislation to recapitalize the SAIF was enacted in September 1996. The legislation provides for a one-time assessment to be imposed on all deposits assessed at the SAIF rates, as of March 31, 1995, in order to recapitalize the SAIF. It also provides for the merger of the BIF and the SAIF on January 1, 1999 if no savings associations then exist. The special assessment rate has been established at .657% of deposits by the FDIC and the resulting assessment of $389,000 was paid in November 1996. This special assessment significantly increased noninterest expense and adversely affected the Bank's results of operations for the year ended December 31, 1996.

         Prior to the enactment of the legislation, a portion of the SAIF assessment imposed on savings associations was used to repay obligations issued by a federally chartered corporation to provide financing ("FICO") for resolving the thrift crisis in the 1980s. Although the FDIC has proposed that the SAIF assessment be equalized with the BIF assessment schedule, effective October 1, 1996, SAIF-insured institutions will continue to be subject to a FICO assessment as a result of this continuing obligation. Although the legislation also now requires assessments to be made on BIF-assessable deposits for this purpose, effective January 1, 1997, that assessment will be limited to 20% of the rate imposed on SAIF assessable deposits until the earlier of December 31, 1999 or when no savings association continues to exist, thereby imposing a greater burden on SAIF member institutions such as the Bank. Thereafter, however, assessments on BIF-member institutions will be made on the same basis as SAIF-member institutions. The rates established by the FDIC to implement this requirement for all FDIC- insured institutions are a 6.5% basis points assessment on SAIF deposits and 1.3 basis points on BIF deposits until BIF insured institutions participate fully in the assessment.

Regulatory Capital Requirements

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

         The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement.

         The OTS regulations establish special capitalization requirements for savings associations that own subsidiaries. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks or engaged in certain other activities solely as agent for its customers are "includable" subsidiaries that are consolidated for capital purposes in proportion to the association's level of ownership. For excludable subsidiaries the debt and equity investments in such subsidiaries are deducted from assets and capital.

         At December 31, 1996, American Savings had tangible capital of $11.2 million, or 13.08% of adjusted total assets, which is approximately $9.9 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

         The capital standards also require core capital equal to at least 3% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. As a result of the prompt corrective action provisions discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio.

         At December 31, 1996, American Savings had core capital equal to $11.2 million, or 13.08% of adjusted total assets, which is $8.6 million above the minimum leverage ratio requirement of 3% as in effect on that date.

          The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At December 31, 1996, American Savings had no capital instruments that qualify as supplementary capital and $355,000 of general valuation loan loss allowances, which was less than 1.25% of risk-weighted assets.

         Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. American Savings had $15,000 of such exclusions from capital and assets at December 31, 1996.

         In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the OTS has assigned a risk weight of 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan to value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by the FNMA or FHLMC.

         OTS regulations also require that every savings association with more than normal interest rate risk exposure to deduct from its total capital, for purposes of determining compliance with such requirement, an amount equal to 50% of its interest-rate risk exposure multiplied by the present value of its assets. This exposure is a measure of the potential decline in the net portfolio value of a savings association, greater than 2% of the present value of its assets, based upon a hypothetical 200 basis point increase or decrease in interest rates (whichever results in a greater decline). Net portfolio value is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The rule will not become effective until the OTS evaluates the process by which savings associations may appeal an interest rate risk deduction determination. It is uncertain as to when this evaluation may be completed. Any savings association, such as American Savings, with less than $300 million in assets and a total capital ratio in excess of 12% is exempt from this requirement unless the OTS determines otherwise.

         On December 31, 1996, American Savings had total capital of $11.5 million (including $11.2 million in core capital and $355,000 in qualifying supplementary capital) and risk- weighted assets of $46.3 million or total capital of 24.86% of risk-weighted assets. This amount was $7.8 million above the 8% requirement in effect on that date.

         The OTS and the FDIC are authorized and, under certain circumstances required, to take certain actions against savings associations that fail to meet their capital requirements. The OTS is generally required to take action to restrict the activities of an "undercapitalized association" (generally defined to be one with less than either a 4% core capital ratio, a 4% Tier 1 risked-based capital ratio or an 8% risk-based capital ratio). Any such association must submit a capital restoration plan and until such plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is authorized to impose the additional restrictions that are applicable to significantly undercapitalized associations.

          As a condition to the approval of the capital restoration plan, any company controlling an undercapitalized association must agree that it will enter into a limited capital maintenance guarantee with respect to the institution's achievement of its capital requirements.

         Any savings association that fails to comply with its capital plan or is "significantly undercapitalized" (i.e., Tier 1 risk-based or core capital ratios of less than 3% or a risk-based capital ratio of less than 6%) must be made subject to one or more of additional specified actions and operating restrictions which may cover all aspects of its operations and include a forced merger or acquisition of the association. An association that becomes "critically undercapitalized" (i.e., a tangible capital ratio of 2% or less) is subject to further mandatory restrictions on its activities in addition to those applicable to significantly undercapitalized associations. In addition, the OTS must appoint a receiver (or conservator with the concurrence of the FDIC) for a savings association, with certain limited exceptions, within 90 days after it becomes critically undercapitalized. Any undercapitalized association is also subject to the general enforcement authority of the OTS and the FDIC, including the appointment of a conservator or a receiver.

         The OTS is also generally authorized to reclassify an association into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

         The imposition by the OTS or the FDIC of any of these measures on the Bank may have a substantial adverse effect on American Savings' operations and profitability. Company shareholders do not have preemptive rights, and therefore, if the Company is directed by the OTS or the FDIC to issue additional shares of Common Stock, such issuance may result in the dilution in the percentage of ownership of the Company.

Limitations on Dividends and Other Capital Distributions

         OTS regulations impose various restrictions on savings associations with respect to their ability to make distributions of capital, including dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. OTS regulations also prohibit a savings association from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the regulatory capital of the association would be reduced below the amount required to be maintained for the liquidation account established in connection with its mutual to stock conversion.

         Generally, savings associations, such as the Bank, that before and after the proposed distribution meet their capital requirements, may make capital distributions during any calendar year equal to the greater of 100% of net income for the year-to-date plus 50% of the amount by which the lesser of the association's tangible, core or risk-based capital exceeds its capital requirement for such capital component, as measured at the beginning of the calendar year, or 75% of its net income for the most recent four quarter period. However, an association deemed to be in need of more than normal supervision by the OTS may have its dividend authority restricted by the OTS.

         Savings associations proposing to make any capital distribution need only submit written notice to the OTS 30 days prior to such distribution. Savings associations that do not, or would not meet their current minimum capital requirements following a proposed capital distribution, however, must obtain OTS approval prior to making such distribution. The OTS may object to the distribution during that 30-day notice period based on safety and soundness concerns. See "- Regulatory Capital Requirements."

         The OTS has proposed regulations that would revise the current capital distribution restrictions. Under the proposal a savings association may make a capital distribution without notice to the OTS (unless it is a subsidiary of a holding company) provided that it has a CAMEL 1 or 2 rating, is not of supervisory concern, and would remain adequately capitalized (as defined in the OTS prompt corrective action regulations) following the proposed distribution. Savings associations that would remain adequately capitalized following the proposed distribution but do not meet the other noted requirements must notify the OTS 30 days prior to declaring a capital distribution. The OTS stated it will generally regard as permissible that amount of capital distributions that do not exceed 50% of the institution's excess regulatory capital plus net income to date during the calendar year. A savings association may not make a capital distribution without prior approval of the OTS and the FDIC if it is undercapitalized before, or as a result of, such a distribution. As under the current rule, the OTS may object to a capital distribution if it would constitute an unsafe or unsound practice. No assurance may be given as to whether or in what form the regulations may be adopted.

Liquidity

         All savings associations, including American Savings, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. For a discussion of what the Bank includes in liquid assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital" in the Annual Report. This liquid asset ratio requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the minimum liquid asset ratio is 5%.

         In addition, short-term liquid assets (e.g., cash, certain time deposits, certain bankers acceptances and short-term United States Treasury obligations) currently must constitute at least 1% of the association's average daily balance of net withdrawable deposit accounts and current borrowings. Penalties may be imposed upon associations for violations of either liquid asset ratio requirement. At December 31, 1996, the Bank was in compliance with both requirements, with an overall liquid asset ratio of 15.4% and a short-term liquid assets ratio of 4.7%.

Qualified Thrift Lender Test

         All savings associations, including American Savings, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. At December 31, 1996, the Bank met the test and has always met the test since its effectiveness.

         Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If an association does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to the BIF. If such an association has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state. In addition, the association is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends. If such association has not requalified or converted to a national bank within three years after the failure, it must divest itself of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties. If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See "- Holding Company Regulation."

Community Reinvestment Act

         Under the Community Reinvestment Act ("CRA"), every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with the examination of American Savings, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by the Bank. An unsatisfactory rating may be used as the basis for the denial of an application by the OTS.

         The federal banking agencies, including the OTS, have recently revised the CRA regulations and the methodology for determining an institution's compliance with the CRA. Due to the heightened attention being given to the CRA in the past few years, the Bank may be required to devote additional funds for investment and lending in its local community. The Bank was examined for CRA compliance in December 1995 and received a rating of satisfactory.

Transactions with Affiliates

         Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the association's capital. Affiliates of American Savings include the Holding Company and any company which is under common control with the Bank. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. The Bank's subsidiaries are not deemed affiliates, however; the OTS has the discretion to treat subsidiaries of savings associations as affiliates on a case by case basis.

         Certain transactions with directors, officers or controlling persons are also subject to conflict of interest regulations enforced by the OTS. These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests. Among other things, such loans must be made on terms substantially the same as for loans to unaffiliated individuals.

Holding Company Regulation

         The Holding Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Holding Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Holding Company and its non-savings association subsidiaries which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

         As a unitary  savings and loan  holding  company,  the Holding  Company generally is not subject to activity restrictions. If the Holding Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Holding Company and any of its subsidiaries (other than American Savings or any other SAIF-insured savings association) would be subject to such restrictions unless such other associations each qualify as a QTL and were acquired in a supervisory acquisition.

         If American Savings fails the QTL test, the Holding Company must obtain the approval of the OTS prior to continuing after such failure, directly or through its other subsidiaries, any business activity other than those approved for multiple savings and loan holding companies or their subsidiaries. In addition, within one year of such failure the Holding Company must register as, and will become subject to, the restrictions applicable to bank holding companies. The activities authorized for a bank holding company are more limited than are the activities authorized for a unitary or multiple savings and loan holding company. See "- Qualified Thrift Lender Test."

         The Holding Company must obtain approval from the OTS before acquiring control of any other SAIF-insured association. Such acquisitions are generally prohibited if they result in a multiple savings and loan holding company controlling savings associations in more than one state. However, such interstate acquisitions are permitted based on specific state authorization or in a supervisory acquisition of a failing savings association.

Federal Securities Law

         The stock of the Holding Company is registered with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Holding Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

         Holding Company stock held by persons who are affiliates (generally officers, directors and principal stockholders) of the Holding Company may not be resold without registration or unless sold in accordance with certain resale restrictions. If the Holding Company meets specified current public information requirements, each affiliate of the Holding Company is able to sell in the public market, without registration, a limited number of shares in any three-month period.

Federal Reserve System

         The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At December 31, 1996, American Savings was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "- Liquidity."

         Savings associations are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

Federal Home Loan Bank System

         American Savings is a member of the FHLB of Indianapolis, which is one of 12 regional FHLBs, that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures, established by the board of directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.

         As a member, American Savings is required to purchase and maintain stock in the FHLB of Indianapolis. At December 31, 1996, American Savings had $546,000 in FHLB stock, which was in compliance with this requirement. In past years, American Savings has received substantial dividends on its FHLB stock. Over the past five calendar years such dividends have averaged 8.24% and were 7.83% for calendar year 1996.

         Under federal law the FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to low- and moderately priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of American Savings' FHLB stock may result in a corresponding reduction in its capital.

         For the year ended December 31, 1996, dividends paid by the FHLB of Indianapolis to American Savings totaled $42,700, which constitutes a $300 decrease from the amount of dividends received in calendar year 1995. The $10,800 dividend received for the year ended December 31, 1996 reflects an annualized rate of 7.85%, or .02% above the average rate for calendar 1996.

Federal and State Taxation

         Savings associations such as the Bank that meet certain conditions prescribed by the Internal Revenue Code of 1986, as amended (the "Code"), are permitted to establish reserves for bad debts and to make annual additions thereto which may, within specified formula limits, be taken as a deduction in computing taxable income for federal income tax purposes. The amount of the bad debt reserve deduction is computed under the experience method. Under the experience method, the bad debt reserve deduction is an amount determined under a formula based generally upon the bad debts actually sustained by the savings association over a period of years.

         In August 1996, legislation was enacted that repealed the percentage of taxable income method used by many thrifts, including the Bank, to calculate their bad debt reserve for federal income tax purposes. As a result, small thrifts such as the Bank must recapture that portion of the reserve that exceeds the amount that could have been taken under the experience method for tax years beginning after December 31, 1987. The recapture will occur over a six-year period, the commencement of which will be delayed until the first taxable year beginning after December 31, 1997, provided the institution meets certain residential lending requirements. At December 31, 1996, the Bank had approximately $315,000 in bad debt reserves subject to recapture for federal income tax purposes. The deferred tax liability related to the recapture has been previously established so there will be no effect on future net income.

         In addition to the regular income tax, corporations, including savings banks such as American Savings, generally are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation's regular taxable income (with certain adjustments) and tax preference items, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax and net operating losses can offset no more than 90% of alternative minimum taxable income.

         A portion of the Bank's reserves for losses on loans may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of December 31, 1996, the portion of American Savings' reserves subject to this treatment for tax purposes totaled approximately $2.2 million.

         The Bank and its subsidiaries file consolidated federal income tax returns on a fiscal year basis using the accrual method of accounting. The Holding Company intends to file consolidated federal income tax returns with the Bank and its subsidiaries. Savings associations, such as the Bank, that file federal income tax returns as part of a consolidated group are required by applicable Treasury regulations to reduce their taxable income for purposes of computing the percentage bad debt deduction for losses attributable to activities of the non-savings association members of the consolidated group that are functionally related to the activities of the savings association member.

         The Bank and its consolidated subsidiaries have been audited by the IRS with respect to consolidated federal income tax returns for the years ended December 31, 1995 and 1994.

         Indiana Taxation. The State of Indiana imposes an 8.5% franchise tax on the net income of financial (including thrift) institutions. Taxable income for franchise tax purposes will constitute federal taxable income before net operating loss deductions and special deductions, adjusted for certain items, including the addition of Indiana income taxes, property taxes, tax exempt interest and bad debts. Other applicable Indiana taxes include sales, use and property taxes.

         Delaware Taxation. As a Delaware holding company, the Holding Company is exempt from Delaware corporate income tax but is required to file an annual report with and pay an annual fee to the State of Delaware. The Holding Company is also subject to an annual franchise tax imposed by the State of Delaware.

Executive Officers

         The following information as to the business experience during the past five years is supplied with respect to executive officers of the Company. Except as otherwise indicated, the persons named have served as officers of the Company since it became the holding company of the Association and all positions described below are with the Association. There are no arrangements or understandings between the persons named and any other person pursuant to which such officers were selected.

         Clement B. Knapp, Jr. Mr. Knapp, age 54, has served as Chairman of the Board, President and Chief Executive Officer of the Bank since 1977 and has acted in all of such capacities with the Holding Company since its incorporation in 1993. Since joining the Bank in 1968 he has served in various capacities and attended many banking schools and seminars. He is a graduate of Georgetown University and Indiana University Indianapolis Law School. Mr. Knapp is also active in several community organizations. Mr. Knapp is the husband of Denise L. Knapp, Secretary of the Bank.

         Louis A. Green. Mr. Green, age 53, joined the Bank in 1967. He has had various positions including Controller and Vice President. Mr. Green was appointed as Senior Vice President of the Bank in 1985 and of the Holding Company in 1993 and is responsible for coordinating the Bank's loan activities. Prior to joining the Bank, Mr. Green was an accountant in the Chicago Office of Ernst and Ernst. He is also an active member in several trade and community organizations.

         Daniel T. Poludniak. Mr. Poludniak, age 55, has been Vice President, Treasurer and Chief Financial Officer of the Bank since 1983 and the Holding Company since 1993. As Chief Financial Officer of the Bank, Mr. Poludniak is responsible for the establishment and supervision of the accounting and data processing activities of the Bank. Prior to joining American Savings in 1983, Mr. Poludniak had twenty years experience in both local and Chicago banks.

         Denise L. Knapp. Mrs. Knapp, age 49, was appointed as the Secretary of the Bank in 1987 and of the Holding Company in 1993. She has also served as a loan officer since 1985 and as the Dyer branch manager since 1989. Since joining the Bank in 1975, Mrs. Knapp has served in various capacities and is a member of several executive committees of the Bank. Mrs. Knapp is also active in several charitable organizations in the area. Mrs. Knapp is the wife of President Knapp.

Employees

         At December 31, 1996, the Company had a total of 31 employees, including six part-time employee. The Company's employees are not represented by any collective bargaining group.
Management considers its employee relations to be good.

Item 2. Description of Property

         The Company conducts its business at its main office located in Munster, Indiana. The following table sets forth information relating to each of the Company's properties as of December 31, 1996.


                                                             Total
                                              Owned       Approximate          December 31,
                               Year            or            Square             1996 Book
Location                     Acquired        Leased         Footage               Value
--------                     --------        ------         -------               -----
                                                   (In Thousands)
Main Office:
8230 Hohman Avenue             1963           Owned           8,400             $ 83,000
Munster, Indiana
Branch Offices:
1001 Main Street               1990          Leased           2,800              101,000
Dyer, Indiana
3801 Main Street               1994           Owned           2,900               33,000
East Chicago, Indiana
4521 Hohman Avenue             1983           Owned           1,600               70,000
Hammond, Indiana


         The Company believes that its current facilities are adequate to meet the present and foreseeable needs of the Association and the Company, subject to possible future expansion.

         The Company maintains an on-line data base with a service bureau servicing financial institutions. The net book value of the data processing and computer equipment utilized by the Company at December 31, 1996 was $111,000.

Item 3.  Legal Proceedings

         The Company is involved from time to time as plaintiff or defendant in various legal actions arising in the normal course of business. While the ultimate outcome of these proceedings cannot be predicted with certainty, it is the opinion of management, after consultation with counsel representing the Company in the proceedings, that the resolution of these proceedings should not have a material effect on the Company's results of operations.

Item  4.  Submission of Matters to a Vote of Security Holders

         During the quarter ended December 31, 1996, the Company submitted matters to a vote of security holders, through the solicitation of proxies. These matters were the ratification of the adoption of the 1996 Stock Option and Incentive Plan and the Recognition and Retention Plan.

                                     PART II


Item  5.  Market for Common Equity and Related Stockholder Matters

         Page 42 of the Company's 1996 Annual Report to Stockholders is herein incorporated by reference.


Item  6.  Management's Discussion and Analysis or Plan of Operation

         Pages 5 through 15 of the Company's 1996 Annual Report to Stockholders is herein incorporated by reference.


Item  7.  Financial Statements

         Pages 17 through 41 of the Company's 1996 Annual Report to Stockholders are herein incorporated by reference.


Item  8.  Changes in and Disagreements With Accountants on Accounting
            and Financial Disclosure

         There has been no Current Report on Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change in accountants and/or reporting disagreements on any matter of accounting principle or financial statement disclosure.

                                    PART III

Item 9.  Directors and Executive Officers, Promoters and Control
           Persons; Compliance with Section 16(a) of the Exchange Act

         Information concerning directors of the Registrant is incorporated herein by reference from the Company's definitive Proxy Statement for the 1997 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 10.  Executive Compensation

         Information concerning executive compensation is incorporated herein by reference from the Company's definitive Proxy Statement for the 1997 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

         Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive Proxy Statement for the 1997 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.  Certain Relationships and Related Transactions

         Information concerning certain relationships and transactions is incorporated herein by reference from the Company's definitive Proxy Statement for the 1997 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

                                     PART IV


Item 13.  Exhibits and Reports on 8-K

         (a) Exhibits:



                                                                                              Reference to
                                                                                              Prior Filing
      Regulation                                                                               or Exhibit
      S-K Exhibit                                                                            Number Attached
        Number                                     Document                                      Hereto
           3          Articles of Incorporation and Bylaws..............................            *
           4          Instruments defining the rights of security holders,
                      including indentures:
                       Common Stock Certificate.........................................            *
          10          Material contracts:
                      1996 Stock Option and Incentive Plan..............................           ***
                      Recognition and Retention Plan....................................           ***
                      Employee Stock Ownership Plan.....................................            *
                      Employee Severance Compensation Plan..............................            *
                      Employment Agreements.............................................           **
          11          Statement re computation of per share earnings....................          None
          13          Annual Report to Security Holders for the last fiscal year, Form
                      10-Q or 10QSB or quarterly report to security holders.............           13
          16          Letter on change in certifying accountant.........................            *
          21          Subsidiaries of Registrant........................................           21
          23          Consent of Experts and Counsel....................................           23
          24          Power of Attorney.................................................      Not required
          27          Financial Data Schedule...........................................           27
          99          Additional Exhibits...............................................          None

--------------------

*        Filed on December 29, 1995 as exhibits to the Registrant's Registration
         Statement  No.  33-80991  on Form  S-1.  All of such  previously  filed documents  are hereby  incorporated  herein by reference in  accordance with Item 601 of Regulation S-B.
**       Filed  on  December  29,  1995  as  Exhibits   10.2  and  10.3  to  the
         Registrant's  Registration  Statement No. 33- 80991 on Form S-1. All of
         such previously filed documents are hereby incorporated by reference in accordance with Item 601 of Regulation S-B.
***      Filed on September  12, 1996,  under  Schedule 14A, as  appendicies  to definitive proxy materials.  All of such previously filed documents are hereby  incorporated herein by reference in accordance with Item 601 of
         Regulation S-B.


         (b)  Reports on Form 8-K:

         No reports on Form 8-K have been filed during the three-month period ended December 31, 1996.

                                                    SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         AMB FINANCIAL CORPORATION


Date:  March 31, 1997
                                         By: /s/Clement B. Knapp, Jr.,
                                             -------------------------
                                              Clement B. Knapp, Jr.,
                                              Chairman of the Board
                                              President and Chief Executive
                                              Officer
                                              (Duly Authorized Representative)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/Clement B. Knapp                              /s/Ronald W. Borto
-------------------                              ----------------------------
Clement B. Knapp                                 Ronald W. Borto
President and Chief Executive Officer            Director
(Principal Executive and Operating Officer)

Date: March 31, 1997                             Date:  March 31, 1997


/s/Donald L. Harle                              /s/John C. McLaughlin
------------------                              ---------------------
Donald L. Harle                                 John C. McLaughlin
Director                                        Director

Date: March 31, 1997                            Date: March 31, 1997



/s/John G. Pastrick                             /s/Robert E. Tolley
-------------------                             --------------------
John G. Pastrick                                John G. Pastrick
Director                                        Director

Date:  March 31, 1997                           Date: March 31, 1997


/s/Daniel T. Poludniak
----------------------
Daniel T. Poludniak
Vice President, Treasurer
and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:  March 31, 1997

                                  Exhibit Index




   Exhibit No.             Document
     13                Annual Report
     21                Subsidiaries of the Registrant
     23                Consent of Cobitz, VandenBerg & Fennessy
     27                Financial Data Schedule