Form 10-Q
period 1997-03-31
AMB FINANCIAL CORP
filed 1997-05-09
CIK 915393

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ----------------------------


                                   FORM 10-Q




(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1997


                                OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________  to  _________


                         Commission File Number 0-23182


                              AMB FINANCIAL CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                      35-1903582
--------------------------------------------------------------------------------
  (State or other jurisdiction                       I.R.S. Employer
     of incorporation or                             Identification
       organization)                                     Number



 8230 Hohman Avenue, Munster, Indiana                   46321-1578
--------------------------------------------------------------------------------
(Address of Principal executive offices)               (Zip Code)

Registrant telephone number, including area code:    (219) 836-5870



    Check  whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

    As of May 6, 1997 there were 1,124,125 shares of the Registrant's common stock issued and 1,014,524 shares outstanding.

    Transitional Small Business Disclosure Format(check one): Yes [ ] No [ X ]

                              AMB FINANCIAL CORP.

                                   FORM 10-Q

                               TABLE OF CONTENTS



Part I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                 Consolidated Statements of Financial Condition at March 31, 1997 (Unaudited) and December 31, 1996

                 Consolidated Statements of Earnings for the three months ended March 31, 1997 and 1996
                 (unaudited)

                 Consolidated Statements of Cash Flows for the three months ended March 31, 1997 and 1996
                 (unaudited)

                 Notes to Consolidated Financial Statements


         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



Part II. OTHER INFORMATION

                  Signatures

                  Index to Exhibits

                  Earnings Per Share Analysis(Exhibit 11)

PART I - FINANCIAL INFORMATION

                                     AMB FINANCIAL CORP.
                                       AND SUBSIDIARIES
                                                                 March 31,       December 31,
                                                                   1997              1996
                                                               ------------      ------------
                                                                (unaudited)
Assets

Cash and amounts due from depository
     institutions ........................................     $  2,359,737         1,473,962
Interest-bearing deposits ................................        3,014,866         1,093,405
                                                               ------------      ------------
     Total cash and cash equivalents .....................        5,374,603         2,567,367
Investment securities, available for sale, at fair value .       11,981,645         8,938,937
Investment securities held for trade .....................          488,993           539,500
Mortgage backed securities, available for sale, at fair ..        3,898,673         4,018,835
value
Loans receivable (net of allowance for loan losses:
     $349,530 at March 31, 1997 and
     $354,631 at December 31, 1996) ......................       69,023,929        67,365,632
Stock in Federal Home Loan Bank of Indianapolis ..........          545,600           545,600
Accrued interest receivable ..............................          468,936           452,955
Office properties and equipment- net .....................          519,798           510,603
Prepaid expenses and other assets ........................        1,340,811         1,162,631
                                                               ------------      ------------

     Total assets ........................................       93,642,988        86,102,060
                                                               ============      ============

Liabilities and Stockholders' Equity

Liabilities

Deposits .................................................       67,572,713        60,410,997
Borrowed money ...........................................        9,500,000         9,500,000
Advance payments by borrowers for taxes
     and insurance .......................................          588,623           312,213
Other liabilities ........................................          721,813           708,993
                                                               ------------      ------------
     Total liabilities ...................................       78,383,149        70,932,203
                                                               ------------      ------------

                                     AMB FINANCIAL CORP.
                                       AND SUBSIDIARIES

                                                                 March 31,       December 31,
                                                                   1997              1996
                                                               ------------      ------------
                                                                (unaudited)
Stockholders' Equity

Preferred stock, $.01 par value; authorized
     100,000 shares; none outstanding ....................             --                --
Common Stock, $.01 par value; authorized 1,900,000 shares;
     1,124,125 shares issued and 1,067,919 shares
     outstanding at  March 31, 1997 and December 31, 1996            11,241            11,241
Additional paid- in capital ..............................       10,664,496        10,657,746
Retained earnings, substantially restricted ..............        6,739,531         6,564,203
Unrealized gain (loss) on securities available for sale,
     net of income taxes .................................          (90,657)           30,386
Treasury Stock at cost, (56,206 shares) ..................         (724,717)         (724,717)
Common stock acquired by Employee Stock Ownership
     Plan ................................................         (809,370)         (809,370)
Common stock awarded by Recognition and Retention Plan ...         (530,685)         (559,632)
                                                               ------------      ------------
     Total stockholders' equity ..........................       15,259,839        15,169,857
                                                               ------------      ------------

Total liabilities and stockholders' equity ...............     $ 93,642,988        86,102,060
                                                               ============      ============

                 See accompanying notes to consolidated financial statements.

                               AMB FINANCIAL CORP.
                                AND SUBSIDIARIES

                      Consolidated Statements of Earnings
                                                         Three Months Ended
                                                              March  31
                                                     ---------------------------
                                                        1997             1996
                                                     ----------       ----------
                                                    (unaudited)       (unaudited)
Interest Income
     Loans ...................................       $1,422,391        1,145,610
     Mortgage-backed securities ..............           67,986           26,008
     Investment Securities ...................          159,517          110,730
     Interest-bearing deposits ...............           31,178           39,776
     Dividends on FHLB stock .................           10,561           10,852
                                                     ----------       ----------
          Total Interest Income ..............        1,691,633        1,332,976
                                                     ----------       ----------

Interest Expense
     Deposits ................................          700,532          696,137
     Borrowings ..............................          136,366           46,124
                                                     ----------       ----------
          Total Interest Expense .............          836,898          742,261
                                                     ----------       ----------

          Net interest income before
            provision for loan losses ........          854,735          590,715
Provision for loan losses ....................            5,155             --
                                                     ----------       ----------
          Net interest income after
            provision for loan losses ........          849,580          590,715
                                                     ----------       ----------

Non-interest income:
     Loan fees and service charges ...........           21,888           19,662
     Commission income .......................            9,886           25,858
     Deposit related fees ....................           39,319           41,338
     Gain on sale of investment securities
       held for trade ........................           13,490             --

     Unrealized gain on investment
       securities held for trade .............           48,003             --

     Other income ............................           25,975           25,180
                                                     ----------       ----------
          Total non-interest income ..........          158,561          112,038
                                                     ----------       ----------

                               AMB FINANCIAL CORP.
                                AND SUBSIDIARIES

                      Consolidated Statements of Earnings
                                  (continued)

                                                         Three Months Ended
                                                              March  31
                                                     ---------------------------
                                                        1997             1996
                                                     ----------       ----------
                                                    (unaudited)
Non-interest expense:
     Staffing costs ..........................          299,191          257,243
     Advertising .............................           24,557           20,533
     Occupancy and equipment expense .........           87,796           83,579
     Data processing .........................           81,690           67,980
     Federal deposit insurance premiums ......           10,423           33,763
     Other operating expenses ................          126,130          110,012
                                                     ----------       ----------
          Total non-interest expense .........          629,787          573,110
                                                     ----------       ----------

Net income before income taxes ...............          378,354          129,643
Provision for federal and state
  income taxes ...............................          143,807           43,820
                                                     ----------       ----------

          Net income .........................          234,547           85,823
                                                     ==========       ==========

Earnings per share- primary ..................       $     0.24       $     0.08
Earnings per share- fully diluted ............       $     0.24       $     0.08



          See accompanying notes to consolidated financial statements.

                                        AMB FINANCIAL CORP.
                                          AND SUBSIDIARIES

                               Consolidated Statements of Cash Flows

                                                                          Three Months Ended
                                                                                March 31,
                                                                    ------------------------------
                                                                         1997              1996
                                                                    ------------      ------------
                                                                     (unaudited)
Cash flows from operating activities:
  Net income ..................................................     $    234,547            85,823
  Adjustments to reconcile net income to
   net cash from operating activities:
     Depreciation .............................................           35,650            34,105
     Amortization of cost of stock benefit plan ...............           28,947              --
     Amortization of premiums and accretion of  discounts .....               19              (538)
     Increase in deferred compensation ........................           19,084            16,605
     Provision for loan losses ................................            5,155              --
     Gain on sale of investment securities held for trade .....          (13,490)             --
     Unrealized gain on sale of trading accountsecurities .....          (48,003)             --
     Proceeds from sale of investment securities held for trade          112,000              --
     Increase (decrease) in deferred income on loans ..........           10,345            (6,028)
     Increase in accrued and deferred
       income taxes ...........................................          (76,813)           (7,359)
     Increase in accrued interest receivable ..................          (15,981)          (19,494)
     Increase in accrued interest payable .....................           31,589            14,917
     Other, net ...............................................          (51,770)          (52,652)
                                                                    ------------      ------------

Net cash provided by operating activities .....................          271,279            65,379
                                                                    ------------      ------------

Cash flows from investing activities:
     Proceeds from maturities of investment securities ........          750,000           500,000
     Purchase of investment securities ........................       (3,948,806)       (1,525,779)
     Proceeds from repayments of mortgage-backed securities ...           74,498            92,537
     Purchase of mortgage-backed securities ...................             --            (502,350)
     Property and equipment expenditures ......................          (44,845)           (8,425)
     Purchase of loans ........................................         (743,121)             --
     Loan disbursements .......................................       (4,762,321)       (3,179,601)
     Loan repayments ..........................................        3,831,645         3,429,997
                                                                    ------------      ------------

Net cash provided for investing activities ....................       (4,842,950)       (1,193,621)
                                                                    ------------      ------------

                                        AMB FINANCIAL CORP.
                                          AND SUBSIDIARIES

                               Consolidated Statements of Cash Flows
                                            (continued)
                                                                          Three Months Ended
                                                                                March 31,
                                                                    ------------------------------
                                                                         1997              1996
                                                                    ------------      ------------
                                                                     (unaudited)
Cash flows from financing activities:
     Net proceeds from sale of common stock ...................             --           9,791,950
     Deposit receipts .........................................       37,009,209        30,445,964
     Deposit withdrawals ......................................      (30,380,372)      (30,255,894)
     Interest credited to deposits ............................          532,879           563,164
     Increase in advance payments by borrowers
       for taxes and insurance ................................          276,410           181,624
     Payment of dividends .....................................          (59,219)             --
                                                                    ------------      ------------

Net cash provided by financing activities .....................        7,378,907        10,726,808
                                                                    ------------      ------------

Net change in cash and cash equivalents .......................        2,807,236         9,598,566

Cash and cash equivalents at beginning of period ..............        2,567,367         4,036,817
                                                                    ------------      ------------

Cash and cash equivalents at end of period ....................     $  5,374,603        13,635,383
                                                                    ============      ============

Supplemental  disclosure of cash flow  information:
  Cash paid during the period for:
     Interest .................................................          805,309           727,344
     Income taxes .............................................           50,209            58,059


                         See accompanying notes to consolidated statements

                              AMB Financial Corp.
                                and Subsidiaries



Notes to Consolidated Financial Statements

1. Statement of Information Furnished

         The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and Article 10 of Regulation S-X, and in the opinion of management contains all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position as of March 31, 1997, the results of operations for the three months ended March 31, 1997 and 1996 and cash flows for the three months ended March 31, 1997 and 1996. These results have been determined on the basis of generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The attached consolidated statements are those of AMB Financial Corp. (the "Company") and its consolidated subsidiaries American Savings, FSB (the "Bank"); its wholly owned subsidiary NIFCO, Inc.; and its wholly owned subsidiary Ridge Management, Inc. The results of operations for the three month periods ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

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

3. Earnings Per Share

         Earnings per share for the three month periods ended March 31, 1997 and 1996 were determined by dividing net income for the periods by the weighted average number of both primary and fully diluted shares of common stock and common stock equivalents outstanding (see Exhibit 11 attached). Stock options are regarded as common stock equivalents and are therefore considered in both primary and fully diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method.

4. Impact of New Accounting Standards

         Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. In June 1996, the FASB issued SFAS No. 125 ("SFAS 125"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement, among other things, applies a "financial-components approach" that focuses on control, whereby an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes assets when control has been surrendered, and derecogonizes liabilities when extinguished. SFAS 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. The Company has adopted SFAS 125 effective January 1, 1997, resulting in no material impact on its consolidated financial condition or results of operation.

         Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. In December 1996, the FASB issued Statement of Financial Accounting Standards No. 127 ("SFAS 127"), "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125". The statement delays for one year the implementation of SFAS 125, as it relates to (1) secured borrowings and collateral, and (2) for the transfers of financial assets that are part of repurchase agreement, dollar-roll, securities lending and similar transactions. The Company has adopted portions of SFAS 125 (those not deferred by SFAS 127) effective January 1, 1997. Adoption of these portions did not have a significant effect on the Company's financial condition or results of operations Based on its review of SFAS 125, management does not believe that adoption of the portions of SFAS 125 which have been deferred by SFAS 127 will have a material effect on the Company.

         Accounting for Earnings Per Share. In February 1997, the FASB issued SFAS No. 128 ("SFAS 128"), "Earnings Per Share". This statement is intended to simplify the computation of earnings per share ("EPS") by replacing the presentation of primary EPS with a presentation of basic EPS. Basic EPS does not include potential dilution and is computed by dividing income available to common stockholders by an average number of common shares outstanding.

         Diluted EPS reflects the potential dilution of securities that could share in the earnings of a company, similar to the fully diluted EPS currently used. The statement requires dual presentation of basic and diluted EPS by companies with complex capital structures. SFAS128 is effective for financial statements issued for periods ending after December 15, 1997. The Company does not anticipate that this statement will have an impact on its consolidated financial condition or results of operations.

         The foregoing does not constitute a comprehensive summary of all material changes or developments affecting the manner in which the Company keeps its books and records and performs its financial accounting responsibilities. It is intended only as a summary of some of the recent pronouncements made by the FASB which are of particular interest to financial institutions.

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

                              FINANCIAL CONDITION

                 March 31, 1997 compared to December 31, 1996.

Total assets of the Company increased $7.5 million, or 8.8% to $93.6 million at March 31, 1997 compared to $86.1 million at December 31, 1996. This increase primarily resulted from increases in cash and cash equivalents of $2.8 million, investment securities of $3.0 million and loans receivable of $1.7 million, which were funded by an increase in deposits of $7.2 million.

At March 31, 1997, cash and cash equivalents increased by $2.8 million as excess funds received from the deposit growth during the first quarter were retained in anticipation of the withdrawal of several large deposit accounts which are expected to mature and not renew during the next three months.

Investment securities available for sale increased $3.0 million to $12.0 million at March 31, 1997 as a result of new purchases of $3.9 million offset by $750,000 in proceeds from the maturing securities. These new purchases were primarily in a medium term U.S. Government mutual fund and to a lesser extent, medium term U.S. Treasury notes.

Loan receivable increased to $69.0 million at March 31, 1997, a $1.7 million or 2.5% increase, as new loan originations of $4.8 million and loan purchases of $700,000 exceeded loan repayments of $3.8 million. Loan purchases in the first quarter include a $450,000 loan participation on a multi-family property located in Hobart, Indiana and a $250,000 equipment lease financing loan.

Total deposits at March 31, 1997 increased by $7.2 million, or 11.85% as deposit receipts of $37.0 million and interest credited of $533,000 exceeded withdrawal activity of $30.4 million. This deposit gain is attributable to a special rate 7 month certificate of deposit program, receipt of short term municipal deposits maturing within a ninety day period and to a lesser extent, a limited number of brokered deposits. It is anticipated that approximately $4.8 million of municipal jumbo certificates will mature and not be renewed during the next three month period. In the event this occurs, the Company will use either short term interest-bearing deposits and/or borrow short term from the FHLB.

Stockholder's equity increased $90,000 during the quarter primarily as a result of net income of $235,000 along with normal amortization of RRP and ESOP benefits of $35,000 which were offset by a decrease of $121,000 in the unrealized gains on securities available for sale and payment of dividends on common stock of $59,000.

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

                    Comparison of Operating Results for the
                     Quarters Ended March 31, 1997 and 1996.

Net Income. The Company's net income for the three month ended March 31, 1997 increased $149,000 to $235,000 as compared to an $86,000 profit for the same period in 1996. This increase was due to an increase in net interest income of $264,000 and an increase in non-interest income of $47,000, offset by an increase in the provision for loan losses of $5,000, an increase in non-interest expense of $57,000 and an increase in income taxes of $100,000.

Interest Income. Total interest income for the quarter ended March 31, 1997 increased $359,000, or 27%, as compared to the prior year's quarter. The increase in interest income was the result of an increase in average interest-earning assets of $18.2 million. The increase in average interest-earning assets was the result of a $12.7 million increase in the average balance of loans receivable, a $2.5 million increase in the average balance of mortgage-backed securities, a $4.1 million increase in the average balance of investment securities and a $2.3 million increase in the average balance of interest-bearing deposits. These increases reflect the Company's investment of net proceeds received from the stock conversion as well as from an increase in the average balance of interest-bearing liabilities. During the quarter ended March 31, 1997, the average yield on interest-earning assets remained constant at 7.93% as compared to the three months ended March 31, 1996.

Interest Expense. Total interest expense for the quarter ended March 31, 1997 increased $95,000, or 12.7%, to $837,000 as compared to $742,000 in the prior year's quarter. The increase in interest expense was due primarily to the increase of $8.8 million in the average balance of interest-bearing liabilities from $64.7 million for the three months ended March 31, 1996 to $73.5 million for the three months ended March 31, 1997. The increase in interest expense was partially offset by the slightly lower average rate paid on interest-bearing liabilities of 4.55% for the three months ended March 31, 1997 from 4.59 % for the three months ended March 31, 1996. The increase in average interest-bearing liabilities was primarily due to an increase in jumbo certificates of deposit from local municipalities as previously discussed.

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

A provision for loan losses of $5,000 was recorded during the three months ended March 31, 1997 while no provision was recorded in the comparable 1996 period. The increase in the provision for losses on loans was primarily due to the continuing growth in loans receivable. The Bank will continue to review its allowance for loan losses and make future provisions as economic and regulatory conditions dictate. Although the Bank maintains its allowance for loan losses at a level that it considers to be adequate to provide for losses, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods.

Non-Interest Income. The Company's non-interest income increased $47,000 to $159,000 for the quarter ended March 31, 1997 compared to $112,000 for the same quarter a year ago. The increase was due primarily from gains on the sale of investment securities held for trade of $13,000 and an unrealized gain on the Company's trading portfolio of $48,000, both of which did not occur in the prior year's quarter, partially offset by a $16,000 decrease in commission income from the sale of various financial products by the Bank's wholly owned subsidiary, NIFCO, Inc.

Non-Interest Expense. The Company's non-interest expense increased $57,000 to $630,000 for the quarter ended March 31, 1997 compared to $573,000 for the same quarter a year ago. The increase resulted primarily from increased staffing costs of $42,000 due to normal salary and benefit increases and the expense recognition of the ESOP and RRP, $24,000 of expenses relating to operations as a public company which did not occur in the prior year's quarter, $14,000 of additional data processing costs associated with consolidation of the VISA/Mastercard program into strictly a VISA charge card program and to increased debit card activity. These increased costs were partially offset by a decrease of $23,000 in federal deposit insurance premiums which was the result of legislation enacted in September 1996 to recapitalize the Savings Association Insurance Fund. As a result of this legislation, highly rated institutions, such as the Bank, have begun paying substantially reduced deposit insurance premiums beginning January 1, 1997.

Provision for Income Taxes. Income tax expense for the quarter ended March 31, 1997 increased by $100,000 as compared to the prior years quarter as a result of increased income before taxes.


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

Federal regulations require the Bank to maintain minimum levels of liquid assets. The required percentage has varied from time to time based upon economic conditions and savings flows and is currently 5% of net withdrawable savings deposits and borrowings payable on demand in one year or less during the preceding calendar month. Liquid assets for purposes of this ratio include cash, certain time deposits, U.S. Government, government agency and corporate securities and other obligations generally having remaining maturities of less than five years. The Bank has historically maintained its liquidity ratio for regulatory purposes at levels in excess of those required. At March 31, 1997 the Bank's liquidity ratio for regulatory purposes was 21.36%.

The Company's most liquid assets are cash and cash equivalents, which consist of interest-bearing deposits and short-term highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash. The level of these assets is dependent on the Company's operating, financing and investing activities during any given period. At March 31, 1997 and December 31, 1996, cash and cash equivalents totaled $5.4 million and $2.6 million respectively.

Liquidity management for the Company is both a daily and long-term function of the Company's management strategy. Excess funds are generally invested in short-term investments, such as overnight deposits. If the Company requires funds beyond its ability to generate them internally, additional funds are available through FHLB advances.

The Company anticipates that it will have sufficient funds available to meet current commitments. At March 31, 1997 the Company has outstanding loan commitments totaling $617,000 and unused lines of credit granted totaling $4.8 million.

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

At March 31, 1997, the Bank had core capital equal to $11.3 million, or 12.2% of adjusted total assets which was $8.6 million above the minimum leverage ratio requirement of 3% in effect on that date. The Bank had total capital of $11.7 million (including $11.3 million in core capital and $350,000 in qualifying supplementary capital) and risk-weighted assets of $50.8 million (including no converted off-balance sheet assets); or total risk-based capital of 23.0% of risk-weighted assets at March 31, 1997. This amount was $7.6 million above the 8% requirement in effect on that date.

                             Non-Performing Assets

         The following table sets forth the amounts and categories of non-performing assets in the Company's portfolio. Loans are reviewed monthly and any loan whose collectibility is doubtful is placed on non-accrual status. Loans are placed on non-accrual status when principal and interest is 90 days or more past due, unless, in the judgement of management, the loan is well collateralized and in the process of collection. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. Restructured loans include troubled debt restructuring (which involved forgiving a portion of interest or principal on any loans or making loans at a rate materially less than the market rate). At March 31, 1997, the Company had no restructured loans or foreclosed assets.

                                                         March 31      December 31
                                                           1997           1996
                                                           ----           ----
                                                          (Dollars in thousands)
Non- accruing loans:
     One to four family ........................           $544            302
     Multi- family .............................            --             --
     Non- residential ..........................            --             --
     Construction ..............................            --             --
     Consumer ..................................              1              3
                                                           ----           ----

Total ..........................................            545            305
                                                           ----           ----

Total non- performing assets ...................           $545            305
                                                           ====           ====

Total as a percentage of total assets ..........           0.58%          0.35%
                                                           ====           ====


For the quarter ended March 31, 1997, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $7,000.

In addition to the non-performing assets set forth in the table above, as of March 31, 1997, there were no loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non- performing asset categories.

Management has considered the Company's non-performing and "of concern" assets in establishing its allowance for loan losses.

                              Recent Developments

On January 31, 1997, the Company announced its intention to repurchase up to 53,359 shares, or approximately 5% of its outstanding shares over the next twelve months. This repurchase program is to be accomplished by purchasing shares in open market transactions, from time to time, subject to availability. As of May 6, 1997 all shares have been purchased.

The Company declared a cash dividend of $.06 per share, payable on May 21, 1997 to shareholders of record on May 7, 1997.

On April 25, 1997, the Company announced its intention to repurchase up to 50,728 shares, or approximately 5% of the then outstanding shares over the next twelve months. This repurchase program is to be accomplished by purchasing shares in open market transactions, from time to time, subject to availability. As of May 6, 1997 no shares have been purchased.

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

                  None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

                  None.



Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The following items were presented to shareholders at the Company's Annual Meeting on April 23, 1997:

         1. The election of Clement B. Knapp, Jr. and Donald L. Harle to serve as directors for terms of three years or until successors have been elected and qualified.

         2. The ratification of the appointment of Cobitz, VandenBerg & Fennessy as auditors for the Company for the fiscal year ending December 31, 1997.

         Both of the above items were approved by shareholders at the meeting. The election of Clement B. Knapp, Jr. was approved by a vote of 924, 802 in favor and 5,750 withheld. The election of Donald D. Harle was approved by a vote of 928,802 in favor and 1,750 withheld. The appointment of Cobitz, VandenBerg & Fennessy was ratified by a vote of 919,452 in favor, 600 against and 10,500 abstaining.

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


                                          AMB FINANCIAL CORP.
                                          -------------------
                                              Registrant



DATE:  May 6, 1997

                                 BY:/s/Clement B. Knapp, Jr.
                                    ------------------------
                                    Clement B. Knapp, Jr.
                                    President and Chief Executive Officer
                                    (Duly Authorized Representative)




                                 BY:/s/Daniel T. Poludniak
                                    ----------------------
                                    Daniel T. Poludniak
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS


Exhibit No.
  No.


  11              Statement re: Computation of Per Share Earnings