Form 10-Q
period 1997-06-30
AMB FINANCIAL CORP
filed 1997-08-04
CIK 915393

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ----------------------------


                                   FORM 10-Q




(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1997


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



    Check  whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

    As of July 29, 1997 there were 1,124,125 shares of the Registrant's common stock issued and 963,798 shares outstanding.

    Transitional Small Business Disclosure Format(check one): Yes [ ] No [ X ]

                              AMB FINANCIAL CORP.

                                   FORM 10-Q

                               TABLE OF CONTENTS



Part I.  FINANCIAL INFORMATION


         Item 1.  Financial Statements

                 Consolidated Statements of Financial Condition at June 30, 1997 (Unaudited) and December 31, 1996

                 Consolidated Statements of Earnings for the three and six months ended June 30, 1997 and 1996
                 (unaudited)

                 Consolidated Statements of Cash Flows for the six months ended June 30, 1997 and 1996
                 (unaudited)

                 Notes to Consolidated Financial Statements


         Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations


Part II. OTHER INFORMATION

                  Signatures

                  Index to Exhibits

                  Earnings Per Share Analysis(Exhibit 11)

                  Financial Data Schedule (Exhibit 27)

PART I - FINANCIAL INFORMATION

                                      AMB FINANCIAL CORP.
                                       AND SUBSIDIARIES

                        Consolidated Statements of Financial Condition

                                                                    June 30,       December 31,
                                                                      1997             1996
                                                                  -----------      -----------
                                                                    unaudited
Assets

Cash and amounts due from depository institutions ...........       2,181,063        1,473,962
Interest-bearing deposits ...................................       4,255,653        1,093,405
                                                                  -----------      -----------
     Total cash and cash equivalents ........................       6,436,716        2,567,367
Investment securities, available for sale, at fair value ....       8,637,062        8,938,937
Investment securities held for trade ........................       1,310,453          539,500
Mortgage backed securities, available for sale, at fair value       3,826,685        4,018,835
Loans receivable (net of allowance for loan losses:
     $379,235 at June 30, 1997 and
     $354,631 at December 31, 1996) .........................      70,889,530       67,365,632
Real Estate Owned ...........................................          98,948             --
Stock in Federal Home Loan Bank of Indianapolis .............         725,000          545,600
Accrued interest receivable .................................         461,823          452,955
Office properties and equipment- net ........................         519,233          510,603
Prepaid expenses and other assets ...........................       1,273,446        1,162,631
                                                                  -----------      -----------

     Total assets ...........................................      94,178,896       86,102,060
                                                                  ===========      ===========

Liabilities and Stockholders' Equity

Liabilities

Deposits ....................................................      65,483,006       60,410,997
Borrowed money ..............................................      13,500,000        9,500,000
Advance payments by borrowers for taxes
     and insurance ..........................................         360,120          312,213
Other liabilities ...........................................         748,593          708,993
                                                                  -----------      -----------
     Total liabilities ......................................      80,091,719       70,932,203
                                                                  -----------      -----------

                                      AMB FINANCIAL CORP.
                                       AND SUBSIDIARIES

                  Consolidated Statements of Financial Condition (continued)

                                                                    June 30,       December 31,
                                                                      1997             1996
                                                                  -----------      -----------
                                                                    unaudited
Stockholders' Equity

Preferred stock, $.01 par value; authorized
     100,000 shares; none outstanding .......................            --               --
Common Stock, $.01 par value; authorized 1,900,000 shares;
     1,124,125 shares issued and 963,798 shares outstanding
     at June 30, 1997 and 1,067,919 shares outstanding at
     December 31, 1996.......................................          11,241           11,241
Additional paid- in capital .................................      10,673,046       10,657,746
Retained earnings, substantially restricted .................       6,928,750        6,564,203
Unrealized gain on securities available for sale,
     net of income taxes ....................................           8,300           30,386
Treasury stock at cost (160,327 and 56,206 shares at
     June 30, 1997 and December 31, 1996.....................      (2,223,051)        (724,717)
Common  stock  acquired by Employee Stock Ownership Plan ....        (809,370)        (809,370)
Common stock awarded by Recognition and Retention Plan ......        (501,739)        (559,632)
                                                                  -----------      -----------
     Total stockholders' equity .............................      14,087,177       15,169,857
                                                                  -----------      -----------

Total liabilities and stockholders' equity ..................      94,178,896       86,102,060
                                                                  ===========      ===========

                 See accompanying notes to consolidated financial statements.

                                              AMB FINANCIAL CORP.
                                               AND SUBSIDIARIES

                                      Consolidated Statements of Earnings



                                               Three Months      Three Months      Six Months      Six Months
                                                   Ended            Ended             Ended            Ended
                                                  June 30,         June 30,          June 30,         June 30,
                                                  ---------        ---------        ---------        ---------
                                                    1997             1996             1997             1996
                                                    ----             ----             ----             ----
                                                  unaudited        unaudited        unaudited        unaudited
Interest income
     Loans ...............................        1,469,695        1,198,798        2,892,086        2,344,408
     Mortgage-backed securities ..........           66,315           63,395          134,301           89,403
     Investment securities ...............          171,063          138,641          330,580          249,371
     Interest-bearing deposits ...........           36,791           83,974           67,969          123,750
     Dividends on FHLB stock .............           12,431           10,310           22,992           21,162
                                                  ---------        ---------        ---------        ---------
          Total interest income ..........        1,756,295        1,495,118        3,447,928        2,828,094
                                                  ---------        ---------        ---------        ---------

Interest expense
     Deposits ............................          739,591          657,419        1,440,123        1,353,556
     Borrowings ..........................          176,368           42,498          312,734           88,622
                                                  ---------        ---------        ---------        ---------
          Total interest expense .........          915,959          699,917        1,752,857        1,442,178
                                                  ---------        ---------        ---------        ---------

          Net interest income before
            provision for loan losses ....          840,336          795,201        1,695,071        1,385,916
Provision for loan losses ................           26,270             --             31,425             --
                                                  ---------        ---------        ---------        ---------
          Net interest income after
            provision for loan losses ....          814,066          795,201        1,663,646        1,385,916
                                                  ---------        ---------        ---------        ---------

Non-interest income:
     Loan fees and service charges .......           23,386           29,797           45,274           49,459
     Commission income ...................           32,399           15,339           42,285           41,197
     Deposit related fees ................           64,622           39,029          103,941           80,367
     Gain on sale of investment securities
     available for sale ..................           17,524             --             17,524             --
     Gain on sale of investment
      secutities held for trade ..........             --               --             13,490             --
     Unrealized gain on investment
      securites held for trade ...........          117,811             --            165,814             --
     Other income ........................           17,968           16,897           43,943           42,077
                                                  ---------        ---------        ---------        ---------
          Total non-interest income ......          273,710          101,062          432,271          213,100
                                                  ---------        ---------        ---------        ---------

                                              AMB FINANCIAL CORP.
                                               AND SUBSIDIARIES

                                      Consolidated Statements of Earnings



                                               Three Months      Three Months      Six Months      Six Months
                                                   Ended            Ended             Ended            Ended
                                                  June 30,         June 30,          June 30,         June 30,
                                                  ---------        ---------        ---------        ---------
                                                    1997             1996             1997             1996
                                                    ----             ----             ----             ----
                                                  unaudited        unaudited        unaudited        unaudited
Non-interest expense:
     Staffing costs ......................          318,213          264,278          617,404          521,521
     Advertising .........................           27,502           23,939           52,059           44,472
     Occupancy and equipment expense .....           90,258           85,792          178,054          169,371
     Data processing .....................           90,672           72,681          172,362          140,661
     Federal deposit insurance premiums ..            9,861           34,155           20,284           67,918
     Other operating expenses ............          149,303          109,216          275,433          219,228
                                                  ---------        ---------        ---------        ---------
          Total non-interest expense .....          685,809          590,061        1,315,596        1,163,171
                                                  ---------        ---------        ---------        ---------

Net income before income taxes ...........          401,967          306,202          780,321          435,845
Provision for federal and state
  income taxes ...........................          156,733          111,381          300,540          155,201
                                                  ---------        ---------        ---------        ---------

          Net income .....................          245,234          194,821          479,781          280,644
                                                  =========        =========        =========        =========

Earnings per share- primary ..............        $    0.27        $    0.19        $    0.50        $    0.27
Earnings per share- fully diluted ........        $    0.27        $    0.19        $    0.50        $    0.27


                         See accompanying notes to consolidated financial statements.

                                            AMB FINANCIAL CORP.
                                              AND SUBSIDIARIES

                                   Consolidated Statements of Cash Flows


                                                                 Six Months Ending       Six Months Ending
                                                                      June 30,                June 30,
                                                                       1997                    1996
                                                                    ------------         ------------
                                                                       unaudited           unaudited
Cash flows from operating activities:
  Net income ...............................................        $    479,781              280,644
  Adjustments to reconcile net income to
   net cash from operating activities:
     Depreciation ..........................................              76,466               70,585
     Amortization of premiums and discounts on
        investment and mortgage-backed securities - net ....                 493                1,478
    Amortization of cost of stock benefit plans ............              57,893                 --
     Increase in deferred compensation .....................              39,936               34,650
     Provision for loan losses .............................              31,425                 --
     Gain on sale of investment securties available for sale             (17,524)                --
     Gain on sale of trading account securities ............             (13,490)                --
     Unrealized gain on sale of trading account securties ..            (165,814)                --
     Purchase of trading account securites .................            (703,649)                --
     Proceeds from sales of trading account securities .....             112,000                 --
    Increase in deferred income on loans ...................               2,765                4,248
    Increase in current and deferred federal
       income tax ..........................................              96,223                2,962
     Increase in accrued interest receivable ...............              (8,868)             (89,309)
     Increase (decrease) in accrued interest payable .......              24,221               (1,924)
     Change in prepaid and accrued items, net ..............            (214,820)            (158,864)
                                                                    ------------         ------------

Net cash provided by (for) operating activities ............            (202,962)             144,470
                                                                    ------------         ------------

Cash flows from investing activities:
     Proceeds from maturities of investment securities .....             750,000            1,000,000
     Proceeds from sale of investment securities ...........           3,514,689                 --
     Purchase of investment securities .....................          (3,990,899)          (3,030,232)
     Proceeds from repayments of mortgage-backed
       securities ..........................................             200,455              182,715
     Purchase of mortgage-backed securities ................                --             (3,034,419)
     Purchase of Federal Home Loan Bank stock ..............            (179,400)                --
     Purchase of loans .....................................          (1,446,535)                --
     Disbursements for loans ...............................         (10,974,740)         (11,395,000)
     Loan repayments .......................................           8,777,489            6,858,498
     Property and equipment expenditures ...................             (85,096)             (33,376)
                                                                    ------------         ------------

Net cash provided by (for) investing activities ............          (3,434,037)          (9,451,814)
                                                                    ------------         ------------

                                            AMB FINANCIAL CORP.
                                              AND SUBSIDIARIES

                                   Consolidated Statements of Cash Flows
                                                (continued)


                                                                 Six Months Ending       Six Months Ending
                                                                      June 30,                June 30,
                                                                       1997                    1996
                                                                    ------------         ------------
                                                                       unaudited           unaudited
Cash flows from financing activities:
     Net proceeds from sale of common stock ................                --              9,758,807
     Deposit account receipts ..............................          70,787,479           58,685,770
     Deposit account withdrawals ...........................         (66,927,323)         (59,421,458)
     Interest credited to deposit accounts .................           1,211,853            1,136,417
     Proceeds from borrowed money ..........................           5,000,000                 --
     Repayment of borrowed money ...........................          (1,000,000)          (1,000,000)
     Increase in advance payments by borrowers
     for taxes and insurance ...............................              47,907              409,666
    Payment of dividends ...................................            (115,234)                --
    Purchase of treasury stock .............................          (1,498,334)                --
                                                                    ------------         ------------

Net cash provided by financing activities ..................           7,506,348            9,569,202
                                                                    ------------         ------------

Net change in cash and cash equivalents ....................           3,869,349              261,858

Cash and cash equivalents at beginning of period ...........           2,567,367            4,036,817
                                                                    ------------         ------------

Cash and cash equivalents at end of period .................        $  6,436,716            4,298,675
                                                                    ============         ============

Supplemental  disclosure of cash flow  information:
 Cash paid during the period for:
     Interest ..............................................        $  1,728,636            1,444,102
     Income taxes ..........................................             180,409              170,559

Non-cash investing activities:
  Transfer of loans to real estate owned ...................              92,519                 --


                       See accompanying notes to consolidated financial statements.

                              AMB Financial Corp.
                                and Subsidiaries



Notes to Consolidated Financial Statements

1. Statement of Information Furnished

         The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and Article 10 of Regulation S-X, and in the opinion of management contains all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position as of June 30, 1997, the results of operations for the three and six months ended June 30, 1997 and 1996 and cash flows for the six months ended June 30, 1997 and 1996. These results have been determined on the basis of generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The attached consolidated statements are those of AMB Financial Corp. (the "Company") and its consolidated subsidiaries American Savings, FSB (the "Bank"); its wholly owned subsidiary NIFCO, Inc.; and its wholly owned subsidiary Ridge Management, Inc. The results of operations for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

3. Earnings Per Share

         Earnings per share for the three and six month periods ended June 30, 1997 were determined by dividing net income for the periods by the weighted average number of both primary and fully diluted shares of common stock and common stock equivalents outstanding (see Exhibit 11 attached). Stock options are regarded as common stock equivalents and are therefore considered in both primary and fully diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method. ESOP shares not committed to be released to participants are not considered outstanding for purposes of computing earnings per share amounts.

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

         Diluted EPS reflects the potential dilution of securities that could share in the earnings of a company, similar to the fully diluted EPS currently used. The statement requires dual presentation of basic and diluted EPS by companies with complex capital structures. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997. The Company does not anticipate that this statement will have an impact on its consolidated financial condition or results of operations.

         Disclosure of Information about Capital Structure. In February 1997, the FASB issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS No. 129"). This statement establishes standards for disclosing information about an entity's capital structure. It supersedes specific disclosure requirements of APB Opinions No. 10, "Omnibus Opinion- 1966," and No. 15, "Earnings Per Share," and SFAS No. 47, "Disclosure of Long-Term Obligations," and consolidates them in this statement for ease of retrieval and for greater visibility to nonpublic entities. This statement is effective for financial statements for periods ending after December 15, 1997. It contains no changes in disclosure requirements for entities that were previously subject to the requirements of Opinions No. 10 and No. 15 and SFAS No. 47, and, therefore, is not expected to have a significant impact on the consolidated financial condition or results of operations of the Company.

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


               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

                              FINANCIAL CONDITION

                  June 30, 1997 compared to December 31, 1996.

Total assets of the Company increased $8.1 million or 9.4% to $94.2 million at June 30, 1997 from $86.1 million at December 31, 1996. This increase primarily resulted from increases in cash and equivalents of $3.9 million, and loans receivable of $3.5 million, which were funded by an increase in deposits of $5.1 million and borrowed funds of $4.0 million.

At June 30, 1997, cash and cash equivalents increased by $3.9 million as excess funds received from deposit growth and borrowings during the second quarter were retained in anticipation of the funding of commitments on loans including the purchase of $1.9 million in single family first mortgages from a Midwest financial institution.

Loans receivable increased to $70.9 million at June 30, 1997, a $3.5 million or 5.2% increase, as new loan originations of $11.0 million and loan purchases of $1.4 million exceeded loan repayments of $8.8 million. Loan purchases in the second quarter include a $500,000 loan participation on a nursing home located in Muncie, Indiana and a $203,000 equipment lease financing loan.

Total deposits at June 30, 1997 increased by $5.1 million to $65.5 million, or 8.4% as deposit receipts of $70.8 million and interest credited of $1.2 million exceeded withdrawal activity of $66.9 million. This deposit gain is attributable to a special rate 17 month and 21 month certificate of deposit program. FHLB advances increased by $4.0 million to fund loan originations and upcoming loan commitments.

Stockholders' equity decreased $1.1 million to $14.1 million at June 30, 1997 from $15.2 million at December 31, 1996. This decrease was primarily due to stock repurchase of $1.5 million, payment of dividends on common stock of $115,000 and a decrease in net unrealized gain on securities available for sale of $22,000 which was offset by net income of $480,000 and normal amortization of RRP and ESOP benefits of $73,000.

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

Comparison of Operating Results for the Quarters Ended June 30, 1997 and 1996.

Net Income. The Company's net income for the three months ended June 30, 1997 increased $50,000 to $245,000 as compared to $195,000 for the same period in 1996. This increase was due primarily to an increase in net interest income of $45,000, and an increase in non-interest income of $173,000 offset by an increase in the loan loss provision of $26,000, an increase in non-interest expense of $96,000, and an increase in income taxes of $46,000.

Interest Income. Total interest income increased $261,000 or 17.5%, for the three months ended June 30, 1997 compared to the prior year's quarter. This increase is chiefly due to the higher volume of interest-earning assets of $15.0 million. This higher volume is due mostly to a higher volume of loans receivable which reflects the Company's aggressive lending efforts. During the quarter ended June 30, 1997, the average yield on interest-earning assets increased to 8.00% from 7.89% during the prior year's quarter. The increase in yield on average interest-earning assets was due primarily to a combination of a greater proportion of higher yielding assets and current market interest rates.

Interest Expense. Total interest expense increased $216,000 or 31% for the three months ended June 30, 1997 compared to the prior year's quarter. The increase was due primarily to a higher volume of both deposits and borrowings and a .23% increase in the average rate paid on deposits and borrowings.

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

A provision for loan losses of $26,000 was recorded during the three months ended June 30, 1997 while no provision was recorded in the comparable 1996 period. The increase in the provision for losses on loans was due to the continuing growth in loans receivables. The Bank will continue to review its allowance for loan losses and make future provisions as economic and regulatory conditions dictate. Although the Bank maintains its allowance for loan losses at a level that it considers to be adequate to provide for losses, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods.

Non-Interest Income. The Company's non-interest income increased $173,000 to $274,000 for the quarter ended June 30, 1997 compared to $101,000 for the same quarter a year ago. The increase was due primarily from gains on the sale of investment securities available for sale of $17,000 and an unrealized gain on the Company's trading portfolio of $118,000, both of which did not occur in the prior year's quarter, an increase of $17,000 in commission income from the sale of various financial products by the Bank's wholly owned subsidiary, NIFCO, Inc. and a $26,000 increase in deposit related fees due to general increases in many service fee categories.

Non-Interest Expense. The Company's non-interest expense increased $96,000 to $686,000 for the quarter ended June 30, 1997 compared to $590,000 for the same quarter a year ago. The increase resulted primarily from increased staffing costs of $54,000 due to normal salary and benefit increases and the expense recognition of the ESOP and RRP, $26,000 of expenses relating to operations as a public company which did not occur in the prior year's quarter, $18,000 of additional data processing costs associated with the servicing and maintenance of the new ATM machines and increased debit card activity and $14,000 in other operating expenses resulting from increased usage of outside services and growth. These increased costs were partially offset by a decrease of $24,000 in federal deposit insurance premiums which was the result of legislation enacted in September 1996 to recapitalize the Savings Association Insurance Fund. As a result of this legislation, highly rated institutions, such as the Bank, have begun paying substantially reduced deposit insurance premiums beginning January 1, 1997.

Provision for Income Taxes. Tax expense for the quarter ended June 30, 1997 increased $46,000 to $157,000 compared to $111,000 for the comparable quarter in 1996. Income taxes increased primarily as a result of increased income before income taxes.

               Comparison of Operating Results for the Six Months
                          Ended June 30, 1997 and 1996

Net Income. The Company's net income for the six months ended June 30, 1997 was $480,000 as compared to $281,000 for the same period in 1996 or an increase of $199,000. This increase was due primarily to an increase in net interest income of $309,000, and an increase in non-interest income of $219,000 offset by an increase in the loan loss provision of $31,000, an increase in non-interest expense of $153,000, and an increase in income taxes of $145,000.

Interest Income. Total interest income for the six month period ended June 30, 1997 increased $620,000, or 22%, as compared to the prior year period. The increase in interest income was primarily due to growth in interest-earning assets, mainly loans receivable, since the second quarter of 1996. Due to high volumes of loan originations in the second quarter of 1996 and the first half of 1997, the average balance of loans receivable was $12.6 million higher during the first six months of 1997 as compared to the comparable period in 1996. This increase in the balance of loans receivable caused interest income to increase by $548,000. Overall, average interest-earning assets in the first half of 1997 were $14.7 million higher than the first half of 1996. Increases in the remaining components of interest-earning assets helped fuel the increased interest income, but to a much lesser extent. The increase in the average balance of mortgage-backed securities and investment securities was $1.3 million and $2.8 million respectively while the decrease in the average balance of interest-bearing deposits was $2.1 million between the two periods. The primary funding for the growth in interest-earning assets came from increases in the interest-bearing liabilities. The volume changes in interest-earning assets resulted in a $605,000 increase in total interest income. During the six months ended June 30, 1997, the average yield on interest-earning assets increased to 7.98% from 7.89% during the six months ended June 30, 1996. The increase in yield on average interest-earning assets was due primarily to a higher proportion of higher yielding investments and accounted for a $15,000 increase in total interest income.

Interest Expense. Total interest expense for the six month period ended June 30, 1997 increased $311,000, or 22%, as compared to the prior year period. The average balance of interest-bearing liabilities, primarily borrowed funds used to fund the Bank's loan originations, was $12.0 million higher during the first six months of 1997, to $75.9 million, as compared to the prior year period. In addition, the average balance of deposit accounts increased by $4.1 million during the two periods as several new certificate promotions accounted for the increase. The volume changes in interest-bearing liabilities resulted in substantially all of the increase in total interest expense. The average cost of interest-bearing liabilities increased by 10 basis points to 4.62% for the first half of 1997 as compared to 4.52% for the 1996 period. The increase in the average cost of funds was due primarily to a higher proportion of borrowed funds to total interest-bearing liabilities and its effect on total interest expense was minimal.

Provision for Loan Losses. A provision for loan losses of $31,000 was recorded during the six months ended June 30, 1997 while no provision was recorded in the comparable 1996 period. Management believes that the allowance for loan losses of $379,000 is adequate given the local economic conditions and the Bank's loan portfolio. The Bank will continue to review its allowance for loan losses and make future provisions as economic and regulatory conditions dictate. Although the Bank maintains its allowance for loan losses at a level that it considers to be adequate to provide for losses, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods.

Non-Interest Income. The Company's non-interest income was $432,000 for the six months ended June 30, 1997 compared to $213,000 for the same period a year ago. The increase was due primarily from gains on the sale of investment securities available for sale and trading account securities of $17,000 and $13,000 respectively and an unrealized gain on the Company's trading portfolio of $166,000, all of which did not occur in the prior year's quarter, and a $24,000 increase in deposit related fees due to general increase in many service fee categories.

Non-Interest Expense. The Company's non-interest expense increased $152,000 to $1.3 million for the six months ended June 30, 1997 compared to $1.2 million for the same period a year ago. The increase resulted primarily from increased staffing costs of $96,000 due to normal salary and benefit increases and the expense recognition of the ESOP and RRP, $50,000 of expenses relating to operations as a public company which did not occur in the prior year's period, and $32,000 of additional data processing costs associated with the servicing and maintenance of the new ATM machines and increased debit card activity. These increased costs were partially offset by a decrease of $48,000 in federal deposit insurance premiums.

Provision for Income Taxes. Tax expense for the six months ended June 30, 1997 increased $145,000 to $300,000 compared to $155,000 for the comparable period in 1996. Income taxes increased primarily as a result of increased income before income taxes.

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

Federal regulations require the Bank to maintain minimum levels of liquid assets. The required percentage has varied from time to time based upon economic conditions and savings flows and is currently 5% of net withdrawable savings deposits and borrowings payable on demand or in one year or less during the preceding calendar month. Liquid assets for purposes of this ratio include cash, certain time deposits, U.S. Government, government agency and corporate securities and other obligations generally having remaining maturities of less than five years. The Bank has historically maintained its liquidity ratio for regulatory purposes at levels in excess of those required. At June 30, 1997, the Bank's liquidity ratio for regulatory purposes was 18.40%.

The Company's most liquid assets are cash and cash equivalents, which consist of interest-bearing deposits and short-term highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash. The level of these assets is dependent on the Company's operating, financing and investing activities during any given period. At June 30, 1997 and December 31, 1996 cash and cash equivalents totaled $6.4 million and $2.6 million respectively.

Liquidity management for the Company is both a daily and long-term function of the Company's management strategy. Excess funds are generally invested in short-term investments, such as overnight deposits. If the Company requires funds beyond its ability to generate them internally, additional funds are available through FHLB advances.

The Company anticipates that it will have sufficient funds available to meet current commitments. At June 30, 1997 the Company has outstanding loan commitments totaling $3.0 million and unused lines of credit granted totaling $4.3 million.

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

At June 30, 1997, the Bank had core capital equal to $11.5 million, or 12.5% of adjusted total assets which was $8.8 million above the minimum leverage ratio requirement of 3% in effect on that date. The Bank had total capital of $11.9 million (including $11.5 million in core capital and $400,000 in qualifying supplementary capital) and risk-weighted assets of $49.0 million; or total risk-based capital of 24.4% of risk-weighted assets at June 30, 1997. This amount was $8.0 million above the 8% requirement in effect on that date.

Non-Performing Assets

         The following table sets forth the amounts and categories of non-performing assets in the Company's portfolio. Loans are reviewed monthly and any loan whose collectibility is doubtful is placed on non-accrual status. Loans are placed on non-accrual status when principal and interest is 90 days or more past due, unless, in the judgement of management, the loan is well collateralized and in the process of collection. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. Restructured loans include troubled debt restructuring (which involved forgiving a portion of interest or principal on any loans or making loans at a rate materially less than the market rate). At June 30, 1997, the Company had no restructured loans.



                                                         June 30,     December 3,
                                                           1997           1996
                                                           ----           ----
Non-accruing loans:
    One to four family ........................            659            302
    Multi-family ..............................            --             --
    Non-residential ...........................            --             --
    Construction ..............................            --             --
    Consumer ..................................              9              3
                                                          ----           ----

Total .........................................            668            305
                                                          ----           ----
Foreclosed assets:
    One to four family.........................
    Multi-family ..............................             99            --
    Non-residential ...........................            --             --
    Construction ..............................            --             --
    Consumer ..................................            --             --
                                                          ----           ----

Total .........................................             99            --

Total non-performing assets ...................            767            305
                                                          ====           ====

Total as a percentage of total assets .........           0.81%          0.35%

For the six months period ended June 30, 1997, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $14,000.

In addition to the non-performing assets set forth in the table above, as of June 30, 1997, there were no loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non- performing asset categories.

Management has considered the Company's non-performing and "of concern" assets in establishing its allowance for loan losses.

                               Recent Developments

The Company declared a cash dividend of $.06 per share, payable on August 20, 1997 to shareholders of record on August 7, 1997.

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

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a) Computation of earnings per share (Exhibit 11 filed herewith)

                  (b)      Financial Data Schedule (Exhibit 27 filed herewith)

                  (c)      No reports on Form 8-K were filed this quarter

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        AMB FINANCIAL CORP.
                                            Registrant



DATE: July 29, 1997

                                BY: /s/Clement B. Knapp, Jr.
                                    ------------------------
                                    Clement B. Knapp, Jr.
                                    President and Chief Executive Officer
                                    (Duly Authorized Representative)




                                BY: /s/Daniel T. Poludniak
                                    ----------------------
                                    Daniel T. Poludniak
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS


Exhibit No.
  No.


  11              Statement re: Computation of Earnings Per Share


  27              Financial Data Schedule