Form 10-Q
period 1997-09-30
AMB FINANCIAL CORP
filed 1997-10-31
CIK 915393

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ----------------------------


                                   FORM 10-Q




(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1997


                                OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________  to  _________


                         Commission File Number 0-23182


                              AMB FINANCIAL CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                      35-1905382
--------------------------------------------------------------------------------
  (State or other jurisdiction                       I.R.S. Employer
     of incorporation or                             Identification
       organization)                                     Number



 8230 Hohman Avenue, Munster, Indiana                   46321-1578
--------------------------------------------------------------------------------
(Address of Principal executive offices)               (Zip Code)

Registrant telephone number, including area code:    (219) 836-5870



    Check  whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

    As of October 29, 1997 there were 1,124,125 shares of the Registrant's common stock issued and 963,798 shares outstanding.

    Transitional Small Business Disclosure Format(check one): Yes [ ] No [ X ]

                              AMB FINANCIAL CORP.

                                   FORM 10-Q

                               TABLE OF CONTENTS



Part I.  FINANCIAL INFORMATION


         Item 1.  Financial Statements

                 Consolidated Statements of Financial Condition at September 30, 1997 (Unaudited) and December 31, 1996

                 Consolidated Statements of Earnings for the three and nine months ended September 30, 1997 and 1996 (unaudited)

                 Consolidated Statements of Cash Flows for the nine months ended September 30, 1997 and 1996
                 (unaudited)

                 Notes to Consolidated Financial Statements


         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II. OTHER INFORMATION

                  Signatures

                  Index to Exhibits

                  Earnings Per Share Analysis(Exhibit 11)

                  Financial Data Schedule (Exhibit 27)

                                                 AMB FINANCIAL CORP.
                                                   AND SUBSIDIARIES

                                    Consolidated Statements of Financial Condition

                                                                                      September 30,      December 31,
                                                                                           1997              1996
                                                                                      ------------       ------------
                                                                                         unaudited
Assets

Cash and amounts due from depository
     institutions ..............................................................         2,691,839          1,473,962
Interest-bearing deposits ......................................................         8,541,368          1,093,405
                                                                                      ------------       ------------
     Total cash and cash equivalents ...........................................        11,233,207          2,567,367
Investment securities, available for sale, at fair value .......................         8,193,345          8,938,937
Investment securities held for trade ...........................................         2,017,005            539,500
Mortgage backed securities, available for sale, at fair value ..................         3,650,941          4,018,835
Loans receivable (net of allowance for loan losses:
     $387,994 at September 30, 1997 and
     $354,631 at December 31, 1996) ............................................        75,149,616         67,365,632
Real Estate Owned ..............................................................           126,429               --
Stock in Federal Home Loan Bank of Indianapolis ................................           725,400            545,600
Accrued interest receivable ....................................................           554,800            452,955
Office properties and equipment- net ...........................................           502,698            510,603
Prepaid expenses and other assets ..............................................         1,234,387          1,162,631
                                                                                      ------------       ------------

     Total assets ..............................................................       103,387,828         86,102,060
                                                                                      ============       ============

Liabilities and Stockholders' Equity

Liabilities

Deposits .......................................................................        73,744,886         60,410,997
Borrowed money .................................................................        13,500,000          9,500,000
Advance payments by borrowers for taxes
     and insurance .............................................................           670,664            312,213
Other liabilities ..............................................................         1,061,765            708,993
                                                                                      ------------       ------------
     Total liabilities .........................................................        88,977,315         70,932,203
                                                                                      ------------       ------------

                                                 AMB FINANCIAL CORP.
                                                   AND SUBSIDIARIES

                                    Consolidated Statements of Financial Condition
                                                     (continued)

                                                                                    September 30,      December 31,
                                                                                           1997              1996
                                                                                      ------------       ------------
                                                                                         unaudited
Stockholders' Equity

Preferred stock, $.01 par value; authorized
     100,000 shares; none outstanding ..........................................              --                 --
Common Stock, $.01 par value; authorized 1,900,000 shares;
     1,124,125 shares issued and 963,798 shares outstanding
    at September 30, 1997 and 1,067,919 shares outstanding at ..................            11,241             11,241
    December 31, 1996
Additional paid- in capital ....................................................        10,683,246         10,657,746
Retained earnings, substantially restricted ....................................         7,166,264          6,564,203
Unrealized gain on securities available for sale,
     net of income taxes .......................................................            54,975             30,386
Treasury stock, at cost (160,327 and 56,206 shares at ..........................        (2,223,051)          (724,717)
     September 30, 1997 and December 31, 1996)
Common stock acquired by Employee Stock Ownership
     Plan ......................................................................          (809,370)          (809,370)
Common stock awarded by Recognition and Retention Plan .........................          (472,792)          (559,632)
                                                                                      ------------       ------------
     Total stockholders' equity ................................................        14,410,513         15,169,857
                                                                                      ------------       ------------

Total liabilities and stockholders' equity .....................................       103,387,828         86,102,060
                                                                                      ============       ============

See accompanying notes to consolidated financial statements.

                                                         AMB FINANCIAL CORP.
                                                          AND SUBSIDIARIES

                                                 Consolidated Statements of Earnings


                                                             Three Months       Three Months          Nine Months        Nine Months
                                                                Ended               Ended                Ended               Ended
                                                               Sept 30,            Sept 30,             Sept 30,            Sept 30,
                                                             ----------          ----------           ----------          ----------
                                                                 1997                1996                 1997                1996
                                                             ----------          ----------           ----------          ----------
                                                              unaudited           unaudited            unaudited           unaudited
Interest income
     Loans ........................................           1,545,014           1,258,701            4,437,100           3,603,109
     Mortgage-backed securities ...................              63,728              71,694              198,029             161,097
     Investment securities ........................             148,836             135,711              479,416             385,082
     Interest-bearing deposits ....................              76,146              61,087              144,115             184,837
     Dividends on FHLB stock ......................              15,080              10,766               38,072              31,928
                                                             ----------          ----------           ----------          ----------
          Total interest income ...................           1,848,804           1,537,959            5,296,732           4,366,053
                                                             ----------          ----------           ----------          ----------

Interest expense
     Deposits .....................................             810,537             705,857            2,250,660           2,059,413
     Borrowings ...................................             199,274              26,090              512,008             114,712
                                                             ----------          ----------           ----------          ----------
          Total interest expense ..................           1,009,811             731,947            2,762,668           2,174,125
                                                             ----------          ----------           ----------          ----------

          Net interest income before
            provision for loan losses .............             838,993             806,012            2,534,064           2,191,928
Provision for loan losses .........................              15,000                --                 46,425                --
                                                             ----------          ----------           ----------          ----------
          Net interest income after
            provision for loan losses .............             823,993             806,012            2,487,639           2,191,928
                                                             ----------          ----------           ----------          ----------

Non-interest income:
     Loan fees and service charges ................              28,759              18,871               74,033              68,330
     Commission income ............................              29,389              10,078               71,674              51,275
     Deposit related fees .........................              70,822              40,995              174,763             121,362
     Gain on sale of investment securities
      available for sale ..........................               4,740              51,376               22,264              52,617
     Gain on sale of investment
      securities held for trade ...................              22,029                --                 35,519                --
     Unrealized gain on investment
      securities held for trade ...................             171,841              19,531              337,655              19,531
     Other income .................................              18,910              17,104               62,853              57,940
                                                             ----------          ----------           ----------          ----------
          Total non-interest income ...............             346,490             157,955              778,761             371,055
                                                             ----------          ----------           ----------          ----------

                                                         AMB FINANCIAL CORP.
                                                          AND SUBSIDIARIES

                                                 Consolidated Statements of Earnings
                                                            (continued)

                                                             Three Months       Three Months          Nine Months        Nine Months
                                                                Ended               Ended                Ended               Ended
                                                               Sept 30,            Sept 30,             Sept 30,            Sept 30,
                                                             ----------          ----------           ----------          ----------
                                                                 1997                1996                 1997                1996
                                                             ----------          ----------           ----------          ----------
                                                              unaudited           unaudited            unaudited           unaudited
Non-interest expense:
     Staffing costs ...............................             330,278             271,327              947,682             792,848
     Advertising ..................................              43,386              11,822               95,445              56,294
     Occupancy and equipment expense ..............              82,908              83,024              260,962             252,395
     Data processing ..............................              81,179              78,106              253,541             218,767
     Federal deposit insurance premiums ...........              10,780             423,894               31,064             491,812
     Other operating expenses .....................             146,647             142,805              422,080             362,033
                                                             ----------          ----------           ----------          ----------
          Total non-interest expense ..............             695,178           1,010,978            2,010,774           2,174,149
                                                             ----------          ----------           ----------          ----------

Net income before income taxes ....................             475,305             (47,011)           1,255,626             388,834
Provision for federal and state
  income taxes ....................................             184,820             (35,116)             485,360             120,085
                                                             ----------          ----------           ----------          ----------

          Net income ..............................             290,485             (11,895)             770,266             268,749
                                                             ==========          ==========           ==========          ==========

Earnings per share- primary .......................          $     0.32          ($    0.01)          $     0.82          $     0.26
Earnings per share- fully diluted .................          $     0.32          ($    0.01)          $     0.82          $     0.26

See accompanying notes to consolidated financial statements.

                                                        AMB FINANCIAL CORP.
                                                          AND SUBSIDIARIES

                                               Consolidated Statements of Cash Flows

                                                                         Nine Months Ending         Nine Months Ending
                                                                            September 30,              September 30,
                                                                                 1997                       1996
                                                                            -------------              -------------
                                                                              unaudited                  unaudited
Cash flows from operating activities:
  Net income ....................................................           $     770,266                    268,749
  Adjustments to reconcile net income to
   net cash from operating activities:
     Depreciation ...............................................                 115,044                    105,458
     Amortization of premiums and discounts on
        investment and mortgage-backed securities - net .........                     687                      1,371
     Amortization of cost of stock benefit plans ................                  86,840                       --
     Increase in deferred compensation ..........................                  61,172                     52,130
     Provision for loan losses ..................................                  46,425                       --
     Gain on sale of investment securities ......................                 (22,264)                   (52,617)
     Gain on sale of trading account securities .................                 (35,519)                      --
     Unrealized gain on  trading account securities .............                (337,655)                   (19,531)
     Purchase of trading account securities .....................              (1,335,227)                  (297,244)
     Proceeds from sales of trading account securities ..........                 230,896                       --
     Increase in deferred income on loans .......................                  11,356                     15,064
     Increase in current and deferred federal
       income tax ...............................................                 203,113                    146,429
     Increase in accrued interest receivable ....................                (101,845)                   (60,108)
     Increase  in accrued interest payable ......................                   9,888                     49,566
     Change in prepaid and accrued items, net ...................                   3,022                    342,867
                                                                            -------------              -------------

Net cash provided by (for) operating activities .................                (293,801)                   552,134
                                                                            -------------              -------------

Cash flows from investing activities:
     Proceeds from maturities of investment securities ..........                 750,000                  1,000,000
     Proceeds from sale of investment securities ................               4,014,689                    132,617
     Purchase of investment securities ..........................              (3,994,341)                (3,038,857)
     Proceeds from repayments of mortgage-backed
       securities ...............................................                 405,693                    340,837
     Purchase of mortgage-backed securities .....................                    --                   (3,034,419)
     Purchase of Federal Home Loan Bank stock ...................                (179,800)                      --
     Purchase of loans ..........................................              (5,222,283)                (1,000,000)
     Disbursements for loans ....................................             (16,045,440)               (17,918,539)
     Loan repayments ............................................              13,312,462                 10,996,952
     Property and equipment expenditures ........................                (107,139)                   (34,344)
                                                                            -------------              -------------

Net cash provided by (for) investing activities .................              (7,066,159)               (12,555,753)
                                                                            -------------              -------------

                                                       AMB FINANCIAL CORP.
                                                          AND SUBSIDIARIES

                                               Consolidated Statements of Cash Flows
                                                            (continued)

                                                                         Nine Months Ending         Nine Months Ending
                                                                            September 30,              September 30,
                                                                                 1997                       1996
                                                                            -------------              -------------
                                                                              unaudited                  unaudited
Cash flows from financing activities:
     Net proceeds from sale of common stock .....................                    --                    9,758,807
     Deposit account receipts ...................................             111,025,932                 91,339,367
     Deposit account withdrawals ................................             (99,360,675)               (88,163,226)
     Interest credited to deposit accounts ......................               1,668,632                  1,669,251
     Proceeds from borrowed money ...............................               7,000,000                       --
     Repayment of borrowed money ................................              (3,000,000)                (2,000,000)
     Increase in advance payments by borrowers
      for taxes and insurance ...................................                 358,451                    224,341
     Payment of dividends .......................................                (168,206)                   (67,447)
     Purchase of treasury stock .................................              (1,498,334)                      --
                                                                            -------------              -------------

Net cash provided by financing activities .......................              16,025,800                 12,761,093
                                                                            -------------              -------------

Net change in cash and cash equivalents .........................               8,665,840                    757,474

Cash and cash equivalents at beginning of period ................               2,567,367                  4,036,817
                                                                            -------------              -------------

Cash and cash equivalents at end of period ......................           $  11,233,207                  4,794,291
                                                                            =============              =============

  Cash paid during the period for:
     Interest ...................................................           $   2,752,780                  2,124,559
     Income taxes ...............................................                 245,509                    255,709

Non-cash investing activities:
  Transfer of loans to real estate owned ........................                 113,496                       --



See accompanying notes to consolidated financial statements.

                              AMB Financial Corp.
                                and Subsidiaries



Notes to Consolidated Financial Statements

1. Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been included.

         The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of results that may be expected for the entire fiscal year ended December 31, 1997.

         The consolidated financial statements include the accounts of AMB Financial Corp. (the "Company") and its wholly-owned subsidiary, American Savings FSB (the "Bank"), the Bank's wholly owned subsidiary, NIFCO, Inc. and the wholly-owned subsidiary of NIFCO, Inc., Ridge Management, Inc., as of and for the three and nine month periods ended September 30, 1997 and 1996 and as of December 31, 1996. All material intercompany balances and transactions have been eliminated in consolidation.

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

3. Earnings Per Share

         Earnings per share for the three and nine month periods ended September 30, 1997 were determined by dividing net income for the periods by the weighted average number of both primary and fully diluted shares of common stock and common stock equivalents outstanding (see Exhibit 11 attached). Stock options are regarded as common stock equivalents and are therefore considered in both primary and fully diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method. ESOP shares not committed to be released to participants are not considered outstanding for purposes of computing earnings per share amounts.

4. Impact of New Accounting Standards

           Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. In June 1996, the FASB issued SFAS No. 125 ("SFAS 125"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement, among other things, applies a "financial-components approach" that focuses on control, whereby an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes assets when control has been surrendered, and derecognizes liabilities when extinguished. SFAS 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. The Company has adopted SFAS 125 effective January 1, 1997, resulting in no material impact on its consolidated financial condition or results of operations.

         Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. In December 1996, the FASB issued Statement of Financial Accounting Standards No. 127 ("SFAS 127"), "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125". The statement delays for one year the implementation of SFAS 125, as it relates to (1) secured borrowings and collateral, and (2) for the transfers of financial assets that are part of repurchase agreements, dollar-rolls, securities lending and similar transactions. The Company has adopted portions of SFAS 125 (those not deferred by SFAS 127) effective January 1, 1997. Adoption of these portions did not have a significant effect on the Company's financial condition or results of operations. Based on its review of SFAS 125, management does not believe that adoption of the portions of SFAS 125 which have been deferred by SFAS 127 will have a material effect on the Company.

         Accounting for Earnings Per Share. In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share". This statement establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock. This statement simplifies the standards for computing earnings per share previously found in Accounting Principles Board Opinion No. 15, "Earnings Per Share" and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS and fully diluted EPS with diluted EPS. It also requires duel presentation of basic EPS and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

         Basic EPS, unlike primary EPS, excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS under APB 15.

         SFAS 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. The following presentation illustrates pro forma basic and diluted per share based on the provisions of SFAS 128:

                                                   Three Months      Three Months        Nine Months       Nine Months
                                                       Ended             Ended              Ended             Ended
                                                   September 30,     September 30,      September 30,     September 30,
                                                   -------------     -------------      -------------     -------------
                                                        1997              1996               1997              1996
                                                     ----------        ----------         ----------        ----------
Weighted average number of common shares
   outstanding used in basic earnings
   per share calculation ...............                887,357         1,037,192            925,186         1,037,192
Add common stock equivalents for shares
   issuable under Stock Option Plan ....                 14,286             - - -              9,911             - - -
                                                     ----------        ----------         ----------        ----------
Weighted average number of shares
  outstanding adjusted for common stock
  equivalent ...........................                901,643         1,037,192            935,097         1,037,192
                                                     ==========        ==========         ==========        ==========

Net Income .............................             $  290,485           (11,895)           770,266           268,749

Basic earnings per share ...............             $     0.33             (0.01)              0.83              0.26

Diluted earnings per share .............             $     0.32             (0.01)              0.82              0.26

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

         Reporting Comprehensive Income. In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, losses) in a full set of general-purpose financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997. The Company has not yet determined the impact of adopting this statement.

         Disclosures About Segments of an Enterprise and Related Information. In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") which becomes effective for fiscal years beginning after December 15, 1997. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments and requires enterprises to report selected information about operating segments in interim financial reports. The Company has not yet determined the impact of adopting this statement.

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

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

                              FINANCIAL CONDITION

               September 30, 1997 compared to December 31, 1996.

Total assets of the Company increased $17.3 million, or 20.1% to $103.4 million at September 30, 1997 compared to $86.1 million at December 31, 1996. This increase was primarily due to increases in cash and cash equivalents and growth in loans receivable, which were funded by an increase in deposits and borrowed funds.

At September 30, 1997, cash and cash equivalents increased by $8.7 million as excess funds received from the deposit growth were retained in anticipation of the repayment of $1.5 million of FHLB of Indianapolis advances in October, 1997, the funding of approximately $2.0 million of loans commitments in early October 1997 and for general liquidity purposes.

Investment securities available for sale decreased $750,000 to $8.2 million at September 30, 1997 as a result of investment sales of $4.0 million and $750,000 in proceeds from maturing securities offset by $4.0 million in new purchases. These sales were from a medium term U.S. Government mutual fund while the new purchases were primarily in the same fund and to a lesser extent, in medium term U.S. Treasury notes.

Loans receivable increased to $75.1 million at September 30, 1997, a $7.8 million or 11.5% increase, as new loan originations of $16.0 million and loan purchases of $5.2 million exceeded loan repayments of $13.3 million. Loan purchases in the third quarter include $2.0 million in single family first mortgage loans located in southern Indiana and a $1.8 million equipment lease financing loan.

Total deposits at September 30, 1997 increased by $13.3 million or 22.10%, as deposit receipts of $111.0 million and interest credited of $1.7 million exceeded withdrawal activity of $99.3 million. This deposit gain was primarily attributable to a special rate 11 month, 17 month and 21 month certificate of deposit program.

Borrowed funds, which consist of FHLB of Indianapolis advances, increased $4.0 million to $13.5 million at September 30, 1997. The increase in borrowed funds was utilized to fund loan production during the period. The Company anticipated repaying $1.5 million of advances in October, 1997.

Stockholders' equity decreased $759,000 to $14.4 million at September 30, 1997 from $15.2 million at December 31, 1996. This decrease was primarily due to stock repurchase of $1.5 million and the declaration of dividends on common stock of $167,000, which was offset by net income of $770,000, an increase of $25,000 in the unrealized gain on securities available for sale and normal amortization of RRP and ESOP benefits of $112,000.

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

                Comparison of Operating Results for the Quarters
                       Ended September 30, 1997 and 1996.

Net Income. The Company's net income for the three months ended September 30, 1997 increased $302,000 to $290,000 as compared to $12,000 loss for the same period in 1996. This increase was due primarily to an increase in net interest income of $33,000, and an increase in non-interest income of $188,000 a decrease in the non-interest expense of $316,000, offset by an increase in loan loss provision of $15,000, and an increase in income taxes of $220,000.

Interest Income. Total interest income increased $311,000 or 20.2%, for the three months ended September 30, 1997 compared to the prior year's quarter. This increase is chiefly due to the higher volume of interest-earning assets of $13.2 million. This higher volume is due mostly to a higher volume of loans receivable which reflects the Company's aggressive lending efforts. During the quarter ended September 30, 1997, the average yield on interest-earning assets increased to 8.03% from 7.81% during the prior year's quarter. The increase in yield on average interest-earning assets was due primarily to a combination of a greater proportion of higher yielding assets and current market interest rates.

Interest Expense. Total interest expense increased $278,000 or 38% for the three months ended September 30, 1997 compared to the prior year's quarter. The increase was due primarily to a higher volume of both deposits and borrowings and a .37% increase in the average rate paid on deposits and borrowings.

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

A provision for loan losses of $15,000 was recorded during the three months ended September 30, 1997 while no provision was recorded in the comparable 1996 period. The increase in the provision for losses on loans was due to the continuing growth in loans receivables. The Bank will continue to review its allowance for loan losses and make future provisions as economic and regulatory conditions dictate. Although the Bank maintains its allowance for loan losses at a level that it considers to be adequate to provide for losses, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods.

Non-Interest Income. The Company's non-interest income increased $188,000 to $346,000 for the quarter ended September 30, 1997 compared to $158,000 for the same quarter a year ago. The increase was due primarily from gains on the sale of investment securities held for trade of $22,000, an increase in unrealized gain on the Company's trading portfolio of $152,000, an increase of $19,000 in commission income from the sale of various financial products by the Bank's wholly owned subsidiary, NIFCO, Inc. and a $30,000 increase in deposit related fees due in part to an increase in ATM usage fees, offset by a $47,000 decrease from gain on sale of investment securities available for sale.

Non-Interest Expense. The Company's non-interest expense decreased $316,000 to $695,000 for the quarter ended September 30, 1997 compared to $1.0 million for the same quarter a year ago. The decrease was primarily the result of a $390,000 charge, reflected in the 1996 period, for the special insurance assessment imposed by the FDIC to recapitalize the Savings Association Insurance Fund. As a result of the recapitalization of the SAIF, quarterly insurance premiums decreased by $71,000 as compared to the prior year period. This decrease in cost was partially offset by an increase in staffing costs of $59,000 due to normal salary and benefit increases and the expense recognition of the ESOP and RRP, and $32,000 in advertising costs associated with the marketing of the special certificate of deposit program and loan solicitations.

Provision for Income Taxes. The provision for income taxes increased $220,000 to $185,000 for the three months ended September 30, 1997 as compared to a tax benefit of $35,000 in the prior year quarter. This increase was attributable to pre-tax income in the 1997 quarter as compared to a pre-tax loss in the 1996 quarter.

              Comparison of Operating Results for the Nine Months
                        Ended September 30, 1997 and 1996

Net Income. The Company's net income for the nine months ended September 30, 1997 was $770,000 as compared to $269,000 for the same period in 1996 or an increase of $502,000. This increase was due primarily to an increase in net interest income of $342,000, an increase in non-interest income of $408,000 and a decrease in non-interest expense of $163,000, offset by an increase in the loan loss provision of $46,000 and an increase in income taxes of $365,000.

Interest Income. Total interest income for the nine month period ended September 30, 1997 increased $931,000, or 21.3%, as compared to the prior year period. The increase in interest income was primarily due to growth in interest- earning assets, mainly loans receivable, since the third quarter of 1996. Due to a high volume of loan originations during the last twelve months, the average balance of loans receivable was $12.8 million higher during the first nine months of 1997 as compared to the prior period in 1996. This increase in the balance of loans receivable caused interest income to increase by $834,000. Overall, average interest-earning assets in the first nine months of 1997 were $15.2 million higher than the first nine months of 1996. Increases in the remaining components of interest-earning assets helped fuel the increased interest income, but to a much lesser extent. The increase in the average balance of mortgage-backed securities and investment securities was $696,000 and $2.4 million respectively while the decrease in the average balance of interest-bearing deposits was $ 767,000 between the two periods. The primary funding for the growth in interest-earning assets came from increases in the interest-bearing liabilities. The volume changes in interest-earning assets resulted in substantially all of the increase in total interest income. During the nine months ended September 30, 1997, the average yield on interest-earning assets increased to 7.93% from 7.88% during the nine months ended September 30, 1996.

Interest Expense. Total interest expense for the nine month period ended September 30, 1997 increased $589,000, or 27.1%, as compared to the prior year period. The average balance of interest-bearing liabilities, primarily borrowed funds used to fund the Bank's loan originations, was $14.0 million higher during the first nine months of 1997, to $78.4 million, as compared to the prior year period. In addition, the average balance of deposit accounts increased by $4.9 million during the two periods as several new certificate promotions accounted for the increase. The volume changes in interest-bearing liabilities resulted in substantially all of the increase in total interest expense. The average cost of interest-bearing liabilities increased by 19 basis points to 4.70% for the first nine months of 1997 as compared to 4.51% for the 1996 period. The increase in the average cost of funds was due primarily to a higher proportion of borrowed funds to total interest-bearing liabilities and its effect on total interest expense was minimal.

Provision for Loan Losses. A provision for loan losses of $46,000 was recorded during the nine months ended September 30, 1997 while no provision was recorded in the comparable 1996 period. Management believes that the allowance for loan losses of $388,000 is adequate given the local economic conditions and the Bank's loan portfolio. The Bank will continue to review its allowance for loan losses and make future provisions as economic and regulatory conditions dictate. Although the Bank maintains its allowance for loan losses at a level that it considers to be adequate to provide for losses, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods.

Non-Interest Income. The Company's non-interest income was $779,000 for the nine months ended September 30, 1997 compared to $371,000 for the same period a year ago. The increase was due primarily from gains on the sale of investment securities held for trade of $36,000, an increase in unrealized gain on the Company's trading portfolio of $318,000, and a $53,000 increase in deposit related fees due to general increase in many service fee categories, offset by a $30,000 decrease from gain on sale of investment securities available for sale.

Non-Interest Expense. The Company's non-interest expense decreased $163,000 to $2.0 million for the nine months ended September 30, 1997 compared to $2.2 million for the same period a year ago. The decrease was primarily the result of a $390,000 charge, reflected in the 1996 period, for the special insurance assessment imposed by the FDIC to recapitalize the Savings Association Insurance Fund. As a result of the recapitalization of the SAIF, quarterly insurance premiums decreased by $71,000 as compared to the prior year. The decrease in costs was partially offset by increased staffing costs of $155,000 due to normal salary and benefit increases and the expense recognition of the ESOP and RRP, $50,000 of expenses relating to operations as a public company which did not occur in the prior year's period, $39,000 in advertising to market special certificate and loan products, and $35,000 of additional data processing costs associated with the servicing and maintenance of the new ATM machines and increased debit card activity.

Provision for Income Taxes. Tax expense for the nine months ended September 30, 1997 increased $365,000 to $485,000 compared to $120,000 for the comparable period in 1996. Income taxes increased primarily as a result of increased income before income taxes.

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

Federal regulations require the Bank to maintain minimum levels of liquid assets. The required percentage has varied from time to time based upon economic conditions and savings flows and is currently 5% of net withdrawable savings deposits and borrowings payable on demand or in one year or less during the preceding calendar month. Liquid assets for purposes of this ratio include cash, certain time deposits, U.S. Government, government agency and corporate securities and other obligations generally having remaining maturities of less than five years. The Bank has historically maintained its liquidity ratio for regulatory purposes at levels in excess of those required. At September 30, 1997, the Bank's liquidity ratio for regulatory purposes was 21.13%.

The Company's most liquid assets are cash and cash equivalents, which consist of interest-bearing deposits and short-term highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash. The level of these assets is dependent on the Company's operating, financing and investing activities during any given period. At September 30, 1997 and December 31, 1996 cash and cash equivalents totaled $11.2 million and $2.6 million respectively.

Liquidity management for the Company is both a daily and long-term function of the Company's management strategy. Excess funds are generally invested in short-term investments, such as overnight deposits. If the Company requires funds beyond its ability to generate them internally, additional funds are available through FHLB advances.

The Company anticipates that it will have sufficient funds available to meet current commitments. At September 30, 1997 the Company has outstanding loan commitments totaling $40,000 and unused lines of credit granted totaling $4.3 million.

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

At September 30, 1997, the Bank had core capital equal to $9.2 million, or 9.15% of adjusted total assets which was $6.2 million above the minimum leverage ratio requirement of 3% in effect on that date. The Bank had total capital of $9.6 million (including $9.2 million in core capital and $400,000 in qualifying supplementary capital) and risk-weighted assets of $52.9 million; or total risk-based capital of 18.1% of risk-weighted assets at September 30, 1997. This amount was $5.4 million above the 8% requirement in effect on that date.

                             Non-Performing Assets

         The following table sets forth the amounts and categories of non-performing assets in the Company's portfolio. Loans are reviewed monthly and any loan whose collectibility is doubtful is placed on non-accrual status. Loans are placed on non-accrual status when principal and interest is 90 days or more past due, unless, in the judgement of management, the loan is well collateralized and in the process of collection. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. Restructured loans include troubled debt restructuring (which involved forgiving a portion of interest or principal on any loans or making loans at a rate materially less than the market rate). At September 30, 1997, the Company had no restructured loans.

                                                   September 30           December 31,
                                                       1997                  1996
                                                       ----                  ----
 Non- accruing loans:
     One to four family .............                   194                   302
     Multi- family ..................                   --                    --
     Non- residential ...............                   --                    --
     Construction ...................                   --                    --
     Consumer .......................                     8                     3
                                                       ----                  ----

Total ...............................                   202                   305
                                                       ----                  ----

Foreclosed assets:
     One to four family .............                   126                   --
     Multi-family ...................                   --                    --
     Non-residential ................                   --                    --
     Construction ...................                   --                    --
     Consumer .......................                   --                    --
                                                       ----                  ----

Total ...............................                   126                   --
                                                       ----                  ----

Total non- performing assets ........                   328                   305
                                                       ====                  ====

Total as a percentage of total assets                  0.32%                 0.35%
                                                       ====                  ====

For the nine months period ended September 30, 1997, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $5,000.

In addition to the non-performing assets set forth in the table above, as of September 30, 1997, there were no loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non- performing asset categories.

Management has considered the Company's non-performing and "of concern" assets in establishing its allowance for loan losses.

                               Recent Developments

The Company declared a cash dividend of $.07 per share, payable on November 28, 1997 to shareholders of record on November 14, 1997.

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



DATE: October 29, 1997

                               BY:  /s/Clement B. Knapp, Jr.
                                    ------------------------
                                    Clement B. Knapp, Jr.
                                    President and Chief Executive Officer
                                    (Duly Authorized Representative)




                               BY:  /s/Daniel T. Poludniak
                                    -----------------------
                                    Daniel T. Poludniak
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer

                               INDEX TO EXHIBITS


Exhibit No.

  11              Statement re: Computation of Earnings Per Share

  27              Financial Data Schedule