Form 10KSB
period 1997-12-31
AMB FINANCIAL CORP
filed 1998-03-30
CIK 915393

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997

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

         Check whether the Issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES [X] NO [ ]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The Issuer had $8.3 million in gross income for the year ended December 31, 1997.

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and asked price of such stock as of December 31, 1997 was $12.1 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

                       DOCUMENTS INCORPORATED BY REFERENCE

         PARTS II and IV of Form  10-KSB--1997  Annual  Report to  Stockholders.
         PART III of Form 10-KSB--Proxy Statement for the 1998 Annual Meeting of Stockholders.

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

         American   Savings  has  been,   and  intends  to  continue  to  be,  a
community-based   financial  institution  that  offers  a  variety  of  selected financial services to meet the needs of the community it serves. The Bank attracts deposits from the general public and uses such deposits to originate one-to four-family residential mortgage and, to a lesser extent, non-residential, multi-family real estate, commercial business, consumer and land loans in its primary market area. The Bank also invests in mortgage-backed securities, investment securities consisting primarily of U.S. government obligations and various types of short-term liquid assets. See "--Lending Activities" and "--Investment Activities."

         American Savings serves the financial needs of families and local businesses in its primary market area, northwest Lake County, Indiana, through its main office located in Munster, Indiana and three branch offices located in the communities of Dyer, East Chicago and Hammond, Indiana. Its deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC"). At December 31, 1997, the Company had total assets of $99.8 million, deposits of $71.7 million and stockholders' equity of $14.8 million (or 14.80% of total assets).

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

                                                                            December 31,
                                        ----------------------------------------------------------------------------------
                                               1997                  1996                   1995                1994
                                        -----------------------------------------------------------------------------------
                                         Amount    Percent     Amount     Percent   Amount     Percent    Amount    Percent
                                         ------    -------     ------     -------   ------     -------    ------    -------
                                                                      (Dollars in Thousands)
Real Estate Loans:
 One- to four-family...............     $51,567     64.71%    $43,669      63.41%   $38,056      68.60%   $37,050     69.02%
 Multi-family......................       4,010      5.03       3,259       4.73      3,419       6.16      3,445      6.42
 Non-residential...................       9,315     11.69       8,806      12.79      4,146       7.47      3,971      7.40
 Construction......................       4,450      5.59       4,406       6.40      3,194       5.76      3,580      6.67
 Land..............................         325       .41         217        .32        223        .40        736      1.37
                                        -------    ------     -------     ------    -------    -------     ------    ------
     Total real estate loans.......      69,667     87.43      60,357      87.65     49,038      88.39     48,782     90.88
                                         ------   -------    --------    -------    -------    -------     ------    ------

Other Loans:
 Consumer Loans:
  Deposit account..................         165       .21         185        .27        223        .40        263       .49
  Student..........................           3       ---           3        .01          4        .01          5       .01
  Home improvement.................          11       .01          15        .01         12        .01         21       .04
  Line of credit...................       3,259      4.09       2,968       4.31      2,745       4.96      2,873      5.35
  Other ...........................       1,666      2.09       1,818       2.64      1,037      1.87         824      1.54
                                        -------    ------     -------     ------    -------    -------     ------    ------
     Total consumer loans..........       5,104      6.40       4,989       7.24      4,021      7.25       3,986      7.43
                                        -------    ------     -------     ------    -------    -------     ------    ------
 Commercial business loans.........       4,916      6.17       3,519       5.11      2,420      4.36         905      1.69
                                        -------    ------     -------     ------    -------    -------     ------    ------

     Total loans receivable........      79,687    100.00%     68,865     100.00%    55,479    100.00%     53,673    100.00%
                                                   ======                 ======               ======                ======

Less:
 Loans in process..................       1,975                   910                   268                 1,245
 Deferred fees and discounts.......         209                   234                   213                   248
 Allowance for losses..............         410                   355                   359                   331
                                        -------               -------               -------               -------
 Total loans receivable, net.......     $77,093               $67,366               $54,639               $51,849
                                        =======               =======               =======               =======


                                                     December 31,
                                                ---------------------
                                                         1993
                                                ---------------------
                                                Amount        Percent
Real Estate Loans:
 One- to four-family...............             $35,202        71.64%
 Multi-family......................               2,877         5.85
 Non-residential...................               3,726         7.58
 Construction......................               1,161         2.36
 Land..............................                 493         1.00
                                                -------        -----
     Total real estate loans.......              43,459        88.43
                                                -------        -----

Other Loans:
 Consumer Loans:
  Deposit account..................                 111          .23
  Student..........................                  16          .03
  Home improvement.................                  62          .13
  Line of credit...................               2,642         5.38
  Other ...........................                 639         1.30
                                                -------        -----
     Total consumer loans..........               3,470         7.07
                                                -------        -----
 Commercial business loans.........               2,211         4.50
                                                -------        -----

     Total loans receivable........              49,140       100.00%
                                                              ======

Less:
 Loans in process..................                  14
 Deferred fees and discounts.......                 233
 Allowance for losses..............                 291
                                               --------
 Total loans receivable, net.......            $ 48,602
                                               ========

         The following table shows the composition of the Bank's loan portfolios by fixed- and adjustable-rate at the dates indicated.

                                                                          December 31, 1997
                                      ---------------------------------------------------------------------------------------
                                               1997                   1996                1995                    1994
                                      ---------------------------------------------------------------------------------------
                                       Amount     Percent    Amount      Percent    Amount     Percent     Amount     Percent
                                       ------     -------    ------      -------    ------     -------     ------     -------
                                                                    (Dollars in Thousands)
Fixed-Rate Loans:
 Real estate:
  One- to four-family...............   $38,967      48.90%   $33,248      48.28%   $30,512       55.00%   $30,657      57.12%
  Multi-family......................     1,847       2.32      1,999       2.90      2,102        3.79      2,220       4.14
  Non-residential...................     3,364       4.22      2,917       4.24      2,021        3.64      2,168       4.04
  Construction......................     2,893       3.63        ---      ---          ---         ---        ---        ---
  Land..............................       211        .27        ---      ---          ---         ---        ---        ---
                                       -------     ------    -------     ------   --------      ------    -------     ------
     Total real estate loans........    47,282      59.34     38,164      55.42     34,635       62.43     35,045      65.30
                                       -------     ------    -------     ------   --------      ------    -------     ------
 Consumer...........................     1,845       2.31      1,588       2.31      1,272        2.29      1,108       2.06
 Commercial business................     3,828       4.80      3,252       4.72      2,089        3.76        644       1.20
                                        -------     ------    -------     ------   --------      ------    -------     -----
    Total fixed-rate loans.........     52,955      66.45     43,004      62.45     37,996       68.48     36,797      68.56
                                       -------     ------    -------     ------   --------      ------    -------     ------
Adjustable-Rate Loans:
 Real estate:
  One- to four-family...............    12,600      15.81     10,421      15.13      7,544       13.60      6,393      11.91
  Multi-family......................     2,163       2.71      1,260       1.83      1,317        2.37      1,225       2.28
  Non-residential...................     5,951       7.47      5,889       8.55      2,125        3.83      1,803       3.36
  Construction......................     1,557       1.96      4,406       6.40      3,194        5.76      3,580       6.67
  Land .............................       114        .14        217        .32        223         .40        736       1.37
                                       -------     ------   --------     ------ ----------      ------  ---------    -------
     Total real estate loans........    22,385      28.09     22,193      32.23     14,403       25.96     13,737      25.59
                                       -------     ------    -------     ------   --------      ------    -------     ------
 Consumer...........................     3,259       4.09      3,401       4.93      2,749        4.96      2,878       5.36
 Commercial business................     1,088       1.37        267        .39        331         .60        261        .49
                                       -------     ------    -------     ------   --------      ------    -------     ------
     Total adjustable-rate loans....    26,732      33.55     25,861      37.55     17,483       31.52     16,876      31.44
                                       -------     ------    -------     ------   --------      ------    -------     ------

     Total loans receivable.........    79,687     100.00%    68,865     100.00%    55,479      100.00%   53,673     100.00%
                                                   ======                ======                 ======               ======

Less:
 Loans in process...................     1,975                   910                   268                  1,245
 Deferred fees and discounts........       209                   234                   213                    248
 Allowance for loan losses..........       410                   355                   359                    331
                                       -------               -------               -------                -------
    Total loans receivable, net.....   $77,093               $67,366               $54,639                $51,849
                                       =======               =======               =======                =======

                                            December 31, 1997
                                         ---------------------
                                                  1993
                                         ---------------------
                                           Amount      Percent
                                           ------      -------
Fixed-Rate Loans:
 Real estate:
  One- to four-family...............      $26,563      54.06%
  Multi-family......................        2,284       4.65
  Non-residential...................        2,177       4.43
  Construction......................          ---        ---
  Land..............................          ---        ---
                                          -------     ------
     Total real estate loans........       31,024      63.14
                                          -------     ------
 Consumer...........................          812       1.65
 Commercial business................          959       1.95
                                           -------     ------
    Total fixed-rate loans.........        32,795      66.74
                                          -------     ------
Adjustable-Rate Loans:
 Real estate:
  One- to four-family...............        8,639      17.58
  Multi-family......................          593       1.21
  Non-residential...................        1,549       3.15
  Construction......................        1,161       2.36
  Land .............................          493       1.00
                                          -------    -------
     Total real estate loans........       12,435      25.30
                                          -------     ------
 Consumer...........................        2,658       5.41
 Commercial business................        1,252       2.55
                                          -------     ------
     Total adjustable-rate loans....       16,345      33.26
                                          -------     ------

     Total loans receivable.........      49,140     100.00%
                                                     ======

Less:
 Loans in process...................           14
 Deferred fees and discounts........          233
 Allowance for loan losses..........          291
                                          --------
    Total loans receivable, net.....      $48,602
                                          =======

         The following table illustrates the interest rate sensitivity of the Bank's loan portfolio at December 31, 1997. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract requires the final payment to be made, without regard to interest rate adjustments. The table does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                                         Real Estate
                           ----------------------------------------------------------------------
                                                      Multi-family and
                             One- to Four-Family      Non-residential           Construction              Land
                           ------------------------  -------------------   ----------------------   ------------------
                                          Weighted              Weighted                Weighted              Weighted
                                          Average               Average                 Average               Average
                              Amount        Rate      Amount      Rate       Amount       Rate      Amount      Rate
                              ------        ----      ------      ----       ------       ----      ------      ----
                                                          (Dollars in Thousands)
 Due During
Period Ending December 31,

1998 .............           $ 1,092        9.06%    $ 1,905       9.03 %    $ 3,423       8.37%   $  114      10.00%
1999 to 2000 .....             1,967        8.34         984       9.35        1,000       9.25        23       8.00
2001 and 2002 ....             4,117        8.07       1,243       8.76           --         --        32       8.00
2003 to 2007 .....            14,239        7.40       1,375       9.49           27       8.63       122       8.35
2008 to 2017 .....            13,858        7.59       5,930       9.08           --         --        34       8.75
2018 and following            16,294        7.56       1,888       8.49           --         --        --        --

   Total .........           $51,567        7.63%    $13,325       9.02%      $ 4,450      8.57%   $  325       8.91%


                                                           Commercial
                                    Consumer               Business                Total
                              --------------------    -------------------   ---------------------
                                          Weighted               Weighted               Weighted
                                          Average                Average                Average
                                Amount      Rate       Amount      Rate       Amount      Rate
                                ------      ----       ------      ----       ------      ----
 Due During
Period Ending December 31,
1998 .............            $ 3,760      10.3%     $ 1,531       7.99%    $ 11,825      9.12%
1999 to 2000 .....                907      8.17        2,903       7.93        7,784      8.41
2001 and 2002 ....                437      7.95          482       9.40        6,311      8.30
2003 to 2007 .....                 --        --           --         --       15,763      7.59
2008 to 2017 .....                 --        --           --         --       19,822      8.04
2018 and following                 --        --           --         --       18,182      7.66

   Total .........            $ 5,104      9.72%      $ 4,916      8.09%    $ 79,687      8.08%

         The total amount of loans due after December 31, 1998 which have predetermined interest rates is $47.4 million, while the total amount of loans due after such dates which have floating or adjustable interest rates is $20.5 million.

         Under federal law, the aggregate amount of loans that the Bank is permitted to make to any one borrower is generally limited to 15% of unimpaired capital and surplus (25% if the security for such loan has a "readily ascertainable" value or 30% for certain residential development loans). At December 31, 1997, based on the above, the Bank's regulatory loan-to-one borrower limit was approximately $1.4 million. On the same date, the Bank had no borrowers with outstanding balances in excess of this amount. As of December 31, 1997, the largest dollar amount of indebtedness to one borrower or group of related borrowers was $898,000 in loans secured by non-residential property. Such loans are performing in accordance with their terms.

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

One- to Four-Family Residential Real Estate Lending

         The cornerstone of the Bank's lending program has long been the origination of long-term permanent loans secured by mortgages on owner-occupied one- to four-family residences. At December 31, 1997, $51.6 million, or 64.71% of the Bank's loan portfolio consisted of permanent loans on one- to four-family residences. At that date, the average outstanding residential loan balance was $60,100 and the largest outstanding residential loan had a principal balance of $610,000. Virtually all of the residential loans originated by American Savings are secured by properties located in the Bank's market area. See "- Originations, Sales and Purchases of Loans."

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

         All ARMs and balloon loans originated by the Bank are retained and serviced by it. At December 31, 1997, the Bank had $19.7 million of fixed-rate residential loans with less than 10 years to maturity, $13.1 million of fixed-rate residential loans with maturities between 10 and 20 years and $6.2 million of fixed-rate residential loans with maturities in excess of 21 years in its portfolio. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -Asset/Liability Management" in the Company's Annual Report to Stockholders filed as Exhibit 13 hereto (the "Annual Report").

         The Bank has offered ARM loans at rates, terms and points determined in accordance with market and competitive factors. The Bank's current one- to four-family residential ARMs are fully amortizing loans with contractual maturities of up to 30 years. The interest rates on the ARMs originated by American Savings are generally subject to adjustment at three-year intervals based on a margin over the Three Year Treasury Securities Constant Maturity
Index. Decreases or increases in the interest rate of the Bank's ARMs are generally limited to 5% above or below the initial interest rate over the life of the loan. The Bank's ARMs are not convertible into fixed-rate loans, do not contain prepayment penalties and do not produce negative amortization. ARM loans may be assumed provided home buyers meet the Bank's underwriting standards and the applicable fees are paid. At December 31, 1997, the total balance of one- to four-family ARMs was $12.6 million.

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

         As of December 31, 1997, the Bank had 21 one- to four-family residential mortgage loans having an aggregate balance of $6.0 million with current balances in excess of the current FHLMC maximum, $227,500 ("jumbo loans"). The Bank's delinquency experience on its jumbo residential loans has been similar to its experience on its other residential loans.

         The Bank's residential mortgage loans customarily include due-on-sale clauses giving the Bank the right to declare the loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the property subject to the mortgage and the loan is not repaid.

Multi-Family and Non-Residential Real Estate Lending

         The Bank has long made permanent multi-family and non-residential real estate loans in its primary market area. However, the Bank has increased these portfolios in recent years in accordance with its asset/liability management policy. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management" in the Annual Report. At December 31, 1997, the Bank had $13.3 million in multi-family and non-residential real estate loans, representing 16.72% of the Bank's gross loan portfolio.

         The Bank's multi-family loan portfolio includes loans secured by five or more unit residential buildings located primarily in the Bank's primary market area. The Bank's non-residential real estate loan portfolio consists of loans on a variety of non-residential properties including retail facilities, small office buildings and motel/hotels. During 1997, an additional participation in an apartment complex located in Hobart, Indiana accounted for a loan of $491,000.

         The Bank has originated and purchased both adjustable- and fixed-rate multi-family and non-residential real estate loans, although most current originations have adjustable rates. Rates on the Bank's adjustable-rate multi-family and non-residential real estate loans generally adjust in a manner consistent with the Bank's one- to four-family residential ARMs. Multi-family and non-residential real estate loans are generally underwritten in amounts of up to 80% of the appraised value of the underlying property.

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

         The table below sets forth by type of security property the estimated number, loan amount and outstanding balance of American Savings' multi-family and non-residential real estate loans at December 31, 1997.

                                                                               Outstanding
                                  Number of              Original               Principal
                                    Loans               Loan Amount              Balance
                                    -----               -----------              -------
                                                    Dollars in Thousands)

Multi-family...................       17                 $ 5,248                 $ 4,010
Office.........................        7                   1,586                   1,497
Retail.........................        2                     405                     379
Commercial building............        1                     600                     512
Auto service/repair............        1                     290                     249
Restaurants....................        3                     670                     440
Hotel..........................        6                   4,103                   3,958
Nursing home...................        1                     500                     497
Other..........................       16                   1,992                   1,783
                                    ----                  ------                  ------

   Total.......................       54                 $15,394                 $13,325
                                    ====                 =======                 =======


         At December 31, 1997, the Bank's largest multi-family and largest non-residential real estate loans totaled $516,000 and $1.1 million, respectively. As of December 31, 1997 none of these loans were 60 days or more delinquent and were otherwise performing in accordance with their terms.

         Multi-family and non-residential real estate loans generally present a higher level of risk than loans secured by one- to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family residential and non-residential real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower's ability to repay the loan may be impaired. At December 31, 1997, the Bank had no multi-family loans which were 90 days or more delinquent.

Construction Lending

         The Bank makes construction loans to individuals for the construction of their primary or secondary residences and loans to builders or developers for the construction of single-family and multi-family properties. Loans to individuals for the construction of their residences typically run for six months. The borrower pays interest only during the construction period. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans. At December 31, 1997, the Bank had nine construction loans with outstanding aggregate balances of $1.8 million (including an additional $518,000 in undisbursed loan proceeds) secured by one- to four- family residential property to borrowers intending to live in the properties upon completion of construction. Subject to future market conditions, the Bank intends to continue its construction lending activities to persons intending to be owner occupants.

         The Bank makes loans to builders and developers to finance the construction of residential property. Such loans generally have adjustable interest rates based upon prime with terms from six months to one year. The proceeds of the loan are advanced during construction based upon the percentage of completion as determined by an independent inspector. The loan amount normally does not exceed 80% of projected completed value for homes that have been pre-sold to the ultimate occupant. For loans to builders for the construction of homes not yet pre-sold, which may carry a higher risk, the loan-to value ratio is generally limited to 75%. Whether the Bank is willing to provide permanent takeout financing to the purchaser of the home is determined independently of the construction loan by separate underwriting.

         At, December 31, 1997, the Bank had seven construction loans with outstanding aggregate balances of $1.7 million (including an additional $624,000 in undisbursed loan proceeds) secured by one- to four-family residential property built on speculation.

         The Bank also provides construction financing on multi-family housing. However, there were no loans of this type outstanding as of December 31, 1997. Additionally, the Bank does on occasion participate with other lenders in loans to developers and builders to finance family housing construction. At December 31, 1997, the Bank was involved in one participation construction loan with an outstanding aggregate balance of $1.0 million (including an additional $728,000 in undisbursed loan proceeds).

         Construction lending generally affords the Bank an opportunity to receive interest at rates higher than those obtainable from residential lending and to receive higher origination and other loan fees. In addition, such loans are generally made for relatively short terms. Nevertheless, construction lending to persons other than owner-occupants is generally considered to involve a higher level of credit risk than one- to four-family residential lending due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on construction projects, real estate developers and managers. In addition, the nature of these loans is such that they are more difficult to evaluate and monitor. The Bank's risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value upon completion of the project and the estimated cost (including interest) of the project. If the estimate of value proves to be inaccurate, the Bank may be confronted, at or prior to the maturity of the loan, with a project with a value which is insufficient to assure full repayment and/or the possibility of having to make substantial investments to complete and sell the project. Because defaults in repayment may not occur during the construction period, it may be difficult to identify problem loans at an early stage. When loan payments become due, the cash flow from the property may not be adequate to service the debt. In such cases, the Bank may be required to modify the terms of the loan. The Bank had no non-performing construction loans outstanding as of December 31, 1997.

Land Lending

         Land loans, which include vacant land and developed lots, are made to various builders and developers with whom the Bank has had long-standing relationships. All of such loans are secured by land zoned for residential developments and located within the Bank's market area. Disbursements related to acquisition and development land loans are typically based on the construction cost estimate of an independent architect or engineer who inspects the project in connection with significant disbursement requests. At December 31, 1997, the Bank had $325,000 in loans secured by land, or .41% of its entire gross loan portfolio.

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

         As of  December  31,  1997,  the Bank has not  experienced  significant
losses  in  connection   with  its  land   lending.   See   "Delinquencies   and
Non-Performing Assets."

Consumer Lending

         Management believes that offering consumer loan products helps to expand the Bank's customer base and to create stronger ties to its existing customer base. In addition, because consumer loans generally have shorter terms to maturity and carry higher rates of interest than do residential mortgage loans, they can be valuable asset/liability management tools. The Bank currently originates substantially all of its consumer loans in its market area. At December 31, 1997, the Bank's consumer loans totaled $5.1 million or 6.40% of the Bank's gross loan portfolio.

         American Savings offers a variety of secured consumer loans, including home equity lines of credit, home improvement loans, loans secured by savings deposits and automobile loans. Although the Bank primarily originates consumer loans secured by real estate, deposits or other collateral, the Bank also, on occasion, makes unsecured personal loans.

         The Bank's home equity loans are generally limited to $100,000. The Bank uses the same underwriting standards for home equity lines of credit as it uses for one- to four-family residential mortgage loans. The Bank's home equity lines of credit are originated in amounts which, together with the amount of the first mortgage, generally do not exceed 80% of the appraised value of the property securing the loan. The interest rate for all home equity loans floats at a stated margin over the prime rate. At December 31, 1997, the Bank had $3.3 million of home equity lines of credit and an additional $2.4 million of additional funds committed, but undrawn, under such lines.

         The Bank also offers a Visa credit card program. At December 31, 1997, approximately 360 credit cards had been issued, with an aggregate outstanding loan balance of $405,000 and unused credit available of $650,000. The Bank presently charges no annual membership fee and a fixed annual rate of interest on these credit cards.

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

         In April 1996, the Bank purchased 151 individual consumer orthodontist loans for a purchase price of $503,000. As of December 31, 1997, the outstanding balance on those loans was $147,000.

         Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral for defaulted consumer loans may not provide adequate sources of repayment for the outstanding loan balances as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At December 31, 1997, $47,000, or approximately .92% of the consumer loan portfolio, was 60 days or more delinquent. There can be no assurance that delinquencies will not increase in the future.

Commercial Business Lending

         In order to increase the yield and interest rate sensitivity of its loan portfolio and in order to satisfy the demand for financial services available to individuals and businesses in its primary market area, the Bank maintains a portfolio of commercial business loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are generally of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself (which, in turn, may be dependent upon the general economic environment). During the past five years, the Bank has originated and purchased commercial business loans to businesses such as small retail operations, small manufacturing concerns and professional firms. The Bank's commercial business loans almost always include personal guarantees and are usually, but not always, secured by business assets, such as accounts receivable, equipment, inventory and real estate. However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

         Most of the Bank's commercial business loans have terms ranging from six months to five years and carry adjustable interest rates. The underwriting process for commercial business loans generally includes consideration of the borrower's financial statements, tax returns, projections of future business operations and inspection of the subject collateral, if any.

         In August 1995, the Bank purchased seasoned commercial leases for a purchase price of $2.0 million covering manufacturing equipment for the embroidery of garments. As of December 31, 1997, the outstanding balance on these leases was $649,000. In November 1996, the Bank purchased a second package of similar type leases for a purchase price of $2.1 million covering similar equipment. The outstanding balance on these leases was $1.1 million as of December 31, 1997. In August, 1997, the Bank purchased another package of similar type leases for a purchase price of $1.8 million. As of December 31, 1997, the outstanding balance on these leases was $1.6 million. In general, the leases are full-payout finance leases in which the lease payments effectively repay the lessor for the purchase price of the equipment, plus an acceptable yield. The leases were purchased from another financial institution with expertise in originating and acquiring such leases. The other institution continues to service the leases for American Savings and provides limited recourse in the event of a default by the lessor. The Bank purchased these leases because they were available at relatively high yields at a time when investment alternatives were generating much lower yields and because they had relatively short terms, consistent with the Bank's asset/liability management strategy. Although, like other commercial business financings, commercial leases involve higher risk than residential mortgage loans, management believes that these purchases are prudent in furtherance of the Bank's lending strategy and in light of the higher yields, personal guarantees on most of the leases and the limited additional credit recourse provided by the seller. These leases are classified as loans for financial statement purposes. As of December 31, 1997, all of such leases were performing in accordance with their terms.

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

         From time to time the Bank sells long-term fixed-rate loans pursuant to forward commitments. To date, most of the Bank's loan sales have been made on a servicing released basis. At December 31, 1997, approximately $13.6 million of American Savings' loan portfolio was serviced by others and American Savings serviced no loans for others.

         In periods of rising interest rates, the Bank's ability to originate large dollar volumes of real estate loans may be substantially reduced or restricted, with a resultant decrease in related fee income and operating earnings. In addition, the Bank's ability to sell loans may substantially decrease if potential buyers reduce their purchasing activities.

         The following table shows the loan origination, purchase, sale and repayment activities of the Bank for the periods indicated.

                                                          Year Ended December 31,
                                                 ------------------------------------
                                                    1997          1996         1995
                                                 --------      --------      --------
Originations by type:
 Adjustable rate:
  Real estate - one- to four-family ........     $  3,444      $  4,027      $  3,899
                - multi-family .............         --            --            --
                - non-residential ..........        1,014         2,880         1,359
                - construction .............          772         2,778         1,400
                - land .....................         --            --             136
  Non-real estate - consumer ...............        3,565         4,485         2,944
                     - commercial business .          677           158           103
                                                 --------      --------      --------
         Total adjustable-rate .............        9,472        14,328         9,841
                                                 --------      --------      --------
 Fixed rate:
  Real estate - one- to four-family ........        7,096         8,219         2,588
                - multi-family .............           35           101           377
                - non-residential ..........          160            17            96
                - construction .............        2,707          --            --
                - land .....................          192          --            --
  Non-real estate - consumer ...............        1,543           793         1,041
                     - commercial business .          531            85          --
                                                 --------      --------      --------
         Total fixed-rate ..................       12,264         9,215         4,102
                                                 --------      --------      --------
         Total loans originated ............       21,736        23,543        13,943
                                                 --------      --------      --------

Purchases:

  Real estate - one- to four-family ........        3,797          --             524
                - multi-family .............          491          --             653
                - non-residential ..........          500         2,079          --
                - construction .............          272          --             250
  Non-real estate - consumer ...............         --             503          --
                     - commercial business .        1,813         2,066         2,013
                                                 --------      --------      --------
         Total loans purchased .............        6,873         4,648         3,440
                                                 --------      --------      --------

         Total loans sold ..................         --            --            --
  Principal repayments .....................       18,851        14,801        15,518
                                                 --------      --------      --------
         Total reductions ..................        9,758        14,801        15,518
Increase (decrease) in other items, net ....          (31)         (663)          925
                                                 --------      --------      --------
         Net increase ......................     $  9,727      $ 12,727      $  2,790
                                                 ========      ========      ========

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

         Loan Delinquencies. The following table sets forth the Bank's loan delinquencies by type, by amount and by percentage of type at December 31, 1997.

                                                     Loans Delinquent For:
                             -----------------------------------------------------------------
                                       60-89 Days                      90 Days and Over             Total Delinquent Loans
                                       ----------                      ----------------              ----------------------
                                                    Percent                            Percent                          Percent
                                                    of Loan                            of Loan                          of Loan
                             Number     Amount     Category     Number     Amount     Category     Number   Amount     Category
                             ------     ------     --------     ------     ------     --------     ------   ------     --------
                                                                     (Dollars in Thousands)
Real Estate:
  One- to four-family          6        $467          .91%         5        $263       .51%          10       $730      1.42%
  Multi-family ......         --          --           --         --          --        --           --         --        --
  Non-residential ...          1          17          .18         --          --        --            1         17       .18
  Construction ......         --          --           --         --          --        --           --         --        --
  Land ..............         --          --           --         --          --        --           --         --        --
Consumer ............          2           2          .04          4          45       .88            6         47       .92
Commercial business .         --          --           --         --          --        --           --         --        --
                              --        ----          ---         --        ----       ---           --       ----      ----

     Total ..........          8        $486          .61%         9        $308       .39%          17       $794      1.00%
                              ==        ====          ===         ==        ====       ===           ==       ====      ====

         Classification of Assets. Federal regulations require that each savings institution classify its own assets on a regular basis. In addition, in connection with examinations of savings institutions, OTS and FDIC examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: Substandard, Doubtful and Loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the savings institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of Substandard assets, with the additional characteristics that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified Loss is considered uncollectible and of such little value that continuance as an asset on the balance sheet of the institution is not warranted. The regulations have also created a Special Mention category, consisting of assets which do not currently expose a savings institution to a sufficient degree of risk to warrant classification, but do which possess credit deficiencies or potential weaknesses deserving management's close attention. As of December 31, 1997, the Bank had not designated any assets as special mention. Assets classified as Substandard or Doubtful require the institution to establish prudent general allowances for loan losses. If an asset or portion thereof is classified as Loss, the institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified Loss, or charge off such amount. If an institution does not agree with an examiner's classification of an asset, it may appeal this determination to the District Director of the OTS. On the basis of management's review of its assets, at December 31, 1997, the Bank had classified a total of $335,000 of its loans and other assets of concern, as follows:

                                      One- to Four-
                                          Family        Multi-family        Consumer           Total
                                     ---------------    ------------       ---------         -------
                                                                 (In Thousands)

Substandard.........................       $290            $ ---              $ 45             $335
Doubtful............................        ---              ---               ---              ---
Loss................................        ---              ---               ---              ---
                                           ----            -----              ----             ----
                                           $290            $ ---              $ 45             $335
                                           ====            =====              ====             ====


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

                                                                 December 31,
                                               -----------------------------------------------

                                               1997       1996      1995      1994       1993
                                               ----       ----      ----      ----       ----
                                                                (Dollars in Thousands)
Non-accruing loans:
  One- to four-family .....................     $263      $269      $318      $344      $206
  Multi-family ............................      --        --        --        --        --
  Non-residential .........................      --        --        --        --         60
  Construction ............................      --        --        --        109       242
  Consumer ................................       45        36        51        47        40
  Commercial business .....................      --        --        --        --         10
                                                ----      ----      ----      ----      ----
     Total ................................      308       305       369       500       550
                                                ----      ----      ----      ----      ----

Accruing loans delinquent more than 90 days      --        --        --        --        --
                                                ----      ----      ----      ----      ----

Foreclosed assets:
  One- to four-family .....................       27       --        --        --         12
  Multi-family ............................      --        --        --        --        --
  Non-residential .........................      --        --        --        --        --
  Construction ............................      --        --        --        --        --
  Consumer ................................      --        --        --        --        --
  Commercial business .....................      --        --        --        --        --
                                                ----      ----      ----      ----      ----
     Total ................................       27       --        --        --         12
                                                ----      ----      ----      ----      ----

Total non-performing assets ...............     $335      $305      $369      $500      $570
                                                ====      ====      ====      ====      ====
Total as a percentage of total assets .....      .34%      .35%      .53%      .76%      .88%
                                                ====      ====      ====      ====      ====

         For the year ended December 31, 1997, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $12,000.

         At December 31, 1997, there were no other loans not included on the table or discussed above where known information about the possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

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

         As of December 31, 1997, the Bank's allowance for loan losses as a percentage of loans and as a percentage of non-performing loans amounted to .52% and 133.12%, respectively. In light of the level of non-performing assets to total assets and the nature of these assets, management believes that the allowance for loan losses is adequate. While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments to the allowance for loan losses, and net earnings could be significantly affected, if circumstances differ substantially from the assumptions used in making the final determination.

         The following table sets forth an analysis of the Bank's allowance for loan losses.

                                                     Year Ended December 31
                                         -------------------------------------------
                                         1997      1996      1995      1994      1993
                                         ----      ----      ----      ----      ----
                                                      (Dollars in Thousands)
Balance at beginning of period .....     $355      $360      $331      $291      $439

Charge-offs:
  One- to four-family ..............      --        --        --          2       --
  Multi-family .....................      --        --        --        --        131
  Non-residential ..................      --        --        --        --        264
  Construction .....................      --        --        --        --        --
  Consumer .........................       33         5        10         5        13
  Commercial business ..............      --        --        --         15        69
                                         ----      ----      ----      ----      ----
         Total charge-offs .........       33         5        10        22       477
                                         ----      ----      ----      ----      ----

Recoveries:
  One- to four-family ..............      --        --        --        --        --
  Multi-family .....................      --        --        --        --        --
  Non-residential ..................      --        --        --        --        154
  Construction .....................      --        --        --        --        --
  Consumer .........................       14       --        --        --          5
  Commercial business ..............      --        --        --        --        --
                                         ----      ----      ----      ----      ----
        Total recoveries ...........       14       --        --        --        159
                                         ----      ----      ----      ----      ----

Net charge-offs ....................       19         5        10        22       318
Additions charged to operations ....       74       --         39        62       170
                                         ----      ----      ----      ----      ----
Balance at end of period ...........     $410      $355      $360      $331      $291
                                         ====      ====      ====      ====      ====

Ratio of net charge-offs during the
 period to average loans outstanding
during the period ..................      .03%      .01%      .02%      .06%      .66%
                                         ====      ====      ====      ====      ====

Ratio of net charge-offs during the
 period to average non-performing
 assets ............................     4.15%     1.48%     2.30%     3.96%     60.80%
                                         ====      ====      ====      ====      ====

         The distribution of the Bank's allowance for losses on loans at the dates indicated is summarized as follows:

                                                                        December 31,
                          --------------------------------------------------------------------------------------------------------
                                        1997                               1996                                1995
                          ---------------------------------   ---------------------------------   --------------------------------
                                                   Percent                            Percent                             Percent
                                                  of Loans                            of Loans                           of Loans
                                       Loan        in Each                Loan         in Each                  Loan       in Each
                          Amount of   Amounts      Category   Amount of   Amounts     Category     Amount of   Amounts    Category
                          Loan Loss     by         to Total   Loan Loss     by         to Total    Loan Loss     by       to Total
                          Allowance  Category        Loans    Allowance  Category        Loans    Allowance   Category      Loans
                          ---------  --------        -----    ---------  --------        -----    ---------   --------      -----
                                                                   (Dollars In Thousands)
One- to four-family .     $    95     $49,820         62.52%  $    89     $43,669         63.41%  $    93     $38,056       68.60%
Multi-family ........          12       4,010          5.03        10       3,259          4.73        10       3,419        6.16
Non-residential .....          36      12,062         15.14        26       8,806         12.79        13       4,146        7.47
Construction and land          19       3,775          4.74        23       4,623          6.72        17       3,417        6.16
Consumer ............          45       5,104          6.40        45       4,989          7.24        23       4,021        7.25
Commercial business .          49       4,916          6.17        35       3,519          5.11        24       2,420        4.36
Unallocated .........         154        --             --        127        --            --         180        --          --
                          -------     -------        ------   -------     -------        ------   -------     -------      ------
     Total ..........     $   410     $79,687        100.00%  $   355     $68,865        100.00%  $   360     $55,479      100.00%
                          =======     =======        ======   =======     =======        ======   =======     =======      ======

                                                               December 31,
                            -------------------------------------------------------------------------------
                                          1994                                      1993
                            -----------------------------------         -----------------------------------
                                                        Percent                                    Percent
                                                       of Loans                                   of Loans
                                          Loan          in Each                       Loan         in Each
                            Amount of    Amounts       Category          Amount of   Amounts       Category
                            Loan Loss      by          to Total         Loan Loss      by         to Total
                            Allowance   Category         Loans          Allowance   Category       Loans
                            ---------   --------         -----          ---------   --------       -----
One- to four-family .        $    89     $37,050         69.02%         $    66     $35,202         71.64%
Multi-family ........             10       3,445          6.42                9       2,877          5.85
Non-residential .....             72       3,971          7.40               71       3,726          7.58
Construction and land             38       4,316          8.04               45       1,654          3.36
Consumer ............             29       3,986          7.43               25       3,470          7.07
Commercial business .              9         905          1.69               23       2,211          4.50
Unallocated .........             84        --            --                 52        --             --
                             -------     -------        ------          -------     -------        ------
     Total ..........        $   331     $53,673        100.00%         $   291     $49,140        100.00%
                             =======     =======        ======          =======     =======        ======

Investment Activities

         As part of its asset/liability management strategy, the Company invests in U.S. government and agency obligations to supplement its lending activities. The Company regularly uses Piper Capital Management, Inc. as non-commissioned investment adviser. The Company has not made any investments in municipal securities  although  it is  authorized  by its  general  investment  policy  to purchase investment grade municipal securities and, depending on market conditions, may purchase such securities in the future. The Company also invests, to a limited degree, in equity securities of other financial companies. At December 31, 1997, the Company did not own any securities of a single issuer which exceeded 10% of the Bank's retained earnings, other than U.S. government or federal agency obligations. See "Management's Discussion and Analysis of Financial Condition and Results of Operation" in the Annual Report.

         The Bank is required by federal regulations to maintain a minimum amount of liquid assets that may be invested in specified securities and is also permitted to make certain other securities investments. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital" in the Annual Report. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is provided. As of December 31, 1997, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings and current borrowings) was 16.28% as compared to the OTS requirement of 4.0%.

         All of the Company's investment and mortgage-backed securities, except for equity securities held for trade noted above, are classified as available for sale in accordance with SFAS 115. This was done in order for the Company to maintain maximum flexibility when making investment decisions. Unrealized gains and losses in available for sale securities, net of tax effect, are reported as a separate component of stockholders' equity. The Company may elect to classify investment securities acquired in the future as held to maturity, instead of as available for sale, but there are no current plans to do so.

         The following table sets forth the composition of the Company's investment securities at the dates indicated.

                                                                                     December 31,
                                                   -----------------------------------------------------------------------------
                                                              1997                      1996                     1995
                                                   ----------------------      ----------------------     ----------------------
                                                    Book             % of        Book          % of        Book          % of
                                                    Value           Total       Value         Total       Value          Total
                                                    -----           -----       -----         -----       -----          -----
                                                                                (Dollars in Thousands)
Investment securities held to maturity:
  FHLB Stock .................................     $   725           6.39      $   546          5.45      $   546          7.22%
                                                   -------         ------      -------         ------     -------        ------

Investment securities available for sale:
  U.S. government securities .................       8,090          71.27        8,283         82.62        6,384         84.41
  Government securities mutual fund ..........         124           1.09          656          6.54          633          8.37
                                                   -------         ------      -------         ------     -------        ------
                                                     8,214          72.36        8,939         89.16        7,017         92.78


Investment securities held for trade:
  Common stock mutual fund(1) ................       1,325          11.67           --            --          --             --
                                                   -------         ------      -------         ------     -------        ------
  Common stock of other financial institutions       1,088           9.58          540          5.39          --             --
                                                   -------         ------      -------         ------     -------        ------
                                                   $ 2,413          21.25%         540          5.39          --             --
                                                   -------         ------      -------         ------     -------        ------
     Total investment securities .............     $11,352         100.00      $10,025        100.00      $ 7,563        100.00%
                                                   =======         ======      =======        ======      =======        ======

Average remaining life of debt investment ....     1.8 years                   2.3 years                  2.7 years
 securities

Other interest-earning assets:
  Interest-bearing deposits with banks .......     $ 3,119          98.21      $ 1,093        100.00      $ 1,004        100.00%
  Money market mutual fund ...................          57           1.79         --            --            --         --
                                                   -------         ------      -------         ------     -------        ------
     Total ...................................     $ 3,176         100.00      $ 1,093        100.00      $ 1,004        100.00%
                                                   =======         ======      =======        ======      =======        ======


(1)      Invests primarily in Thrift Capital Securities.

         The composition and maturities of the investment securities portfolio, excluding FHLB stock and equity securities are indicated in the following table.

                                                                                December 31, 1997
                                                 ---------------------------------------------------------------------------------
                                                  Less Than      1 to 5        5 to 10       Over
                                                   1 Year        Years         Years      10 Years    Total Investment  Securities
                                                 Book Value    Book Value    Book Value   Book Value    Book Value      Fair Value
                                                 ----------    ----------    ----------   ----------    ----------      ----------
                                                                               (Dollars in Thousands)
U.S. government securities..................        $3,376       $4,336       $   378      $   ---        $8,090         $8,090
                                                    ------       ------       -------      -------        ------         ------

Total investment securities (excluding
FHLB stock and equity securities)...........        $3,376       $4,336       $   378      $   ---        $8,090         $8,090
                                                    ======       ======       =======      =======        ======         ======

Weighted average yield......................         5.90%        6.29%         7.01%          --%         6.16%

         Mortgage-Backed Securities. The Company purchases mortgage-backed securities from time to time to supplement residential loan production. The type of securities purchased is based upon the Bank's asset/liability management strategy and balance sheet objectives. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -Asset/Liability Management" in the Annual Report. In connection with SFAS 115, the Bank's mortgage-backed securities are held in its available for sale portfolio in order to retain investment flexibility and accordingly are included in its financial statements at fair value.

         All of the Company's mortgage-backed securities at December 31, 1997, are backed by federal agencies or government corporations. Accordingly, management believes that the Company's mortgage-backed securities are generally resistant to credit problems.

         The following table sets forth the composition of the Company's mortgage-backed securities at the dates indicated.

                                                                      December 31,
                                             -------------------------------------------------------------------
                                                    1997                    1996                    1995
                                                    ----                    ----                    ----
                                              Book        % of        Book       % of        Book        % of
                                              Value      Total       Value      Total       Value        Total
                                              -----      -----       -----      -----       -----        -----
                                                                   (Dollars in Thousands)
Mortgage-backed securities available
 for sale:
  GNMA...................................    $   639      18.29%     $  762       18.96%   $   932        63.02%
  FNMA...................................         70       2.00          82        2.04         98         6.63
  FHLMC..................................      2,785      79.71       3,175       79.00        449        30.35
                                               -----     ------      ------      ------    -------       ------

     Total mortgage-backed
       securities........................    $ 3,494     100.00%     $4,019      100.00%   $ 1,479       100.00%
                                             =======     ======      ======      ======    =======       ======

         The following table shows mortgage-backed and related securities purchase, sale and repayment activities of the Company for the periods indicated.

                                                             Year Ended December 31,
                                                       ----------------------------------
                                                        1997          1996          1995
                                                        ----          ----          ----
                                                                 (In Thousands)
Purchases:
  Adjustable-rate................................      $   ---       $   ---        $ ---
  Fixed-rate.....................................          ---         3,034          ---
                                                        ------        ------        -----
         Total purchases.........................          ---         3,034          ---
                                                        ------        ------        -----
Sales and Repayments:
         Total sales.............................          ---           ---          ---
                                                        ------     ---------        -----
  Principal repayments...........................          570           482          208
                                                          ----       -------         ----
         Total reductions........................         (570)         (482)        (208)
  Increase (decrease) in other items, net........           45           (12)          94
                                                        ------      ---------        ----
         Net increase (decrease).................        $(525)       $2,540        $(114)
                                                         =====        ======        ======

         The following table sets forth the contractual maturities of the Company's mortgage-backed securities at December 31, 1997. These securities are anticipated to be repaid in advance of their contractual maturities as a result of mortgage loan payments. The amounts set forth below represent principal balances only and do not include premiums, discounts and fair value adjustments.

                                                                                                                December 31,
                                                                                                                    1997
                                               1 to        3 to 5        5 to 10     10 to 20       Over 20        Balance
                                              3 Years       Years         Years        Years         Years       Outstanding
                                              -------       -----         -----        -----         -----       -----------
                                                                             (In Thousands)

Federal Home Loan Mortgage Corporation..         $38         $423          $186      $ 2,112         $ ---         $ 2,759

Federal National Mortgage Association...         ---          ---           ---          ---            69              69

Government National Mortgage Association         ---          ---           ---          ---           623             623
                                                 ---         ----          -----     -------         -----         -------

     Total..............................         $38         $423          $186      $ 2,112         $ 692         $ 3,451
                                                 ===         ====          ====      =======         =====         =======

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

         The following table sets forth the savings flows at the Bank during the periods indicated.

                                      Year Ended December 31,
                               -----------------------------------
                                 1997         1996          1995
                                      (Dollars in Thousands)

Opening balance.............   $ 60,411     $ 59,588      $ 58,281
Deposits....................    142,882      122,369       108,637
Withdrawals.................   (134,005)    (123,874)     (109,462)
Interest credited...........      2,412        2,328         2,132
                              ---------     --------      --------

Ending balance..............   $ 71,700     $ 60,411      $ 59,588
                               ========     ========      ========

Net increase................   $ 11,289    $     823     $   1,307
                               ========    =========     =========

Percent increase............     18.69%        1.38%         2.24%
                                 =====        =====         =====

         The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Bank as of the dates indicated.

                                                                                   December 31,
                                                 ----------------------------------------------------------------------------
                                                         1997                      1996                        1995
                                                 ----------------------------------------------------------------------------
                                                               Percent                    Percent                    Percent
                                                  Amount       of Total      Amount       of Total      Amount       of Total
                                                                             (Dollars in Thousands)
Transactions and Savings Deposits:

Commercial Demand 0.00%(1)..................     $    698          .97%     $   731          1.21%     $    821        1.38%
Passbook Accounts 3.00%(1)..................       16,407        22.88       16,311         27.00        16,798       28.19
NOW Accounts 2.25%(1).......................        6,560         9.15        5,981          9.90         5,801        9.74
Money Market Accounts 3.25%(1)..............        2,878         4.02        2,454          4.06         2,678        4.49
                                                  -------       ------      -------       -------      --------      ------

Total Non-Certificates......................       26,543        37.02       25,477         42.17        26,098       43.80
                                                   ------        -----      -------       -------        ------      ------

Certificates:

 2.00 -  3.99%..............................          258          .36          416           .69         1,399        2.35
 4.00 -  5.99%..............................       25,966        36.21       29,691         49.15        21,952       36.83
 6.00 -  7.99%..............................       18,928        26.40        4,822          7.98        10,094       16.94
 8.00 -  9.99%..............................            5          .01            5           .01            45         .08
                                                ---------      --------     --------      --------     ---------     -------

Total Certificates..........................       45,157        62.98       34,934         57.83        33,490       56.20
                                                  -------       ------      -------       -------      --------      ------
Total Deposits..............................     $ 71,700       100.00%     $60,411        100.00%      $59,588      100.00%
                                                 ========       ======      =======        ======       =======      ======

------------------------
(1) Rates in effect at December 31, 1997.

         The following table shows rate and maturity information for the Bank's certificates of deposit as of December 31, 1997

                                        2.00-       4.00-       6.00-       8.00-                     Percent
                                        3.99%       5.99%       7.99%       9.99%      Total         of Total
                                        -----       -----       ----        ----       -----         --------
                                                                (Dollars in Thousands)
Certificate account maturing
in quarter ending:

March 31, 1998.................          $139     $ 7,856     $    415    $    ---     $ 8,410          18.62%
June 30, 1998..................            50       7,030        4,007         ---      11,087          24.55
September 30, 1998.............            64       3,873        9,763         ---      13,700          30.34
December 31, 1998..............             5       2,924          316         ---       3,245           7.19
March 31, 1999.................           ---       1,011        2,561         ---       3,572           7.91
June 30, 1999..................           ---       1,065          155         ---       1,220           2.70
September 30, 1999.............           ---         386          519         ---         905           2.00
December 31, 1999..............           ---         562          426         ---         988           2.19
March 31, 2000.................           ---         242          219         ---         461           1.02
June 30, 2000..................           ---         307          334         ---         641           1.42
September 30, 2000.............           ---         288          ---         ---         288            .64
December 31, 2000..............           ---         122          113         ---         235            .52
Thereafter.....................           ---         300          100           5         405            .90
                                       ------   ---------      -------       -----      ------       --------

   Total.......................          $258     $25,966      $18,928       $   5     $45,157         100.00%
                                         ====     =======      =======       =====     =======         ======

   Percent of total............          .57%      57.50%       41.92%        .01%
                                        ====       =====        =====         ===

         The following table indicates the amount of the Bank's certificates of deposit and other deposits by time remaining until maturity as of December 31, 1997.

                                                                           Maturity
                                                      ---------------------------------------------------
                                                                      Over         Over
                                                      3 Months       3 to 6       6 to 12         Over
                                                       or Less       Months       Months        12 months     Total
                                                       -------       ------       ------        ---------     -----
                                                                              (In Thousands)
Certificates of deposit less than $100,000.......       $6,611       $ 9,424      $14,298        $7,526      $37,859

Certificates of deposit of $100,000 or more......        1,799         1,664        2,646         1,189        7,298
                                                       -------       -------     --------        ------     --------

Total certificates of deposit....................       $8,410       $11,088      $16,944        $8,715      $45,157
                                                        ======       =======      =======        ======      =======

         Borrowings. American Savings' other available sources of funds include advances from the FHLB of Indianapolis and other borrowings. As a member of the FHLB of Indianapolis, the Bank is required to own capital stock in the FHLB of Indianapolis and is authorized to apply for advances from the FHLB of Indianapolis. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB of Indianapolis may prescribe the acceptable uses for these advances, as well as limitations on the size of the advances and repayment provisions. During recent years, the Bank has utilized short-term borrowings (most of which have maturities of 12 to 36 months) in order to fund loan demand. See --"Management Discussion and Analysis
- Asset/Liability Management."

         The following table sets forth the maximum month-end balance and average balance of FHLB advances, securities sold under agreements to repurchase and other borrowings for the periods indicated.

                                                                            Year Ended December 31,
                                                                   ---------------------------------------
                                                                     1997            1996            1995
                                                                     ----            ----            ----
                                                                                (In Thousands)
Maximum Balance:
  FHLB advances...........................................         $12,000          $9,500          $3,000
  Securities sold under agreements to repurchase..........             ---             ---             ---
  Other borrowings........................................             ---             ---             ---

Average Balance:
  FHLB advances...........................................         $11,629          $3,186          $1,567
  Securities sold under agreements to repurchase..........             ---             ---             ---
  Other borrowings........................................             ---             ---             ---

         The following table sets forth certain information as to the Bank's borrowings at the dates indicated.

                                                                                 December 31,
                                                                   ---------------------------------------
                                                                     1997            1996            1995
                                                                   -------          ------          ------
                                                                           (Dollars in Thousands)
FHLB advances.............................................         $12,000          $9,500          $3,000
Securities sold under agreements to repurchase............             ---             ---             ---
Other borrowings..........................................             ---             ---             ---
                                                                   -------          ------          ------

     Total borrowings.....................................         $12,000          $9,500          $3,000
                                                                   =======          ======          ======

Weighted average interest rate of FHLB advances...........           5.89%           5.91%           6.16%

Weighted average interest rate of securities sold
 under agreements to repurchase...........................            ---%            ---%            ---%

Weighted average interest rate of other borrowings........            ---%            ---%            ---%

Service Corporations

         As a federally chartered savings association, American Savings is permitted by OTS regulations to invest up to 2% of its assets, or $1.9 million at December 31, 1997, in the stock of, or loans to, service corporation subsidiaries. As of such date, the net book value of American Savings' investment in its service corporations was approximately $50,000. American Savings may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes. In addition to investments in service corporations, federal institutions are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities which a federal association may engage in directly.

         American Savings has one wholly owned subsidiary service corporation, NIFCO, Inc. ("NIFCO"), and one second tier subsidiary service corporation, Ridge Management, Inc. ("Ridge Management") which is owned by NIFCO. NIFCO sells annuities and securities to the Bank's customers and to the general public. At December 31, 1997, the Bank had an equity investment in NIFCO of $50,000. For the year ended December 31, 1997, NIFCO recorded net income of $6,000. In the past, Ridge Management engaged in lending and investment activity, although it is currently essentially inactive. For the year ended December 31, 1997, Ridge Management had no activity.

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

         The Bank attracts all of its deposits through its branch offices, primarily from the communities in which those branch offices are located; therefore, competition for those deposits is principally from other savings institutions, commercial banks, securities firms, money market and mutual funds and credit unions located in the same communities. The ability of the Bank to attract and retain deposits depends on its ability to provide an investment opportunity that satisfies the requirements of investors as to rate of return, liquidity, risk, convenient locations and other factors. The Bank competes for these deposits by offering a variety of deposit accounts at competitive rates, convenient business hours and a customer oriented staff. As of December 31, 1997, the Bank estimated its market share of savings deposits in the Gary-Hammond, Indiana MSA market area to be approximately 0.9%.

         The authority to offer money market deposits, and expanded lending and other powers authorized for savings institutions by federal legislation has resulted in increased competition for both deposits and loans between savings institutions and other financial institutions such as commercial banks.

Regulation

         General. American Savings is a federally chartered savings association, the deposits of which are federally insured and backed by the full faith and credit of the United States Government. Accordingly, American Savings is subject to broad federal regulation and oversight extending to all its operations.

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

Federal Regulation of Savings Associations

         The OTS has extensive authority over the operations of savings associations. As part of this authority, American Savings is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS and FDIC examinations of the Bank were as of August, 1996 and November, 1991, respectively. Under agency scheduling guidelines, it is likely that another examination will be initiated in the near future. When these examinations are conducted by the OTS and the FDIC, the examiners may require the Bank to provide for higher general or specific loan loss reserves. All savings associations are subject to semi-annual assessments, based upon the savings association's total assets, to fund the operations of the OTS. American Savings' OTS assessment for the fiscal year ended December 31, 1997, was $29,000.

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

         The Bank's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At December 31, 1997, the Bank's lending limit under this restriction was $1.4 million. American Savings is in compliance with the loans-to-one-borrower limitation.

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

         The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums, based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

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

         In order to eliminate this disparity and any competitive disadvantage between BIF and SAIF member institutions with respect to deposit insurance premiums, legislation to recapitalize the SAIF was enacted in September 1996. The legislation provides for a one-time assessment to be imposed on all deposits assessed at the SAIF rates, as of March 31, 1995, in order to recapitalize the SAIF. It also provides for the merger of the BIF and the SAIF on January 1, 1999 if no savings associations then exist. The special assessment rate has been established at .657% of deposits by the FDIC and the resulting assessment of $389,000 was paid in November 1996. This special assessment significantly increased noninterest expense and adversely affected the Bank's results of operations for the year ended December 31, 1996. As a result of the special assessment, American Savings' deposit insurance premiums were reduced to .0648 based upon its current risk classification and the new assessment schedule for SAIF insured institutions. These premiums are subject to change in future periods.

         Prior to the enactment of the legislation, a portion of the SAIF assessment imposed on savings associations was used to repay obligations issued by a federally chartered corporation to provide financing ("FICO") for resolving the thrift crisis in the 1980s. Although the FDIC has proposed that the SAIF assessment be equalized with the BIF assessment schedule, effective October 1, 1996, SAIF-insured institutions will continue to be subject to a FICO assessment as a result of this continuing obligation. Although the legislation also now requires assessments to be made on BIF-assessable deposits for this purpose, effective January 1, 1997, that assessment will be limited to 20% of the rate imposed on SAIF assessable deposits until the earlier of December 31, 1999 or when no savings association continues to exist, thereby imposing a greater burden on SAIF member institutions such as the Bank. Thereafter, however, assessments on BIF-member institutions will be made on the same basis as SAIF-member institutions. The rates to be established by the FDIC to implement this requirement for all FDIC-insured institutions are anticipated to be about a 6.5% basis points assessment on SAIF deposits and 1.5 basis points on BIF deposits until BIF insured institutions participate fully in the assessment.

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

         The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. At December 31, 1997, the Bank did not have any intangible assets.

         The OTS regulations establish special capitalization requirements for savings associations that own subsidiaries. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks or engaged in certain other activities solely as agent for its customers are "includable" subsidiaries that are consolidated for capital purposes in proportion to the association's level of ownership. For excludable subsidiaries the debt and equity investments in such subsidiaries are deducted from assets and capital. All subsidiaries of the Bank are includable subsidiaries.

         At December 31, 1997, American Savings had tangible capital of $9.5 million, or 9.76% of adjusted total assets, which is approximately $8.0 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

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

         At December 31, 1997, American Savings had core capital equal to $9.5 million, or 9.76% of adjusted total assets, which is $6.6 million above the minimum leverage ratio requirement of 3% as in effect on that date.

         The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At December 31, 1997, American Savings had no capital instruments that qualify as supplementary capital and $410,000 of general loss, which was less than 1.25% of risk-weighted assets.

         Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. American Savings had $15,000 of such exclusions from capital and assets at December 31, 1997.

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

         On December 31, 1997, American Savings had total capital of $9.9 million (including $9.5 million in core capital and $410,000 in qualifying supplementary capital) and risk-weighted assets of $53.4 million or total capital of 18.51% of risk-weighted assets. This amount was $5.6 million above the 8% requirement in effect on that date.

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

Limitations on Dividends and Other Capital Distributions

         OTS regulations impose various restrictions on savings associations with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. OTS regulations also prohibit a savings association from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the regulatory capital of the association would be reduced below the amount required to be maintained for the liquidation account established in connection with its mutual to stock conversion.

         Generally, savings associations, such as the Bank, that before and after the proposed distribution meet their capital requirements, may make capital distributions during any calendar year equal to the greater of 100% of net income for the year-to-date plus 50% of the amount by which the lesser of the association's tangible, core or risk-based capital exceeds its capital requirement for such capital component, as measured at the beginning of the calendar year, or 75% of its net income for the most recent four quarter period. However, an association deemed to be in need of more than normal supervision by the OTS may have its dividend authority restricted by the OTS. The Bank may pay dividends in accordance with this general authority.

         Savings associations proposing to make any capital distribution need only submit written notice to the OTS 30 days prior to such distribution. Savings associations that do not, or would not meet their current minimum capital requirements following a proposed capital distribution, however, must obtain OTS approval prior to making such distribution. The OTS may object to the distribution during that 30-day notice period based on safety and soundness concerns. See "Regulatory Capital Requirements."

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

Liquidity

         The Bank is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement is subject to change from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions. During 1997, OTS regulations also required each savings institution to maintain an average daily balance of short-term liquid assets of at least 1% of the total of its net withdrawable deposit accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet these liquidity requirements. The OTS has recently lowered the liquidity requirement from 5% to 4% and eliminated the 1% short term liquid asset requirement. The Bank's liquidity ratio for December 31, 1997 was 16.28% which exceeded the applicable requirements. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

Qualified Thrift Lender Test

         All savings associations, including American Savings, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. At December 31, 1997, the Bank met the test and has always met the test since its effectiveness.

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

Holding Company Regulation

         The Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings association subsidiaries which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

         As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions. If the Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Company and any of its subsidiaries (other than American Savings or any other SAIF-insured savings association) would become subject to such restrictions unless such other associations each qualify as a QTL and were acquired in a supervisory acquisition.

         If American Savings fails the QTL test, the Company must obtain the approval of the OTS prior to continuing after such failure, directly or through its other subsidiaries, any business activity other than those approved for multiple savings and loan holding companies or their subsidiaries. In addition, within one year of such failure the Company must register as, and will become subject to, the restrictions applicable to bank holding companies. The activities authorized for a bank holding company are more limited than are the activities authorized for a unitary or multiple savings and loan holding company. See "- Qualified Thrift Lender Test."

         The Company must obtain approval from the OTS before acquiring control of any other SAIF-insured association. Such acquisitions are generally prohibited if they result in a multiple savings and loan holding company controlling savings associations in more than one state. However, such interstate acquisitions are permitted based on specific state authorization or in a supervisory acquisition of a failing savings association.

Federal Securities Law

         The stock of the Company is registered with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

         Company stock held by persons who are affiliates (generally officers, directors and principal stockholders) of the Company may not be resold without registration or unless sold in accordance with certain resale restrictions. If the Company meets specified current public information requirements, each affiliate of the Company is able to sell in the public market, without registration, a limited number of shares in any three-month period.

Federal Reserve System

         The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At December 31, 1997, American Savings was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "- Liquidity."

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

         As a member, American Savings is required to purchase and maintain stock in the FHLB of Indianapolis. At December 31, 1997, American Savings had $725,000 in FHLB stock, which was in compliance with this requirement. In past years, American Savings has received substantial dividends on its FHLB stock. Over the past five calendar years such dividends have averaged 7.56% and were 7.99% for calendar year 1997.

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

         For the year ended December 31, 1997, dividends paid by the FHLB of Indianapolis to American Savings totaled $52,700, which constitutes a $10,000 increase from the amount of dividends received in calendar year 1996. The $14,600 dividend received for the quarter ended December 31, 1997 reflects an annualized rate of 8.00%, or .01% above the average rate for calendar 1997.

Federal and State Taxation

         General. The Company and the Bank report their income on a consolidated basis and the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. The Bank has not been audited by the IRS since 1996, which covered the tax years through 1995. For its 1997 taxable year, the Bank is subject to a maximum federal income tax rate of 34%.

         Bad Debt Reserves. For fiscal years beginning prior to December 31, 1995, thrift institutions which qualified under certain definitional tests and other conditions of the Internal Revenue Code of 1986 (the "Code") were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans (generally secured by interests in real property improved or to be improved) under (i) the Percentage of Taxable Income Method (the "PTI Method") or (ii) the Experience Method. The reserve for nonqualifying loans was computed using the Experience Method.

         The Small Business Job Protection Act of 1996 (the "1996 Act"), which was enacted on August 20, 1996, requires savings institutions to recapture (i.e., take into income) certain portions of their accumulated bad debt reserves. The 1996 Act repeals the reserve method of accounting for bad debts effective for tax years beginning after 1995. Thrift institutions that would be treated as small banks are allowed to utilize the Experience Method applicable to such institutions, while thrift institutions that are treated as large banks (those generally exceeding $500 million in assets) are required to use only the specific charge-off method. Thus, the PTI Method of accounting for bad debts is no longer available for any financial institution.

         A thrift institution required to change its method of computing reserves for bad debts will treat such change as a change in method of accounting, initiated by the taxpayer, and having been made with the consent of the IRS. Any Section 481(a) adjustment required to be taken into income with respect to such change generally will be taken into income ratably over a six-taxable year period, beginning with the first taxable year beginning after 1995, subject to the residential loan requirement.

         Under the residential loan requirement provision, the recapture required by the 1996 Act will be suspended for each of two successive taxable years, beginning with the Bank's 1996 taxable year, in which the Bank originates a minimum of certain residential loans based upon the average of the principal amounts of such loans made by the Bank during its six taxable years preceding its current taxable year.

         Under the 1996 Act, for its current and future taxable years, the Bank is not permitted to make additions to its tax bad debt reserves. In addition, the Bank is required to recapture (i.e., take into income) over a six year period the excess of the balance of its tax bad debt reserves as of December 31, 1995 other than its supplemental reserve for losses on loans, if any, over the balance of such reserves as of December 31, 1987. As a result of such recapture, the Bank will incur an additional tax liability of approximately $114,000 which is generally expected to be taken into income beginning in 1998 over a six-year period.

         Distributions. Under the 1996 Act, if the Bank makes "non-dividend distributions" to the Company, such distributions will be considered to have been made from the Bank's unrecaptured tax bad debt reserves (including the balance of its reserves as of December 31, 1987) to the extent thereof, and then from the Bank's supplemental reserve for losses on loans, to the extent thereof, and an amount based on the amount distributed (but not in excess of the amount of such reserves) will be included in the Bank's income. Non-dividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of the Bank's current or accumulated earnings and profits will not be so included in the Bank's income.

         The amount of additional taxable income triggered by a non-dividend is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if the Bank makes a non-dividend distribution to the Company, approximately one and one-half times the amount of such distribution (but not in excess of the amount of such reserves) would be includable in income for federal income tax purposes, assuming a 35% federal corporate income tax rate. The Bank does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.

         Under the residential loan requirement provision, the recapture Bank's 1996 required by the 1996 Act will be suspended for each of two successive taxable years, beginning with the Bank's 1996 taxable year, in which the Bank originates a minimum of certain residential loans based upon the average of the principal amounts of such loans made by the Bank during its six taxable years preceding its current taxable year.

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

         Delaware Taxation. As a Delaware holding company, the Company is exempt from Delaware corporate income tax but is required to file an annual report with and pay an annual fee to the State of Delaware. The Holding Company is also subject to an annual franchise tax imposed by the State of Delaware.

Competition

         American Savings faces strong competition both in originating real estate loans and in attracting deposits. Competition in originating loans comes primarily from commercial banks, credit unions, mortgage bankers and other savings institutions, which also make loans secured by real estate located in the Bank's market area. American Savings competes for loans principally on the basis of the interest rates and loan fees it charges, the types of loans it originates and the quality of services it provides to borrowers.

         Competition for those deposits is principally from commercial banks, credit unions, mutual funds, securities firms and other savings institutions located in the same communities. The ability of the Bank to attract and retain deposits depends on its ability to provide an investment opportunity that satisfies the requirements of investors as to rate of return, liquidity, risk, convenient locations and other factors. The Bank competes for these deposits by offering competitive rates, convenient business hours and a customer oriented staff.

Executive Officers

         The following information as to the business experience during the past five years is supplied with respect to executive officers of the Company. Except as otherwise indicated, the persons named have served as officers of the Company since it became the holding company of the Bank and all positions described below are with the Bank. There are no arrangements or understandings between the persons named and any other person pursuant to which such officers were selected.

         Clement B. Knapp, Jr. Mr. Knapp, age 55, has served as Chairman of the Board, President and Chief Executive Officer of the Bank since 1977 and has acted in all of such capacities with the Company since its incorporation in 1993. Since joining the Bank in 1968 he has served in various capacities and attended many banking schools and seminars. He is a graduate of Georgetown University and Indiana University Indianapolis Law School. Mr. Knapp is also active in several community organizations. Mr. Knapp is the husband of Denise L. Knapp, Secretary of the Bank.

         Louis A. Green. Mr. Green, age 54, joined the Bank in 1967. He has had various positions including Controller and Vice President. Mr. Green was appointed as Senior Vice President of the Bank in 1985 and of the Company in 1993 and is responsible for coordinating the Bank's loan activities. Prior to joining the Bank, Mr. Green was an accountant in the Chicago Office of Ernst and Ernst. He is also an active member in several trade and community organizations.

         Daniel T. Poludniak. Mr. Poludniak, age 56, has been Vice President, Treasurer and Chief Financial Officer of the Bank since 1983 and the Company since 1993. As Chief Financial Officer of the Bank, Mr. Poludniak is responsible for the establishment and supervision of the accounting and data processing activities of the Bank. Prior to joining American Savings in 1983, Mr. Poludniak had twenty years experience in both local and Chicago banks.

         Denise L. Knapp. Mrs. Knapp, age 50, was appointed as the Secretary of the Bank in 1987 and of the Company in 1993. She has also served as a loan officer since 1985 and as the Dyer branch manager since 1989. Since joining the Bank in 1975, Mrs. Knapp has served in various capacities and is a member of several executive committees of the Bank. Mrs. Knapp is also active in several charitable organizations in the area. Mrs. Knapp is the wife of President Knapp.

Employees

         At December 31, 1997, the Company had a total of 32 employees, including 5 part-time employees. The Company's employees are not represented by any collective bargaining group.
Management considers its employee relations to be good.

Year 2000 Compliance

         The Company utilizes and is dependent upon data processing systems and software to conduct its business. The data processing systems and software include those developed and maintained by the Company's third-party data processing vendor and purchased software which is run on in-house computer networks. In 1997, the Company initiated a review and assessment of all hardware and software to confirm that it will function properly in the year 2000. To date, those vendors which have been contacted have indicated that their hardware or software is or will be Year 2000 compliant in time frames that meet regulatory requirements. The costs associated with the compliance efforts are not expected to have a significant impact on the Company's ongoing results of operations.

Item 2. Description of Property

         The Company conducts its business at its main office located in Munster, Indiana. The following table sets forth information relating to each of the Company's properties as of December 31, 1997.

                                                                 Total
                                             Owned             Approximate          December 31,
                              Year            or                  Square             1997 Book
Location                    Acquired        Leased               Footage               Value
--------                    --------        ------               -------               -----
                                                    (In Thousands)
Main Office:

8230 Hohman Avenue            1963           Owned                 8,400               $75,000
Munster, Indiana

Branch Offices:

1001 Main Street              1990          Leased                 2,800                94,000
Dyer, Indiana

3801 Main Street              1994           Owned                 2,900                33,000
East Chicago, Indiana

4521 Hohman Avenue            1983           Owned                 1,600                54,000
Hammond, Indiana

         The Company believes that its current facilities are adequate to meet the present and foreseeable needs of the Bank and the Company, subject to possible future expansion.

         The Company maintains an on-line data base with a service bureau servicing financial institutions. The net book value of the data processing and computer equipment utilized by the Company at December 31, 1997 was $106,000.

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

         During the quarter ended December 31, 1997, the Company submitted no matters to a vote of security holders, through the solicitation of proxies.

                                     PART II


Item  5.  Market for Common Equity and Related Stockholder Matters

         Page 43 of the Company's 1997 Annual Report to Stockholders is herein incorporated by reference.


Item  6.  Management's Discussion and Analysis or Plan of Operation

         Pages 5 through 16 of the Company's 1997 Annual Report to Stockholders is herein incorporated by reference.


Item  7.  Financial Statements

         Pages 18 through 49 of the Company's 1997 Annual Report to Stockholders are herein incorporated by reference.


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

                                    PART III

Item 9.  Directors and Executive Officers, Promoters and Control
           Persons; Compliance with Section 16(a) of the Exchange Act

         Information concerning directors of the Registrant is incorporated herein by reference from the Company's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 10.  Executive Compensation

         Information concerning executive compensation is incorporated herein by reference from the Company's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 11.  Security Ownership of Certain Beneficial Owners and Management


         Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.  Certain Relationships and Related Transactions

         Information concerning certain relationships and transactions is incorporated herein by reference from the Company's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

                                     PART IV


Item 13.  Exhibits and Reports on 8-K

         (a) Exhibits:

                                                                                              Reference to
                                                                                              Prior Filing
      Regulation                                                                               or Exhibit
      S-K Exhibit                                                                            Number Attached
        Number                                     Document                                      Hereto
        ------                                     --------                                      ------
             2        Plan of Purchase, Sale, Reorganization, Arrangement, Liquidation            None
                      or Succession.....................................................
             3        Articles of Incorporation and Bylaws..............................            *
             4        Instruments defining the rights of security holders,
                      including indentures:
                       Common Stock Certificate.........................................            *
             9        Voting Trust Agreement............................................          None
            10        Material contracts:
                      1996 Stock Option and Incentive Plan..............................           ***
                      Recognition and Retention Plan....................................           ***
                      Employee Stock Ownership Plan.....................................            *
                      Employee Severance Compensation Plan..............................            *
                      Employment Agreements.............................................           **
            11        Statement re computation of per share earnings....................          None
            13        Annual Report to Security Holders for the last fiscal year, Form
                      10-Q or 10QSB or quarterly report to security holders.............           13
            16        Letter on change in certifying accountant.........................           *
            18        Letter on Change in Accounting Principles.........................          None
            21        Subsidiaries of Registrant........................................           21
            22        Published Report Regarding Matters Submitted to Vote..............          None
            23        Consent of Experts and Counsel....................................           23
            24        Power of Attorney.................................................      Not required
            27        Financial Data Schedule...........................................           27
            99        Additional Exhibits...............................................          None

--------------------

* Filed on December 29, 1995 as exhibits to the Registrant's Registration Statement No. 33-80991 on Form S-1. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.
** Filed on December 29, 1995 as Exhibits 10.2 and 10.3 to the Registrant's Registration Statement No. 33- 80991 on Form S-1. All of such previously filed documents are hereby incorporated by reference in accordance with Item 601 of Regulation S-B.
*** Filed on September 12, 1996, under Schedule 14A, as appendices to definitive proxy materials. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.

         (b) Reports on Form 8-K:

         No reports on Form 8-K have been filed during the three-month period ended December 31, 1997.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         AMB FINANCIAL CORPORATION


Date:  March 30, 1998
                                         By: /s/Clement B. Knapp, Jr.,
                                             -------------------------
                                              Clement B. Knapp, Jr.,
                                              Chairman of the Board
                                              President and Chief Executive
                                              Officer
                                              (Duly Authorized Representative)

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

Date: March 30, 1998                             Date:  March 30, 1998


/s/Donald L. Harle                              /s/John C. McLaughlin
------------------                              ---------------------
Donald L. Harle                                 John C. McLaughlin
Director                                        Director

Date: March 30, 1998                            Date: March 30, 1998



/s/John G. Pastrick                             /s/Robert E. Tolley
-------------------                             --------------------
John G. Pastrick                                John G. Pastrick
Director                                        Director

Date:  March 30, 1998                           Date: March 30, 1998


/s/Daniel T. Poludniak
----------------------
Daniel T. Poludniak
Vice President, Treasurer
and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:  March 30, 1998

                                  Exhibit Index




   Exhibit No.                                Document
   -----------                                --------

      13                Annual Report
      21                Subsidiaries of the Registrant
      23                Consent of Cobitz, VandenBerg & Fennessy
      27                Financial Data Schedule