Form 10-Q
period 1998-03-31
AMB FINANCIAL CORP
filed 1998-05-05
CIK 915393

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ----------------------------


                                   FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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


     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]


     As of April 30, 1998 there were 1,124,125 shares of the Registrant's common stock issued and 963,798 shares outstanding.

     Transitional Small Business Disclosure Format(check one): Yes [ ] No [X]

                               AMB FINANCIAL CORP.

                                   FORM 10-Q

                               TABLE OF CONTENTS



Part I.  FINANCIAL INFORMATION


         Item 1.  Financial Statements

                 Consolidated Statements of Financial Condition at March 31, 1998 (Unaudited) and December 31, 1997

                 Consolidated Statements of Earnings for the three months ended March 31, 1998 and 1997 (unaudited)

                 Consolidated Statements of Changes in Stockholders Equity, three months ended March 31, 1998 (unaudited)

                 Consolidated Statements of Cash Flows for the three months ended March 31, 1998 and 1997 (unaudited)

                 Notes to Consolidated Financial Statements


         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II.          OTHER INFORMATION

                 Signatures

                 Index to Exhibits

                 Earnings Per Share Analysis (Exhibit 11)

                 Financial Data Schedule (Exhibit 27)

                                       AMB FINANCIAL CORP.
                                        AND SUBSIDIARIES

                         Consolidated Statements of Financial Condition


                                                                    March 31,       December 31,
                                                                      1998              1997
                                                                  ------------      ------------
                                                                    unaudited
Assets

Cash and amounts due from depository
     institutions                                                    2,051,009         2,510,527
Interest-bearing deposits                                            4,022,931         3,176,428
                                                                  ------------      ------------
     Total cash and cash equivalents                                 6,073,940         5,686,955
Investment securities, available for sale, at fair value             7,713,401         8,213,614
Investment securities held for trade                                 2,740,107         2,412,967
Mortgage backed securities, available for sale, at fair value        3,271,595         3,494,035
Loans receivable (net of allowance for loan losses:
     $433,315 at March 31, 1998 and
     $410,383 at December 31, 1997)                                 83,140,292        77,093,229
Real Estate Owned                                                       27,481            27,481
Stock in Federal Home Loan Bank of Indianapolis                        850,400           725,400
Accrued interest receivable                                            566,110           533,509
Office properties and equipment- net                                   475,769           471,730
Prepaid expenses and other assets                                    1,341,798         1,136,860
                                                                  ------------      ------------

     Total assets                                                  106,200,893        99,795,780
                                                                  ============      ============

Liabilities and Stockholders' Equity

Liabilities

Deposits                                                            74,391,392        71,700,126
Borrowed money                                                      15,000,000        12,000,000
Advance payments by borrowers for taxes
     and insurance                                                     710,958           383,237
Other liabilities                                                    1,122,266           942,134
                                                                  ------------      ------------
     Total liabilities                                              91,224,616        85,025,497
                                                                  ------------      ------------

                                       AMB FINANCIAL CORP.
                                        AND SUBSIDIARIES

                     Consolidated Statements of Financial Condition (continued)

Stockholders' Equity

Preferred stock, $.01 par value; authorized
     100,000 shares; none outstanding                                     --                --
Common Stock, $.01 par value; authorized 1,900,000 shares;
     1,124,125 shares issued and 963,798 shares outstanding
    at March 31, 1998 and  December 31, 1997                            11,241            11,241
Additional paid- in capital                                         10,732,068        10,717,068
Retained earnings, substantially restricted                          7,519,459         7,357,250
Unrealized gain on securities available for sale,
     net of income taxes                                                70,899            71,061
Treasury stock, at cost (160,327  shares at
     March 31, 1998 and December 31, 1997)                          (2,223,051)       (2,223,051)
Common stock acquired by Employee Stock Ownership
     Plan                                                             (719,440)         (719,440)
Common stock awarded by Recognition and Retention Plan                (414,899)         (443,846)
                                                                  ------------      ------------
     Total stockholders' equity                                     14,976,277        14,770,283
                                                                  ------------      ------------

Total liabilities and stockholders' equity                         106,200,893        99,795,780
                                                                  ============      ============

See accompanying notes to consolidated financial statements.

                               AMB FINANCIAL CORP.
                                AND SUBSIDIARIES

                      Consolidated Statements of Earnings


                                                     Three Months    Three Months
                                                        Ended           Ended
                                                       March 31,       March 31,
                                                       ---------       ---------
                                                         1998            1997
                                                       unaudited       unaudited
Interest income
     Loans                                             1,650,719       1,422,391
     Mortgage-backed securities                           57,567          67,986
     Investment securities                               125,437         159,517
     Interest-bearing deposits                            62,139          31,178
     Dividends on FHLB stock                              15,411          10,561
                                                       ---------       ---------
          Total interest income                        1,911,273       1,691,633
                                                       ---------       ---------

Interest expense
     Deposits                                            837,818         700,532
     Borrowings                                          202,576         136,366
                                                       ---------       ---------
          Total interest expense                       1,040,394         836,898
                                                       ---------       ---------

          Net interest income before
            provision for loan losses                    870,879         854,735
Provision for loan losses                                 22,932           5,155
                                                       ---------       ---------
          Net interest income after
            provision for loan losses                    847,947         849,580
                                                       ---------       ---------

Non-interest income:
     Loan fees and service charges                        36,792          21,888
     Commission income                                     4,880           9,886
     Deposit related fees                                 73,509          39,319
     Gain on sale of investment
      secutities held for trade                           24,086          13,490
     Unrealized gain on investment
      securites held for trade                           128,878          48,003
     Other income                                         44,773          25,975
                                                       ---------       ---------
          Total non-interest income                      312,918         158,561
                                                       ---------       ---------

                               AMB FINANCIAL CORP.
                                AND SUBSIDIARIES

                 Consolidated Statements of Earnings (continued)


                                                     Three Months    Three Months
                                                        Ended           Ended
                                                       March 31,       March 31,
                                                       ---------       ---------
                                                         1998            1997
                                                       unaudited       unaudited
Non-interest expense:
     Staffing costs                                      380,408         299,191
     Advertising                                          23,330          24,557
     Occupancy and equipment expense                      87,323          87,796
     Data processing                                      90,564          81,690
     Federal deposit insurance premiums                   11,589          10,423
     Other operating expenses                            205,371         126,130
                                                       ---------       ---------
                                                       ---------       ---------
          Total non-interest expense                     798,585         629,787
                                                       ---------       ---------

Net income before income taxes                           362,280         378,354
Provision for federal and state
  income taxes                                           137,641         143,807
                                                       ---------       ---------

          Net income                                     224,639         234,547
                                                       =========       =========

Earnings per share- basic                              $    0.25       $    0.24
Earnings per share- diluted                            $    0.24       $    0.23

See accompanying notes to consolidated financial statements.

                                                       AMB FINANCIAL CORP.
                                                        AND SUBSIDIARIES

                                    Consolidated Statement of Changes in Stockholder's Equity

                                                                                  Accumulated                       Common
                                                     Additional                       Other                          Stock
                                      Common           Paid-in         Retained    Comprehensive    Treasury        Acquired
                                       Stock           Capital         Earnings       Income          Stock          by ESOP
                                    -----------     -----------     -----------    -----------     -----------     -----------
Balance at December 31, 1997        $    11,241      10,717,068       7,357,250         71,061      (2,223,051)       (719,440)

Comprehensive income:
  Net income                                                            224,639
  Adjustment of securities
      available for sale to fair
      value, net of tax effect                                                            (162)
                                    -----------     -----------     -----------    -----------     -----------     -----------
Comprehensive income                          0               0         224,639           (162)              0               0

Amortization of award of
    RRP stock
ESOP compensation adjustment                             15,000
Dividend declared on
    common stock                                                        (62,430)
                                    -----------     -----------     -----------    -----------     -----------     -----------

Balance at March 31, 1998           $    11,241      10,732,068       7,519,459         70,899      (2,223,051)       (719,440)
                                    ===========     ===========     ===========    ===========     ===========     ===========
                                        Common
                                        Stock
                                       Awarded
                                        by RRP         Total
                                    -----------     -----------
Balance at December 31, 1997           (443,846)     14,770,283

Comprehensive income:
  Net income                                            224,639
  Adjustment of securities
      available for sale to fair
      value, net of tax effect                             (162)
                                    -----------     -----------
Comprehensive income                          0         224,477

Amortization of award of
    RRP stock                            28,947          28,947
ESOP compensation adjustment                             15,000
Dividend declared on
    common stock                                        (62,430)
                                    -----------     -----------

Balance at March 31, 1998              (414,899)     14,976,277
                                    ===========     ===========

                                   AMB FINANCIAL CORP.
                                    AND SUBSIDIARIES

                          Consolidated Statements of Cash Flows


                                                                 Three Months Ending
                                                             March 31,        March 31,
                                                               1998              1997
                                                             ---------       ----------
                                                             unaudited        unaudited
Cash flows from operating activities:
  Net income                                                 $ 224,639          234,547
  Adjustments to reconcile net income to
    net cash from operating activities:
    Depreciation                                                39,120           35,650
    Amortization of cost of stock benefit plans                 28,947           28,947
    Amortization of premiums and discounts on
       investment and mortgage-backed securities - net             881               19
     Provision for loan losses                                  22,932            5,155
     Increase in deferred compensation                          13,336           19,084
     ESOP compensation                                          15,000            7,663
     Net gain on sale of securities                            (24,086)         (13,490)
     Unrealized gain on securities held for trade             (128,878)         (48,003)
     Purchase of trading account securities                   (298,575)            --
     Proceeds from sales of trading account securities         124,399          112,000
     Increase (decrease) in deferred income on loans           (17,798)          10,345
     Decrease in accrued and deferred income taxes            (111,880)         (76,813)
     Increase in accrued interest receivable                   (32,601)         (15,981)
     Increase in accrued interest payable                       19,653           31,589
     Change in prepaid and accrued items, net                   54,192          (59,433)
                                                             ---------       ----------

Net cash provided by (for) operating activities                (70,719)         271,279
                                                             ---------       ----------

Cash flows from investing activities:
     Proceeds from maturities of investment securities         500,000          750,000
     Purchase of investment securities                          (1,688)      (3,948,806)
     Proceeds from repayments of mortgage-backed
       securities                                              223,191           74,498
     Purchase of Federal Home Loan Bank stock                 (125,000)            --
     Purchase of loans                                      (6,477,788)        (743,121)
     Loan disbursements                                     (4,892,639)      (4,762,321)
     Loan repayments                                         5,318,230        3,831,645
     Property and equipment expenditures                       (43,159)         (44,845)
                                                             ---------       ----------

Net cash provided by (for) investing activities             (5,498,853)      (4,842,950)
                                                             ---------       ----------

                                   AMB FINANCIAL CORP.
                                    AND SUBSIDIARIES

                    Consolidated Statements of Cash Flows (continued)

Cash flows from financing activities:
     Deposit account receipts                               33,771,382       37,009,209
     Deposit account withdrawals                           (31,742,834)     (30,380,372)
     Interest credited to deposit accounts                     662,718          532,879
     Proceeds from borrowed money                            3,000,000             --
     Increase in advance payments by borrowers
      for taxes and insurance                                  327,721          276,410
     Payment of dividends                                      (62,430)         (59,219)
                                                             ---------       ----------

Net cash provided by financing activities                    5,956,557        7,378,907
                                                             ---------       ----------

Net change in cash and cash equivalents                       (386,985)       2,807,236

Cash and cash equivalents at beginning of period             5,686,955        2,567,367
                                                             ---------       ----------

Cash and cash equivalents at end of period                $  6,073,940        5,374,603
                                                          ============       ==========

Supplemental  disclosure of cash flow  information:
 Cash paid during the period for:
     Interest                                             $  1,020,741          805,309
     Income taxes                                              249,521           50,209

See accompanying notes to consolidated finacial statements.

                               AMB Financial Corp.
                                and Subsidiaries


Notes to Consolidated Financial Statements


1. Statement of Information Furnished

         The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and Article 10 of Regulation S-X, and in the opinion of management contains all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position as of March 31, 1998, the results of operations for the three months ended March 31, 1998 and 1997 and cash flows for the three months ended March 31, 1998 and 1997. These results have been determined on the basis of generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The attached consolidated statements are those of AMB Financial Corp. (the "Holding Company") and its consolidated subsidiaries American Savings, FSB (the "Bank"), the Bank's wholly owned subsidiary NIFCO, Inc. , and wholly owned subsidiary of NIFCO,Inc., Ridge Management, Inc. The results of operations for the three month period ended March 31, 1998 is not necessarily indicative of the results to be expected for the full year.

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

3. Earnings Per Share

         Earnings per share for the three month periods ended March 31, 1998 and 1997 were determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding (see Exhibit 11 attached). Stock options are regarded as common stock equivalents and are considered in diluted earnings per share calculations. Common stock equivalents are computed using treasury stock method. ESOP shares not committed to be released to participants are not considered outstanding for purposes of computing earnings per share amounts. Earnings per share data for the three month period ended March 31, 1997 has been restated for comparative purposes to reflect the implementation of Statement of Financial Accounting Standards No. 128.

4. Impact of New Accounting Standards


         Employers' Disclosures about Pension and Other Employee Benefits. In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits" ("SFAS No. 132"). SFAS No. 132 alters current disclosure requirements regarding pensions and other postretirement benefits in the financial statements of employers who sponsor such benefit plans. The revised disclosure requirements are designed to provide additional information to assist readers in evaluating future costs related to such plans. Additionally, the revised disclosures are designed to provide changes in the components of pension and benefit costs in addition to the year end components of those factors in the resulting asset or liability related to such plans. The statement is effective for fiscal years beginning after December 15, 1997 with earlier application available. The Company has not yet determined the impact of adopting this statement.

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

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

FINANCIAL CONDITION

March 31, 1998 compared to December 31, 1997.

Total assets of the Company increased $6.4 million, or 6.41% to $106.2 million at March 31, 1998 compared to $99.8 million at December 31, 1997. This increase was primarily attributable to the Company's loan growth which was funded by an increase in both deposits and borrowed funds.

At March 31, 1998, cash and cash equivalents increased by $387,000 as liquidity was maintained in anticipation of loan funding and for general operating purposes.

Investment securities available for sale decreased $500,000 to $7.7 million at March 31, 1998 as a result of proceeds from maturing U.S. Treasury securities being utilized for lending purpose.

Loans receivable increased to $83.1 million at March 31, 1998, a $6.0 million or 7.84% increase, as new loan originations of $4.9 million and loan purchases of $6.5 million exceeded loan repayments of $5.3 million. Loan purchases during the first quarter were in one to four family residential first mortgage loans located in the Midwest and Southern sections of the country.

Total deposits at March 31, 1998 increased by $2.7 million or 3.75%, as deposit receipts of $33.8 million and interest credited of $663,000 exceeded withdrawal activity of $31.8 million. This deposit gain was primarily attributable to a special rate 14 month certificate of deposit program.

Borrowed funds, which consist of FHLB of Indianapolis advances, increased $3.0 million to $15.0 million at March 31, 1998. The increase in borrowed funds was utilized to fund loan production during the period.

Stockholders' equity increased $206,000 to $15.0 million at March 31, 1998 from $14.8 million at December 31, 1997. This increase was attributable to net income of $225,000, and normal amortization of RRP and ESOP benefits of $44,000, which was offset by the declaration of dividends on common stock of $63,000.

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

                Comparison of Operating Results for the Quarters
                         Ended March 31, 1998 and 1997.

Net Income. The Company's net income for the three months ended March 31, 1998 decreased $10,000 to $225,000 as compared to $235,000 in the prior year's quarter. This decrease was due primarily to an increase in non- interest expense of $169,000 and an increase in loan loss provision of $18,000 offset by an increase in net interest income of $16,000, an increase in non-interest income of $154,000, and a decrease in income taxes of $6,000.

Interest Income. Total interest income increased $220,000 or 12.98%, for the three months ended March 31, 1998 compared to the prior year's quarter. This increase is chiefly due to the higher volume of interest-earning assets of $12.7 million. This higher volume is due mostly to a higher volume of loans receivable which reflects the Company's aggressive lending efforts. During the quarter ended March 31, 1998, the average yield on interest-earning assets decreased to 7.79% from 7.93% during the prior year's quarter. The decrease in yield on average interest-earning assets was due primarily to current market interest rates.

Interest Expense. Total interest expense increased $203,000 or 24.32% for the three months ended March 31, 1998 compared to the prior year's quarter. The increase was due primarily to an increase of $14.0 million in the average deposits and borrowed money outstanding and, to a lesser extent, by an increase of 21 basis points in the average cost of funds.

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

A provision for loan losses of $23,000 was recorded during the three months ended March 31, 1998 compared to $5,000 for the same quarter a year ago. The increase in the provision for losses on loans was due to the continuing growth in loans receivables. Non-performing loans at March 31, 1998 continue to remain stable, as compared to December 31, 1997, and amount to $326,000 or .39% of net loans receivable. The allowance for loan losses at March 31, 1998 of $433,000 represents 133% of non-performing loans. The Bank will continue to review its allowance for loan losses and make future provisions as economic and regulatory conditions dictate. Although the Bank maintains its allowance for loan losses at a level that it considers to be adequate to provide for losses, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods.

Non-Interest Income. The Company's non-interest income increased $154,000 to $313,000 for the quarter ended March 31, 1998 compared to $159,000 for the same quarter a year ago. The increase was due primarily from gains on the sale of investment securities held for trade of $10,000, an increase in unrealized gain on the Company's trading portfolio of $81,000, and an increase of $34,000 in deposit related fees due in part to an increase in ATM usage fees.

Non-Interest Expense. The Company's non-interest expense increased $169,000 to $799,000 for the quarter ended March 31, 1998 compared to $630,000 for the same quarter a year ago. The increase was primarily the result of increased staffing costs of $81,000, due to bonuses of $44,000, normal salary and benefit increases of $29,000, and the expense recognition of the ESOP of $8,000; additional data processing costs of $9,000, and increases in professional fees of $21,000 and other operating expenses of $58,000 due to growth of the Company's operations.

Provision for Income Taxes. The provision for income taxes decreased $6,000 to $138,000 for the three months ended March 31, 1998 as compared to the prior year quarter due to a decrease in pre-tax income.


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

Federal regulations require the Bank to maintain minimum levels of liquid assets. The required percentage has varied from time to time based upon economic conditions and savings flows and is currently 5% of net withdrawable savings deposits and borrowings payable on demand or in one year or less during the preceding calendar month. Liquid assets for purposes of this ratio include cash, certain time deposits, U.S. Government, government agency and corporate securities and other obligations generally having remaining maturities of less than five years. The Bank has historically maintained its liquidity ratio for regulatory purposes at levels in excess of those required. At March 31, 1998, the Bank's liquidity ratio for regulatory purposes was 15.67%.

The Company's most liquid assets are cash and cash equivalents, which consist of interest-bearing deposits and short-term highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash. The level of these assets is dependent on the Company's operating, financing and investing activities during any given period. At March 31, 1998 and December 31, 1997 cash and cash equivalents totaled $6.1 million and $5.7 million respectively.

Liquidity management for the Company is both a daily and long-term function of the Company's management strategy. Excess funds are generally invested in short-term investments, such as overnight deposits. If the Company requires funds beyond its ability to generate them internally, additional funds are available through FHLB advances.

The Company anticipates that it will have sufficient funds available to meet current commitments. At March 31, 1998 the Company has outstanding loan commitments totaling $1.7 million and unused lines of credit granted totaling $5.0 million.

Federally insured savings associations, such as the Bank, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations. These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The OTS is also authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis.

At March 31, 1998, the Bank had core capital equal to $9.7 million, or 9.37% of adjusted total assets which was $5.5 million above the minimum leverage ratio requirement of 4% in effect on that date. The Bank had total capital of $10.1 million (including $9.7 million in core capital and $400,000 in qualifying supplementary capital) and risk-weighted assets of $57.0 million; or total risk-based capital of 17.7% of risk-weighted assets at March 31, 1998. This amount was $5.5 million above the 8% requirement in effect on that date.

Non-Performing Assets

         The following table sets forth the amounts and categories of non-performing assets in the Company's portfolio. Loans are reviewed monthly and any loan whose collectibility is doubtful is placed on non-accrual status. Loans are placed on non-accrual status when principal and interest is 90 days or more past due, unless, in the judgement of management, the loan is well collateralized and in the process of collection. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. Restructured loans include troubled debt restructuring (which involved forgiving a portion of interest or principal on any loans or making loans at a rate materially less than the market rate). At March 31, 1998, the Company had no restructured loans.

                                                    March 31,     December 31,
                                                     1998            1997
                                                   --------      ---------
                                                     (Dollars in Thousands)
Non- accruing loans:
     One to four family                                321            282
     Multi- family                                       0             21
     Non- residential                                  ---            ---
     Construction                                      ---            ---
     Consumer                                            5              5
                                                   --------      ---------

Total                                                  326            308
                                                   --------      ---------

Foreclosed assets:
     One to four family                                 27             27
     Multi-family                                      ---            ---
     Non-residential                                   ---            ---
     Construction                                      ---            ---
     Consumer                                          ---            ---
                                                   --------      ---------

Total                                                   27             27
                                                   --------      ---------

Total non- performing assets                           353            335
                                                   ========      =========

Total as a percentage of total assets                 0.33%          0.34%
                                                   ========      =========

For the three months period ended March 31, 1998, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $2,000.

In addition to the non-performing assets set forth in the table above, as of March 31, 1998, there were no loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non- performing asset categories.

Management has considered the Company's non-performing and "of concern" assets in establishing its allowance for loan losses.


                               Recent Developments


The Company declared a cash dividend of $.07 per share, payable on May 22, 1998 to shareholders of record on May 8, 1998.

The Company announced that it has provided notice to the Offices of Thrift Supervision (the OTS) of its intent to repurchase 5% of the outstanding shares of common stock in the open market over a twelve month period. Subject to no objection by the OTS, the shares will be purchased at prevailing market prices from time to time depending upon market conditions. The repurchased shares will become treasury stock.

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

                  None.

Item 3.           DEFAULTS UPON SENIOR SECURITIES

                  None.

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                           The following items were presented to shareholders at
                  the Company's Annual Meeting on April 22, 1998:

                           1. The election of Ronald W. Borto and John C. McLaughlin to serve as directors for terms of three years or until successors have been elected and qualified.

                           2. The  ratification  of the  appointment  of Cobitz,
                  VandenBerg & Fennessy as auditors for the Company for the fiscal year ending December 31, 1998.

                           Both of the above items were approved by shareholders
                  at the meeting. The election of Ronald W. Borto was approved by a vote of 869,013 in favor and 1,508 withheld. The election of John C. McLaughlin was approved by a vote of 869,013 in favor and 1,508 withheld. The appointment of Cobitz, VandenBerg & Fennessy was ratified by vote of 868,921 in favor, 1,100 against and 500 abstaining.

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



DATE: April 30, 1998

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