Form 10-Q
period 1998-06-30
AMB FINANCIAL CORP
filed 1998-07-31
CIK 915393

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ----------------------------


                                   FORM 10-Q




(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1998


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


     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]


     As of July 30, 1998 there were 1,124,125 shares of the Registrant's common stock issued and 915,609 shares outstanding.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

                               AMB FINANCIAL CORP.

                                    FORM 10-Q

                                TABLE OF CONTENTS

Part I.           FINANCIAL INFORMATION

         Item 1.  Financial Statements

                           Consolidated Statements of Financial Condition at June 30, 1998 (Unaudited) and December 31, 1997

                           Consolidated Statements of Earnings for the three and six months ended June 30, 1998 and 1997 (unaudited)

                           Consolidated Statements of Changes in
                           Stockholders Equity, six months ended
                           June 30, 1998 (unaudited)

                           Consolidated Statements of Cash Flow for the six months ended June 30, 1998 and 1997 (unaudited)

                           Notes to Consolidated Financial Statements

         Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations

Part II.          OTHER INFORMATION

                  Signatures

                  Index of Exhibits

                  Earnings Per Share Analysis (Exhibit 11)

                  Financial Data Schedule (Exhibit 27)

                                       AMB FINANCIAL CORP.
                                         AND SUBSIDIARIES

                          Consolidated Statements of Financial Condition


                                                                     June 30,        December 31,
                                                                       1998               1997
                                                                   -----------        ----------
                                                                     unaudited
Assets
Cash and amounts due from depository institutions ...........        3,102,630         2,510,527
Interest-bearing deposits ...................................        2,082,302         3,176,428
                                                                   -----------        ----------
     Total cash and cash equivalents ........................        5,184,932         5,686,955
Investment securities, available for sale, at fair value ....        6,451,090         8,213,614
Trading securities ..........................................        2,920,151         2,412,967
Mortgage backed securities, available for sale, at fair value        3,026,445         3,494,035
Loans receivable (net of allowance for loan losses:
     $457,342 at June 30, 1998 and
     $410,383 at December 31, 1997) .........................       87,349,476        77,093,229
Investment in LTD Partnership ...............................        1,391,454              --
Real Estate Owned ...........................................             --              27,481
Stock in Federal Home Loan Bank of Indianapolis .............        1,034,500           725,400
Accrued interest receivable .................................          578,201           533,509
Office properties and equipment- net ........................          459,345           471,730
Prepaid expenses and other assets ...........................        2,942,891         1,136,860
                                                                   -----------        ----------

     Total assets ...........................................      111,338,485        99,795,780
                                                                   ===========        ==========

Liabilities and Stockholders' Equity

Liabilities
Deposits ....................................................       75,699,542        71,700,126
Borrowed money ..............................................       18,683,000        12,000,000
Notes Payable ...............................................        1,391,454              --
Advance payments by borrowers for taxes and insurance .......          496,958           383,237
Other liabilities ...........................................          949,800           942,134
                                                                   -----------        ----------
     Total liabilities ......................................       97,220,754        85,025,497
                                                                   -----------        ----------

                                       AMB FINANCIAL CORP.
                                         AND SUBSIDIARIES

                          Consolidated Statements of Financial Condition
                                           (continued)


                                                                     June 30,        December 31,
                                                                       1998               1997
                                                                   -----------        ----------
                                                                     unaudited
Stockholders' Equity

Preferred stock, $.01 par value; authorized
     100,000 shares; none outstanding .......................             --                --
Common Stock, $.01 par value; authorized 1,900,000 shares;
     1,124,125 shares issued and 915,609 shares outstanding
    at June 30, 1998 and 963,798 shares outstanding at ......           11,241            11,241
   December 31, 1997
Additional paid- in capital .................................       10,751,368        10,717,068
Retained earnings, substantially restricted .................        7,554,979         7,357,250
Accumulated other comprehensive income ......................           74,296            71,061
Treasury stock, at cost (208,516 and 160,327  shares at
     June 30, 1998 and December 31, 1997) ...................       (3,168,760)       (2,223,051)
Common stock acquired by Employee Stock Ownership Plan ......         (719,440)         (719,440)
Common stock awarded by Recognition and Retention Plan ......         (385,953)         (443,846)
                                                                   -----------        ----------
     Total stockholders' equity .............................       14,117,731        14,770,283
                                                                   -----------        ----------

Total liabilities and stockholders' equity ..................      111,338,485        99,795,780
                                                                   ===========        ==========

                                              AMB FINANCIAL CORP.
                                                AND SUBIDIARIES

                                      Consolidated Statements of Earnings

                                                 Three Months     Three Months    Six Months     Six Months
                                                     Ended            Ended          Ended          Ended
                                                   June 30,         June 30,       June 30,       June 30,
                                                     1998             1997           1998           1997
                                                   ---------         -------      ---------       ---------
                                                  unaudited        unaudited      unaudited      unaudited
Interest income
     Loans ..................................      1,708,971       1,469,695      3,359,690       2,892,086
     Mortgage-backed securities .............         51,679          66,315        109,246         134,301
     Investment securities ..................        104,783         171,063        230,220         330,580
     Interest-bearing deposits ..............         57,109          36,791        119,248          67,969
     Dividends on FHLB stock ................         17,425          12,431         32,836          22,992
                                                   ---------         -------      ---------       ---------
          Total interest income .............      1,939,967       1,756,295      3,851,240       3,447,928
                                                   ---------         -------      ---------       ---------
Interest expense
     Deposits ...............................        861,508         739,591      1,699,326       1,440,123
     Borrowings .............................        244,543         176,368        447,119         312,734
                                                   ---------         -------      ---------       ---------
          Total interest expense ............      1,106,051         915,959      2,146,445       1,752,857
                                                   ---------         -------      ---------       ---------

          Net interest income before
            provision for loan losses........        833,916         840,336      1,704,795       1,695,071
Provision for loan losses ...................         29,923          26,270         52,855          31,425
                                                   ---------         -------      ---------       ---------
          Net interest income after
            provision for loan losses........        803,993         814,066       1,651,940      1,663,646
                                                   ---------         -------      ---------       ---------
Non-interest income:
     Loan fees and service charges ..........         37,864          23,386         74,656          45,274
     Commission income ......................         13,225          32,399         18,105          42,285
     Deposit related fees ...................         81,047          64,622        154,556         103,941
     Gain on sale of investment
      securities available for sale .........         11,338          17,524         11,338          17,524
     Gain on sale of trading securities .....           --              --           24,086          13,490
     Unrealized gain on trading
      securities ............................        (71,435)        117,811         57,443         165,814
     Gain (loss) on sale
      of real estate owned ..................         (1,697)           --           (1,697)          1,828
     Other income ...........................         29,490          17,968         49,458          42,115
                                                   ---------         -------      ---------       ---------
          Total non-interest income .........         99,832         273,710        387,945         432,271
                                                   ---------         -------      ---------       ---------

                                              AMB FINANCIAL CORP.
                                                AND SUBIDIARIES

                                      Consolidated Statements of Earnings
                                                 (continued)

                                                 Three Months     Three Months    Six Months     Six Months
                                                     Ended            Ended          Ended          Ended
                                                   June 30,         June 30,       June 30,       June 30,
                                                     1998             1997           1998           1997
                                                   ---------         -------      ---------       ---------
                                                  unaudited        unaudited      unaudited      unaudited
Non-interest expense:
     Staffing costs .........................        348,613         318,213        729,021         617,404
     Advertising ............................         19,576          27,502         42,906          52,059
     Occupancy and equipment expense ........         84,048          90,258        171,371         178,054
     Data processing ........................         90,427          90,672        180,991         172,362
     Federal deposit insurance premiums .....         11,123           9,861         22,712          20,284
     Other operating expenses ...............        174,578         149,303        355,144         275,433
                                                   ---------         -------      ---------       ---------
          Total non-interest expense ........        728,365         685,809      1,502,145       1,315,596
                                                   ---------         -------      ---------       ---------

Net income before income taxes ..............        175,460         401,967        537,740         780,321
Provision for federal and state
  income taxes ..............................         80,884         156,733        218,525         300,540
                                                   ---------         -------      ---------       ---------

          Net income ........................         94,576         245,234        319,215         479,781
                                                  ==========      ==========     ==========      ==========
Earnings per share- basic ...................     $     0.11      $     0.27     $     0.36      $     0.50
Earnings per share- diluted .................     $     0.11      $     0.27     $     0.35      $     0.50

See accompanying notes to consolidated financial statements.

                                                         AMB FINANCIAL CORP.
                                                           AND SUBIDIARIES

                                     Consolidated Statements of Changes in Stockholders' Equity

                                                                  Accumulated                    Common        Common
                                         Additional                  Other                        Stock         Stock
                                Common    Paid-in     Retained    Comprehensive    Treasury      Acquired      Awarded
                                Stock     Capital     Earnings       Income         Stock         by ESOP       by RRP       Total
                                -----     -------     --------       ------         -----         -------       ------       -----
Balance at December 31, 1997    11,241   10,717,068   7,357,250       71,061      (2,223,051)    (719,440)    (443,846)  14,770,283

Comprehensive income:
  Net income                                            319,215                                                             319,215
  Adjustment of securities
      available for sale to fair
      value, net of tax effect                                         3,235                                                  3,235
                                ------   ----------   ---------       ------      ----------     --------     --------   ----------
Comprehensive income                 0            0     319,215        3,235               0            0            0      322,450

Amortization of award of
    RRP stock                                                                                                   57,893       57,893
ESOP compensation adjustment                 34,300                                                                          34,300
Purchase of treasury stock                                                          (945,709)                              (945,709)
Dividends declared on
    common stock                                       (121,486)                                                           (121,486)
                                ------   ----------   ---------       ------      ----------     --------     --------   ----------

Balance at June 30, 1998        11,241   10,751,368   7,554,979       74,296      (3,168,760)    (719,440)    (385,953)  14,117,731
                                ======   ==========   =========       ======      ==========     ========     ========   ==========

                                       AMB FINANCIAL CORP.
                                        AND SUBSIDIARIES

                              Consolidated Statements of Cash Flows


                                                                     Six Months Ended June 30,
                                                                 ------------------------------
                                                                     1998                1997
                                                                 ------------         ---------
                                                                              (unaudited)
Cash flows from operating activities:
  Net income ...............................................     $    319,215           479,781
  Adjustments to reconcile net income to
    net cash from operating activities:
    Depreciation ...........................................           75,585            76,466
    Amortization of premiums and discounts on
       investment and mortgage-backed securities - net......            3,910               493
    Amortization of cost of stock benefit plans ............           57,893            57,893
     Increase in deferred compensation .....................           26,998            39,936
     ESOP compensation .....................................           34,300            17,010
     Provision for loan losses .............................           52,855            31,425
     Gain on sale of investment securities .................          (11,338)          (17,524)
     Gain on sale of trading account securities ............          (24,086)          (13,490)
     Unrealized gain on trading account securities..........          (57,443)         (165,814)
     Purchase of trading account securites .................         (550,054)         (703,649)
     Proceeds from sales of trading account securities .....          124,399           112,000
     Increase (decrease) in deferred income on loans .......          (51,109)            2,765
     Increase (decrease) in current and deferred
       income taxes.........................................         (160,996)           96,223
     Increase in accrued interest receivable ...............          (44,692)           (8,868)
     Increase in accrued interest payable ..................           38,317            24,221
     Other, net ............................................         (162,359)         (231,830)
                                                                 ------------         ---------

Net cash provided for operating activities .................         (328,605)         (202,962)
                                                                 ------------         ---------

Cash flows from investing activities:
     Proceeds from maturities of investment
       securities ..........................................        2,375,000           750,000
     Proceeds from sale of investment securities ...........           11,338         3,514,689
     Purchase of investment securities .....................         (617,299)       (3,990,899)
     Proceeds from repayments of mortgage-backed
       securities ..........................................          473,894           200,455
     Purchase of Federal Home Loan Bank stock ..............         (309,100)         (179,400)
     Purchase of life insurance policies ...................       (1,515,000)             --
     Purchase of loans .....................................       (8,969,935)       (1,446,535)
     Loan disbursements ....................................      (12,908,140)      (10,974,740)
     Loan repayments .......................................       11,620,082         8,777,489
     Property and equipment expenditures ...................          (63,200)          (85,096)
                                                                 ------------         ---------

Net cash provided for investing activities .................       (9,902,360)       (3,434,037)
                                                                 ------------         ---------

                                       AMB FINANCIAL CORP.
                                        AND SUBSIDIARIES

                              Consolidated Statements of Cash Flows
                                          (continued)


                                                                     Six Months Ended June 30,
                                                                 ------------------------------
                                                                     1998                1997
                                                                 ------------         ---------
                                                                              (unaudited)
Cash flows from financing activities:
     Deposit account receipts ..............................       71,133,861        70,787,479
     Deposit account withdrawals ...........................      (68,506,231)      (66,927,323)
     Interest credited to deposit accounts .................        1,371,786         1,211,853
     Proceeds from borrowed money ..........................        6,683,000         5,000,000
     Repayment of borrowed money ...........................                -        (1,000,000)
     Increase in advance payments by borrowers
      for taxes and insurance ..............................          113,721            47,907
     Payment of dividends ..................................         (121,486)         (115,234)
     Purchase of treasury stock ............................         (945,709)       (1,498,334)
                                                                 ------------         ---------
Net cash provided by financing activities ..................        9,728,942         7,506,348
                                                                 ------------         ---------

Net change in cash and cash equivalents ....................         (502,023)        3,869,349

Cash and cash equivalents at beginning of period............        5,686,955         2,567,367
                                                                 ------------         ---------

Cash and cash equivalents at end of period .................     $  5,184,932         6,436,716
                                                                 ============         =========
  Cash paid during the period for:
     Interest ..............................................     $  2,108,128         1,728,636
     Income taxes ..........................................          379,521           180,409
Non-cash investing activities:
  Transfer of loans to real estate owned ...................                -            92,519

 See notes to consolidated financial statements.

                               AMB Financial Corp.
                                And Subsidiaries

Notes to Consolidated Financial Statements

1.    Statement of Information Furnished

              The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and Article 10 of Regulation S-X, and in the opinion of management contains all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position as of June 30, 1998, the results of operations for the three and six months ended June 30, 1998 and 1997 and cash flows for the six months ended June 30, 1998 and 1997. These results have been determined on the basis of generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. The attached consolidated statements are those of AMB Financial Corp. (the "Holding Company") and its consolidated subsidiaries American Savings, FSB (the "Bank"), the Bank's wholly owned subsidiary NIFCO, Inc., and the wholly owned subsidiary of NIFCO, Inc., Ridge Management, Inc. The results of operations for the three and six month periods ended June 30, 1998 is not necessarily indicative of the results to be expected for the full year.

2.    Mutual to Stock Conversion

              In December 1995, the Bank's Board of Directors approved a Plan of Conversion (the "Conversion"), providing for the Bank's conversion from a federally chartered mutual savings to a federally chartered stock savings bank with the concurrent formation of a holding company. The Holding Company issued 1,124,125 shares of $.01 par value common stock at $10.00 per share, for an aggregate price of $11,241,250. The Conversion and sale of 1,124,125 shares of common stock of the Holding Company was completed on March 29, 1996. Net proceeds to the Company, after conversion expenses, totaled approximately $10,658,000.

3.    Earnings Per Share

              Earnings per share for the three and six month periods ended June 30, 1998 and 1997 were determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding (see Exhibit 11 attached). Stock options are regarded as common stock equivalents and are considered in diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method. ESOP shares not committed to be released to participants are not considered outstanding for purposes of computing earnings per share amounts. Earnings per share data for the three and six month period ended June 30, 1997 have been restated for comparative purposes to reflect the implementation of Statement of Financial Accounting Standards No. 128.

4.    Impact of New Accounting Standards

              Employers' Disclosure about Pension and Other Employee Benefits. In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employer's Disclosures about Pension and Other Postretirement Benefits" ("SFAS No. 132"). SFAS No. 132 alters current disclosure requirements regarding pensions and other postretirement benefits in the financial statements of employers who sponsor such benefit plans. The revised disclosure requirements are designed to provide additional information to assist readers in evaluating future costs related to such plans. Additionally, the revised disclosures are designed to provide changes in the components of pension and benefits costs in addition to the year end components of those factors in the resulting asset or liability related to such plans. The statement is effective for fiscal year beginning after December 15, 1997 with earlier application available. The Company has not yet determined the impact of adopting this statement.

              The foregoing does not constitute a comprehensive summary of all material changes or developments affecting the manner in which the Company keeps its books and records and performs its financial accounting responsibilities. It is intended only as a summary of some of the recent pronouncements made by the FASB, which are of particular interest to financial institutions.


                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

                               FINANCIAL CONDITION

                   June 30, 1998 compared to December 31, 1997

              Total assets of the Company increased $11.5 million, or 11.57% to $111.3 million at June 30, 1998 compared to $99.8 million at December 31, 1997. This increase was primarily attributable to the Company's loan growth which was funded by an increase in both deposits and borrowed funds.

              Cash and cash equivalents totaled a combined $5.2 million at June 30, 1998, a decrease of $502,000 from the combined balance of $5.7 million at December 31, 1997.

              Investment securities available for sale decreased $1.8 million to $6.5 million at June 30, 1998 as a result of proceeds from maturing U.S. Treasury securities being utilized for lending purpose.

              Loans receivable increased to $87.3 million at June 30, 1998, a $10.3 million or 13.3% increase, as new loan originations of $12.9 million and loan purchases of $9.0 million exceeded loan repayments of $11.6 million. Loan purchases during the first six months of 1998 were primarily in one to four family residential first mortgage loans.

              Total deposits at June 30, 1998 increased by $4.0 million or 5.58 %, as deposit receipts of $71.1 million and interest credited of $1.4 million exceeded withdrawal activity of $68.5 million. This deposit gain was primarily attributable to a special rate 13 and 14 month certificate of deposit program.

              Borrowed funds, which consist of FHLB of Indianapolis advances, increased $6.7 million to $18.7 million at June 30, 1998. The increase in borrowed funds was utilized to fund loan production during the period.

              Stockholders' equity decreased $653,000 to $14.1 million at June 30, 1998 from $14.8 million at December 31, 1997. This decrease was attributable to the purchase of treasury stock of $946,000, and the payment of dividends on common stock of $121,000, which was offset by net income of $319,000, an increase in net unrealized gain on securities available for sale of $3,000, and normal amortization of RRP and ESOP benefits of $92,000.

                              Results of Operations

     The Company's results of operations depend primarily upon the level of net income, which is the difference between the interest income earned on its interest-earning assets such as loans and investments, and the costs of the Company's interest-bearing liabilities, primarily deposits and borrowings. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them, respectively. Results of operations are also dependent upon the level of the Company's non-interest income, including fee income and service charges, and affected by the level of its non-interest expenses, including its general and administrative expenses.

     Comparison of Operating Results for the Quarters
     Ended June 30, 1998 and 1997

     Net Income. The Company's net income for the three months ended June 30, 1998 decreased $150,000 to $95,000 as compared to $245,000 in the prior year's quarter. This decrease was due to a decrease in non-interest income of $174,000, a decrease in net interest income of $6,000, an increase in non-interest expense of $42,000, and an increase in loan loss provision of $4,000, offset by a decrease in income taxes of $76,000.

     Interest Income. Total interest income increased $184,000 or 10.46%, for the three months ended June 30, 1998 compared to the prior year's quarter. This increase is chiefly due to the higher volume of interest-earning assets of $12.8 million. This higher volume is due mostly to a higher volume of loans receivable which reflects the Company's aggressive lending efforts. During the quarter ended June 30, 1998, the average yield on interest-earning assets decreased to 7.71% from 7.94% during the prior year's quarter. The decrease in yield on average interest-earning assets was due primarily to reduced market interest rates.

     Interest Expense. Total interest expense increased $190,000 or 20.75%, for the three months ended June 30, 1998 compared to the prior year's quarter. The increase was due primarily to an increase of $13.0 million in the average deposits and borrowed money outstanding and, to a lesser extent, by an increase of 16 basis points in the average cost of funds.

     Provision for Loan Losses. The determination of the allowance for loan losses involves material estimates that are susceptible to significant change in the near term. The allowance for loan losses is maintained at a level deemed adequate to provide for losses through charges to operating expense. The allowance is based upon past loss experience and other factors which, in management's judgement, deserve current recognition in estimating losses. Such other factors considered by management include growth and composition of the loan portfolio, the relationship of the allowance for losses to outstanding loans, and economic conditions.

     A provision for loan losses of $30,000 was recorded during the three months ended June 30, 1998 compared to $26,000 for the same quarter a year ago. The increase in the provision for losses on loans was due to the continuing growth in loans receivable. Non-performing loans at June 30, 1998 continue to remain stable, as compared to December 31, 1997, and amounted to $213,000 or .19% of net loans receivable. The allowance for loan losses at June 30, 1998 of $457,000 represents 215% of non-performing loans.

     The Bank will continue to review its allowance for loan losses and make future provisions as economic and regulatory conditions dictate. Although the Bank maintains its allowance for loan losses at a level that it considers adequate to provide for losses, there can be no assurance that future losses will not exceed estimated amounts of that additional provisions for loan losses will not be required in future periods.

     Non-Interest Income. The Company's non-interest income decreased $174,000 to $100,000 for the quarter ended June 30, 1998 compared to $274,000 for the same quarter a year ago. The decrease was due primarily as a result of decreases in unrealized gains on the Company's trading portfolio of $189,000 reflecting a general market downturn in banking and thrift equity security prices which comprise the Company's trading portfolio, a decease of $19,000 in commissions from the sale of various financial products by the Bank's wholly owned subsidiary Nifco, and a $6,000 decrease in gains on sale of securities available for sale, offset by an increase of $15,000 in loan fees and service charges, a $16,000 increase in deposit related fees due to increases in ATM usage fees, and $11, 000 increase in other income.

     Non-Interest Expense. The Company's non-interest expense increased $42,000 to $728,000 for the quarter ended June 30, 1998 compared to $686,000 for the same quarter a year ago. The increase was primarily the result of increased staffing costs of $30,000 due to normal salary and benefit increases, and other operating expenses of $25,000 due to expanded product offerings and the overall growth of the Company's operations offset by a decrease in advertising costs of $8,000 and a decrease in occupancy and equipment expense of $6,000.

     Provision for Income Taxes. The provision for income taxes decreased $76,000 to $81,000 for the three months ended June 30, 1998 as compared to the prior year quarter due to a decrease in pre-tax income.


               Comparison of Operating Results for the Six Months
                          Ended June 30, 1998 and 1997

     Net Income. The Company's net income for the six months ended June 30, 1998 decreased $161,000 to $319,000 as compared to $480,000 in the prior period. This decrease was due to an increase in non-interest expense of $186,000, a decrease in non-interest income of $45,000, and an increase in loan loss provision of $22,000, offset by an increase in net interest income of $10,000 and a decrease in income taxes of $82,000.

     Interest Income. Total interest income increased $403,000 or 11.70%, for the six months ended June 30, 1998 compared to the prior year. This increase is chiefly due to the higher volume of interest-earning assets of $12.5 million. This higher volume is due mostly to a higher volume of loans receivable which reflects the Company's aggressive lending efforts. During the six months ended June 30, 1998, the average yield on interest-earning assets decreased to 7.75% from 7.93% during the prior year's period. The decrease in yield on average interest-earning assets was due primarily to current market interest rates.

     Interest Expense. Total interest expense increased $393,000 or 22.45% for the six months ended June 30, 1998 compared to the prior year's period. The increase was due primarily to an increase of $13.5 million in the average deposits and borrowed money outstanding and, to a lesser extent, by an increase of 18 basis points in the average cost of funds.

     Provision of Loan Losses. The determination of the allowance for loan losses involves material estimates that are susceptible to significant change in the near term. The allowance for loan losses is maintained at a level deemed adequate to provide for losses through charges to operating expense. The allowance is based upon past loss experience and other factors which, in management's judgement, deserve current recognition in estimating losses. Such other factors considered by management include growth and composition of the loan portfolio, the relationship of the allowance for losses to outstanding loans, and economic conditions.

     A provision for loan losses of $53,000 was recorded during the six months ended June 30, 1998 compared to $31,000 for the same period a year ago. The increase in the provision for losses was due to the continuing growth in loans receivables. The Bank will continue to review its allowance for loan losses and make future losses at a level that it considers to be adequate to provide for losses, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in the future periods.

     Non-Interest Income. The Company's non-interest income decreased $45,000 to $388,000 for the six months ended June 30, 1998 compared to $433,000 for the same period a year ago. The decrease was primarily due to a decrease of $108,000 in unrealized gains on the Company's trading portfolio and a decrease of $24,000 in commissions from the sale of various financial products by the Bank's wholly owned subsidiary, NIFCO offset in part by an increase in loan fees and service charges of $29,000, and an increase of $51,000 in deposit related fees due in part to increases in ATM usage fees.

     Non-Interest Expense. The Company's non-interest expense increased $186,000 to $1.5 million for the six months ended June 30, 1998 compared to $1.3 million for the same period a year ago. The increase was primarily the result of increased staffing costs of $112,000 due to bonuses of $44,000, normal salary and benefit increases of $49,000, and the expense recognition of benefit plans of $19,000, and an increase in other operating expenses of $80,000 due to the continuing growth of the Company's operations.

     Provision for Income Taxes. The provision for income taxes decreased $82,000 to $219,000 for the six months ended June 30, 1998 as compared to the prior year period due to a decrease in pre-tax income.

                         Liquidity and Capital Resources

     The  Company's  principal  sources  of funds are  deposits,  proceeds  from principal and interest payments on loans (including mortgage-backed securities), sales or maturities of investment securities, advances from the FHLB of Indianapolis and income from operations. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan repayments are more influenced by interest rates, floors and caps on loan rates, general economic conditions and competition. The primary business activity of the Company, that of making conventional mortgage loans on residential housing, is likewise affected by economic conditions.

     Current Office of Thrift Supervision regulations require the Bank to maintain cash and eligible investments in an amount equal to at least 4% of short term customer accounts and borrowings to assure its ability to meet demands for withdrawals and repayment of short term borrowings. Liquid assets for purposes of this ratio include cash, certain time deposits, U.S. Government, government agency and corporate securities and other obligations generally having remaining maturities of less than five years. The Bank has historically maintained its liquidity ratio for regulatory purposes at levels in excess of those required. At June 30, 1998, the Bank's liquidity ratio for regulatory purposes was 13.22%.

     The Company's most liquid assets are cash and cash equivalents, which consist of interest-bearing deposits and short-term highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash. The level of these is dependent on the Company's operating, financing and investing activities during any given period. At June 30, 1998 and December 31, 1997 cash and cash equivalents totaled $5.2 million and $5.7 million respectively.

     Liquidity management for the Company is both a daily and long-term function of the Company's management strategy. Excess funds are generally invested in short-term investments, such as overnight deposits. If the Company requires funds beyond its ability to generate them internally, additional funds are available through FHLB advances.

     The Company anticipates that it will have sufficient funds available to meet current commitments. At June 30, 1998 the Company has outstanding loan commitments totaling $329,000 and unused lines of credit granted totaling $5.2 million.

     Federally insured savings associations, such as the Bank, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations. These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The OTS is also authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis.

     At June 30, 1998, the Bank had core capital equal to $9.9 million, or 9.21% of adjusted total assets which was $5.6 million above the minimum leverage ratio requirement of 4% in effect on that date. The Bank had total capital of $10.3 million (including $9.9 million in core capital and $400,000 in qualifying supplementary capital) and risk-weighted assets of $62.0 million at June 30, 1998; or total risk-based capital of 16.29% of risk-weighted assets at June 30, 1998. This amount was $5.3 million above the 8% requirement in effect on that date.

                              Non-Performing Assets

        The following table sets forth the amounts and categories of non-performing assets in the Company's portfolio. Loans are reviewed monthly and loan whose collectibility is doubtful is placed on non-accrual status. Loans are placed on non-accrual status when principal and interest is 90 days or more past due, unless, in the judgement of management, the loan is well collateralized and in the process of collection. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. Restructured loans include troubled debt restructuring (which involved forgiving a portion of interest principal on any loans or making loans at a rate materially less than the market

                                                          June 30,     December 31,
                                                            1998           1997
                                                            ----           ----
                                                           (Dollars in thousands)
Non- accruing loans:
     One to four family ............................          212           282
     Multi- family .................................          --             21
     Non- residential ..............................          --            --
     Construction ..................................          --            --
     Consumer ......................................            1             5
                                                              ---           ---

Total ..............................................          213           308
                                                              ---           ---

Foreclosed assets:
     One to four family ............................          --             27
     Multi-family ..................................          --            --
     Non-residential ...............................          --            --
     Construction ..................................          --            --
     Consumer ......................................          --            --
                                                              ---           ---

Total ..............................................            0            27
                                                              ---           ---

Total non- performing assets .......................          213           335
                                                              ===           ===

Total as a percentage of total assets ..............          0.19%         0.34%
                                                              ===           ===


     For the six months period ended June 30, 1998, gross interest which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $1,000.

     In addition to the non-performing assets set forth in the table above, as of June 30, 1998, there were no loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

     Management has considered the Company's non-performing and "of concern" assets in establishing its allowance for loan losses.

     Year 2000 Compliance. The Company utilizes and is dependent upon data processing systems and software to conduct its business. The data processing systems and software include those developed and maintained by the Company's third-party data processing vendor and purchased software which is run on in-house computer networks. During the previous fiscal year, the Company initiated a review and assessment of all hardware and software to confirm that it will function properly in the year 2000. To date, those vendors which have been contacted have indicated that their hardware or software is or will be Year 2000 compliant in time frames that meet regulatory requirements. The costs associated with the compliance efforts are not expected to have a significant impact on the Company's ongoing results of operations.

                               Recent Developments

     The Company declared a cash dividend of $.07 per share, payable on August 21, 1998 to shareholders of record on August 7, 1998.

                           PART 11 - OTHER INFORMATION



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

                  None.

Item 5.  OTHER INFORMATION

                  Not applicable.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

                   (a) Computation of earnings per share (Exhibit 11 filed herewith)

                   (b) Financial Data Schedule (Exhibit 27 filed herewith)

                   (c) No reports on Form 8-K were filed this quarter

                                   SIGNATURES

         Pursuant to the requirements of Section 13 and 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       AMB FINANCIAL CORP.
                                            Registrant


Date: July 30, 1998

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