Form 10-Q
period 1998-09-30
AMB FINANCIAL CORP
filed 1998-11-02
CIK 915393

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ----------------------------


                                   FORM 10-Q




(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1998


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


     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]


     As of October 28, 1998 there were 1,124,125 shares of the Registrant's common stock issued and 869,829 shares outstanding.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

                                    FORM 10-Q

                                TABLE OF CONTENTS



Part I.           FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Consolidated Statements of Financial Condition at September 30, 1998 (Unaudited) and December 31, 1997

                 Consolidated Statements of Earnings for the three and nine months ended September 30, 1998 and 1997 (unaudited)

                 Consolidated Statements of Changes in
                 Stockholders Equity, nine months ended
                 September 30, 1998 (unaudited)

                 Consolidated Statements of Cash Flow for the nine months ended September 30, 1998 and 1997
                 (unaudited)

                 Notes to Consolidated Financial Statements

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II.         OTHER INFORMATION

                 Signatures

                 Index of Exhibits

                 Earnings Per Share Analysis (Exhibit 11)

                 Financial Data Schedule (Exhibit 27)

                               AMB FINANCIAL CORP.
                                AND SUBSIDIARIES

                 Consolidated Statements of Financial Condition

                                                                  September 30,     December 31,
                                                                      1998              1997
                                                                  ------------      ------------
                                                                   unaudited
Assets
------
Cash and amounts due from depository institutions                    1,952,783         2,510,527
Interest-bearing deposits                                            6,321,924         3,176,428
                                                                  ------------      ------------
     Total cash and cash equivalents                                 8,274,707         5,686,955

Investment securities, available for sale, at fair value             6,617,853         8,213,614
Trading securities                                                   2,426,101         2,412,967
Mortgage backed securities, available for sale, at fair value        2,913,095         3,494,035
Loans receivable (net of allowance for loan losses:
     $489,158 at September 30, 1998 and
     $410,383 at December 31, 1997)                                 91,745,150        77,093,229
Investment in LTD Partnership                                        1,384,676              --
Real Estate Owned                                                         --              27,481
Stock in Federal Home Loan Bank of Indianapolis                      1,384,200           725,400
Accrued interest receivable                                            585,395           533,509
Office properties and equipment- net                                   429,340           471,730
Prepaid expenses and other assets                                    2,907,414         1,136,860
                                                                  ------------      ------------
     Total assets                                                  118,667,931        99,795,780
                                                                  ============      ============


                               AMB FINANCIAL CORP.
                                AND SUBSIDIARIES

                 Consolidated Statements of Financial Condition

                                                                  September 30,     December 31,
                                                                      1998              1997
                                                                  ------------      ------------
                                                                   unaudited
Liabilities and Stockholders' Equity
------------------------------------

Liabilities
-----------

Deposits                                                            76,837,882        71,700,126
Borrowed money                                                      25,683,000        12,000,000
Notes Payable                                                        1,391,454              --
Advance payments by borrowers for taxes and insurance                  768,502           383,237
Other liabilities                                                      710,623           942,134
                                                                  ------------      ------------
     Total liabilities                                             105,391,461        85,025,497
                                                                  ------------      ------------

Stockholders' Equity
--------------------

Preferred stock, $.01 par value; authorized
     100,000 shares; none outstanding                                     --                --
Common Stock, $.01 par value; authorized 1,900,000 shares;
     1,124,125 shares issued and 869,829 shares outstanding
    at September 30, 1998 and 963,798 shares outstanding at             11,241            11,241
   December 31, 1997
Additional paid- in capital                                         10,769,773        10,717,068
Retained earnings, substantially restricted                          7,241,315         7,357,250
Accumulated other comprehensive income, net of tax                     174,603            71,061
Treasury stock, at cost (254,296 and 160,327  shares at
     September 30, 1998 and December 31, 1997)                      (3,844,015)       (2,223,051)
Common stock acquired by Employee Stock Ownership Plan                (719,440)         (719,440)
Common stock awarded by Recognition and Retention Plan                (357,007)         (443,846)
                                                                  ------------      ------------
     Total stockholders' equity                                     13,276,470        14,770,283
                                                                  ------------      ------------
Total liabilities and stockholders' equity                         118,667,931        99,795,780
                                                                  ============      ============

                               AMB FINANCIAL CORP.
                                 AND SUBIDIARIES

                       Consolidated Statements of Earnings

                                                        Three Months         Three Months       Nine Months        Nine Months
                                                           Ended               Ended              Ended               Ended
                                                        September 30,       September 30,      September 30,       September 30,
                                                            1998                1997               1998                1997
                                                         ----------          ----------         ----------          ----------
                                                         unaudited           unaudited          unaudited           unaudited
Interest income
     Loans                                                1,835,864           1,545,014          5,195,554           4,437,100
     Mortgage-backed securities                              49,188              63,728            158,434             198,029
     Investment securities                                   72,255             148,836            302,475             479,416
     Interest-bearing deposits                               48,497              76,146            167,745             144,115
     Dividends on FHLB stock                                 21,469              15,080             54,305              38,072
                                                         ----------          ----------         ----------          ----------
          Total interest income                           2,027,273           1,848,804          5,878,513           5,296,732
                                                         ----------          ----------         ----------          ----------
Interest expense
     Deposits                                               886,721             810,537          2,586,047           2,250,660
     Borrowings                                             297,347             199,274            744,466             512,008
                                                         ----------          ----------         ----------          ----------
          Total interest expense                          1,184,068           1,009,811          3,330,513           2,762,668
                                                         ----------          ----------         ----------          ----------
          Net interest income before
            provision for loan losses                       843,205             838,993          2,548,000           2,534,064
Provision for loan losses                                    31,816              15,000             84,671              46,425
                                                         ----------          ----------         ----------          ----------
          Net interest income after
            provision for loan losses                       811,389             823,993          2,463,329           2,487,639
                                                         ----------          ----------         ----------          ----------
Non-interest income:
     Loan fees and service charges                           32,597              28,759            107,253              74,033
     Commission income                                       13,516              29,389             31,621              71,674
     Deposit related fees                                    76,591              70,822            231,147             174,763
     Gain on sale of investment
      securities available for sale                           6,605               4,740             17,943              22,264
     Gain on sale of trading securities                        --                22,029             24,086              35,519
     Gain on sale of deposits                                27,033                --               27,033                --
     Unrealized gain (loss) on trading
      securities                                           (709,576)            171,841           (652,133)            337,655
     Gain (loss) on sale
      of real estate owned                                     --                  --               (1,697)              1,828
     Loss from investment
      in joint venture                                       (6,778)               --               (6,778)               --
     Other income                                            36,255              18,910             85,713              61,025
                                                         ----------          ----------         ----------          ----------
          Total non-interest income                        (523,757)            346,490           (135,812)            778,761
                                                         ----------          ----------         ----------          ----------

                               AMB FINANCIAL CORP.
                                 AND SUBIDIARIES

                       Consolidated Statements of Earnings

                                                        Three Months         Three Months       Nine Months        Nine Months
                                                           Ended               Ended              Ended               Ended
                                                        September 30,       September 30,      September 30,       September 30,
                                                            1998                1997               1998                1997
                                                         ----------          ----------         ----------          ----------
                                                         unaudited           unaudited          unaudited           unaudited
Non-interest expense:
     Staffing costs                                         325,845             330,278          1,054,866             947,682
     Advertising                                             26,969              43,386             69,875              95,445
     Occupancy and equipment expense                         74,699              82,908            246,070             260,962
     Data processing                                         91,815              81,179            272,806             253,541
     Federal deposit insurance premiums                      15,128              10,780             37,840              31,064
     Other operating expenses                               178,363             146,647            533,507             422,080
                                                         ----------          ----------         ----------          ----------
          Total non-interest expense                        712,819             695,178          2,214,964           2,010,774
                                                         ----------          ----------         ----------          ----------

Net income (loss) before income taxes                      (425,187)            475,305            112,553           1,255,626
Provision for (benefit from)
  federal and state income taxes                           (170,579)            184,820             47,946             485,360
                                                         ----------          ----------         ----------          ----------
          Net income (loss)                                (254,608)            290,485             64,607             770,266
                                                         ==========          ==========         ==========          ==========

Earnings per share- basic                                ($    0.30)         $     0.33         $     0.08          $     0.84
Earnings per share- diluted                              ($    0.30)         $     0.32         $     0.07          $     0.82


See accompanying notes to consolidated financial statements.

                               AMB FINANCIAL CORP.
                                 AND SUBIDIARIES

           Consolidated Statements of Changes in Stockholders' Equity
                                   (Unaudited)

                                                                                                                 Accumulated
                                                                     Additional                                     Other
                                                   Common              Paid-in             Retained             Comprehensive
                                                    Stock              Capital             Earnings                Income
                                                    -----              -------             --------                ------
Balance at December 31, 1997                       $11,241           10,717,068            7,357,250               71,061
                                                   -------           ----------           ---------               -------
Comprehensive income:
  Net income                                                                                  64,607
  Other comprehensive income,
      net of tax:
     Unrealized holding gain
       during the period                                                                                          107,128
  Less: reclassification
    adjustment of gains
    included in net income                                                                                         (3,586)
                                                   -------           ----------           ---------               -------
Total comprehensive income                               0                    0               64,607              103,542

Amortization of award of
    RRP stock
ESOP compensation adjustment                                             52,705
Purchase of treasury stock
     (93,969 shares)
Dividends declared on
    common stock ($.21 per share)                                                          (180,542)
                                                   -------           ----------           ---------               -------
Balance at September 30, 1998                      $11,241           10,769,773           7,241,315               174,603
                                                   =======           ==========           =========               =======


                               AMB FINANCIAL CORP.
                                 AND SUBIDIARIES

           Consolidated Statements of Changes in Stockholders' Equity
                                   (Unaudited)

                                                                          Common                Common
                                                                           Stock                Stock
                                                    Treasury             Acquired              Awarded
                                                      Stock               by ESOP               by RRP               Total
                                                      -----               -------               ------               -----
Balance at December 31, 1997                       (2,223,051)           (719,440)             (443,846)          14,770,283
                                                   ----------            --------              --------           ----------
Comprehensive income:
  Net income                                                                                                          64,607
  Other comprehensive income,
      net of tax:
     Unrealized holding gain
       during the period                                                                                             107,128
  Less: reclassification
    adjustment of gains
    included in net income                                                                                            (3,586)
                                                   ----------            --------              --------           ----------
Total comprehensive income                                  0                   0                     0              168,149

Amortization of award of
    RRP stock                                                                                    86,839               86,839
ESOP compensation adjustment                                                                                          52,705
Purchase of treasury stock
     (93,969 shares)                               (1,620,964)                                                    (1,620,964)
Dividends declared on
    common stock ($.21 per share)                                                                                   (180,542)
                                                   ----------            --------              --------           ----------
Balance at September 30, 1998                      (3,844,015)           (719,440)             (357,007)          13,276,470
                                                   ==========            ========              ========           ==========



See accompanying notes to consolidated financial statements

                               AMB FINANCIAL CORP.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                                              Nine Months Ended Septembert 30,
                                                              --------------------------------
                                                                   1998              1997
                                                              -------------      -------------
                                                               (unaudited)
Cash flows from operating activities:
  Net income                                                  $      64,607            770,266
  Adjustments to reconcile net income to
    net cash from operating activities:
    Depreciation                                                    106,625            115,044
    Amortization of premiums and discounts on
       investment and mortgage-backed securities - net                7,816                687
    Amortization of cost of stock benefit plans                      86,839             86,840
     Increase in deferred compensation                               43,975             61,172
     ESOP compensation                                               52,705             17,010
     Provision for loan losses                                       84,671             46,425
     Gain on sale of deposits                                       (27,033)              --
     Gain on sale of investment securities                          (17,943)           (22,264)
     Gain on sale of trading account securities                     (24,086)           (35,519)
     Unrealized (gain) loss on trading account securities           652,133           (337,655)
     Purchase of trading account securites                         (765,580)        (1,335,227)
     Proceeds from sales of trading account securities              124,399            230,896
     Increase in deferred income on loans                           (49,569)            11,356
     Increase in current and deferred income taxes                 (591,575)           203,113
     Increase in accrued interest receivable                        (51,886)          (101,845)
     Increase in accrued interest payable                            46,557              9,888
     Change in prepaid and accrued items, net                       (20,791)           (13,988)
                                                              -------------      -------------

Net cash provided for operating activities                         (278,136)          (293,801)
                                                              -------------      -------------

Cash flows from investing activities:
     Proceeds from maturities of investment securities            2,375,000            750,000
     Proceeds from sale of investment securities                  1,013,838          4,014,689
     Purchase of investment securities                           (1,630,012)        (3,994,341)
     Proceeds from repayments of mortgage-backed
       securities                                                   600,572            405,693
     Purchase of Federal Home Loan Bank stock                      (658,800)          (179,800)
     Purchase of life insurance policies                         (1,515,000)              --
     Purchase of loans                                          (13,445,789)        (5,222,283)
     Disbursements for loans                                    (19,445,278)       (16,045,440)
     Loan repayments                                             18,204,044         13,312,462
     Property and equipment expenditures                            (64,235)          (107,139)
                                                              -------------      -------------

Net cash provided for investing activities                      (14,565,660)        (7,066,159)
                                                              -------------      -------------

                               AMB FINANCIAL CORP.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                                              Nine Months Ended Septembert 30,
                                                              --------------------------------
                                                                   1998              1997
                                                              -------------      -------------
                                                               (unaudited)
Cash flows from financing activities:
     Deposit account receipts                                   117,807,082        111,025,932
     Deposit account withdrawals                               (112,121,915)       (99,360,675)
     Sale of deposit accounts                                    (2,676,263)              --
     Interest credited to deposit accounts                        2,155,885          1,668,632
     Proceeds from borrowed money                                13,683,000          7,000,000
     Repayment of borrowed money                                       --           (3,000,000)
     Increase in advance payments by borrowers
      for taxes and insurance                                       385,265            358,451
     Payment of dividends                                          (180,542)          (168,206)
     Purchase of treasury stock                                  (1,620,964)        (1,498,334)
                                                              -------------      -------------

Net cash provided by financing activities                        17,431,548         16,025,800
                                                              -------------      -------------

Net change in cash and cash equivalents                           2,587,752          8,665,840

Cash and cash equivalents at beginning of period                  2,686,955          2,567,367
                                                              -------------      -------------

Cash and cash equivalents at end of period                    $   5,274,707         11,233,207
                                                              =============      =============

  Cash paid during the period for:
     Interest                                                 $   3,283,956          2,752,780
     Income taxes                                                   639,521            245,509

Non-cash investing activities:
  Transfer of loans to real estate owned                               --              113,496




See notes to consolidated financial statements.

                               AMB Financial Corp.
                                And Subsidiaries

Notes to Consolidated Financial Statements

1.   Statement of Information Furnished

              The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and Article 10 of Regulation S-X, and in the opinion of management contains all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position as of September 30, 1998, the results of operations for the three and nine months ended September 30, 1998 and 1997 and cash flows for the nine months ended September 30, 1998 and 1997. These results have been determined on the basis of generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. The attached consolidated statements are those of AMB Financial Corp. (the "Holding Company") and its consolidated subsidiaries American Savings, FSB (the "Bank"), the Bank's wholly owned subsidiary NIFCO, Inc., and the wholly owned subsidiary of NIFCO, Inc., Ridge Management, Inc. The results of operations for the three and nine month periods ended September 30, 1998 is not necessarily indicative of the results to be expected for the full year.

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

3.   Earnings Per Share

              Earnings per share for the three and nine month periods ended September 30, 1998 and 1997 were determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding (see Exhibit 11 attached). Stock options are regarded as common stock equivalents and are considered in diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method. ESOP shares not committed to be released to participants are not considered outstanding for purposes of computing earnings per share amounts. Earnings per share data for the three and nine month period ended September 30, 1997 have been restated for comparative purposes to reflect the implementation of Statement of Financial Accounting Standards No. 128.

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

              In June  1998,  the FASB  issued  SFAS No.  133,  "Accounting  for
     Derivative Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 1999. The statement requires all derivatives to be recorded on the balance sheet at fair value. It also establishes "specific accounting" for hedges of changes in the fair value of assets, liabilities, or firm commitments (fair value hedges), hedges of the variable cash flows of forecasted transactions (cash flow hedges), and hedges of foreign currency exposures of net investments in foreign operations. To the extent the hedge is considered highly effective, both the change in the fair value of the derivative and the change in the fair value of the hedged item are recognized (offset) in earnings in the same period. Changes in fair value of derivatives that do not meet the criteria of one of these three hedge categories are included in income. Management of the Company does not expect that the adoption of SFAS No. 133 will have a material effect on the consolidated statements of the Company.

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

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

                               FINANCIAL CONDITION

                September 30, 1998 compared to December 31, 1997

         Total assets of the Company increased $18.9 million, or 18.91% to $118.7 million at September 30, 1998 compared to $99.8 million at December 31, 1997. This increase was primarily attributable to the Company's loan growth which was funded by an increase in both deposits and borrowed funds.

         Cash and cash equivalents totaled a combined $8.3 million at September 30, 1998, an increase of $2.6 million from the combined balance of $5.7 million at December 31, 1997.

         Investment securities available for sale decreased $1.6 million to $6.6 million at September 30, 1998 as a result of proceeds from maturing U.S. Treasury securities being utilized for lending purpose.

         Loans receivable increased to $91.7 million at September 30, 1998, a $14.7 million or 19.0% increase, as new loan originations of $19.4 million and loan purchases of $13.4 million exceeded loan repayments of $18.2 million. Loan purchases during the first nine months of 1998 were primarily in one to four family residential first mortgage loans.

         Total deposits at September 30, 1998 increased by $5.1 million or 7.2 %, as deposit receipts of $117.8 million and interest credited of $2.2 million exceeded withdrawal activity of $112.1 million. This deposit gain was primarily attributable to a special rate 13, 14, 17 month certificate of deposit program. In addition, $2.7 million of deposits were sold to a local institution in connection with the closing of the East Chicago branch.

         Borrowed funds, which consist of FHLB of Indianapolis advances, increased $13.7 million to $25.7 million at September 30, 1998. The increase in borrowed funds was utilized to fund loan production during the period.

         Stockholders' equity decreased $1.5 million to $13.3 million at September 30, 1998 from $14.8 million at December 31, 1997. This decrease was attributable to the purchase of treasury stock of $1.6 million, and the payment of dividends on common stock of $181,000, which was offset by net income of $65,000, an increase in net unrealized gain on securities available for sale of $104,000, and normal amortization of RRP and ESOP benefits of $140,000.

                              Results of Operations
                              ---------------------

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

Comparison of Operating Results for the Quarters
Ended September 30, 1998 and 1997
---------------------------------

Net Income. The Company's net income for the three months ended September 30, 1998 decreased $545,000 to a loss of $255,000 as compared to a profit of $290,000 in the prior year's quarter. This decrease was due to a decrease in non-interest income of $870,000, an increase in non-interest expense of $18,000, and an increase in loan loss provision of $17,000, offset by an increase in net interest income of $4,000 and a decrease in income taxes of $356,000.

Interest Income. Total interest income increased $178,000 or 9.65%, for the three months ended September 30, 1998 compared to the prior year's quarter. This increase is chiefly due to the higher volume of interest-earning assets of $13.4 million. This higher volume is due mostly to a higher volume of loans receivable which reflects the Company's aggressive lending efforts. During the quarter ended September 30, 1998, the average yield on interest-earning assets decreased to 7.69% from 8.03% during the prior year's quarter. The decrease in yield on average interest-earning assets was due primarily to reduced market interest rates.

Interest Expense. Total interest expense increased $174,000 or 17.26%, for the three months ended September 30, 1998 compared to the prior year's quarter. The increase was due primarily to an increase of $14.1 million in the average deposits and borrowed money outstanding and, to a lesser extent, by an increase of 2 basis points in the average cost of funds.

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

A provision for loan losses of $32,000 was recorded during the three months ended September 30, 1998 compared to $15,000 for the same quarter a year ago. The increase in the provision for losses on loans was due to the continuing growth in loans receivable. Non-performing loans at September 30, 1998 continue to remain stable, as compared to December 31, 1997, and amounted to $328,000 or
 .28% of net loans receivable. The allowance for loan losses at September 30, 1998 of $489,000 represents 149% of non-performing loans.

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

Non-Interest Income. The Company's non-interest income decreased $870,000 to a loss of $524,000 for the quarter ended September 30, 1998 compared to $346,000 of income for the same quarter a year ago. The decrease was due primarily to financial market volatility which negatively impacted the Company's trading portfolio consisting of local and regional banking and thrift equity securities. Although the Company believes that its banking and thrift equity investments have no exposure to foreign markets, its portfolio of equity securities has experienced declines in value along with the rest of the market. The Company reported an unrealized loss of $710,000 during the current quarter as compared to a $172,000 unrealized gain recorded in the prior year's quarter. Non-interest income also declined due to a decease of $16,000 in commissions from the sale of various financial products by the Bank's wholly owned subsidiary NIFCO, offset by an increase of $10,000 in loan and deposit related fees, and $27,000 profit from the sale of the East Chicago deposit accounts.

Non-Interest Expense. The Company's non-interest expense increased $18,000 to $713,000 for the quarter ended September 30, 1998 compared to $695,000 for the same quarter a year ago. The increase was primarily the result of increased data processing costs of $11,000 due to Y2K expenditures, and other operating expenses of $32,000 due to expanded product offerings and the overall growth of the Company's operations offset by a decrease in advertising costs of $16,000 and a decrease in occupancy and equipment expense of $8,000.

Provision for Income Taxes. The provision for income taxes decreased $355,000 for the three months ended September 30, 1998 as compared to the prior year quarter due to a decrease in pre-tax income.

               Comparison of Operating Results for the Nine Months
                        Ended September 30, 1998 and 1997
                        ---------------------------------

Net Income. The Company's net income for the nine months ended September 30, 1998 decreased $705,000 to $65,000 as compared to $770,000 in the prior period. This decrease was due to an increase in non-interest expense of $204,000, a decrease in non-interest income of $914,000, and an increase in loan loss provision of $39,000, offset by an increase in net interest income of $14,000 and a decrease in income taxes of $438,000.

Interest Income. Total interest income increased $582,000 or 10.99%, for the nine months ended September 30, 1998 compared to the prior year. This increase is chiefly due to the higher volume of interest-earning assets of $12.4 million. This higher volume is due mostly to a higher volume of loans receivable which reflects the Company's aggressive lending efforts. During the nine months ended September 30, 1998, the average yield on interest-earning assets decreased to 7.73% from 7.93% during the prior year's period. The decrease in yield on average interest-earning assets was due primarily to current market interest rates.

Interest Expense. Total interest expense increased $568,000 or 20.55% for the nine months ended September 30, 1998 compared to the prior year's period. The increase was due primarily to an increase of $12.4 million in the average deposits and borrowed money outstanding and, to a lesser extent, by an increase of 12 basis points in the average cost of funds.

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

A provision for loan losses of $85,000 was recorded during the nine months ended September 30, 1998 compared to $46,000 for the same period a year ago. The increase in the provision for losses was due to the continuing growth in loans receivables. The Bank will continue to review its allowance for loan losses and make future provision at a level that it considers to be adequate to provide for losses, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in the future periods.

Non-Interest Income. The Company's non-interest income decreased $914,000 for the nine months ended September 30, 1998 compared to same period a year ago. The decrease was primarily due to the recognition of $652,000 in unrealized losses on the Company's trading portfolio, as previously discussed, compared with an unrealized gain of $338,000 recorded in the prior year period, and a decrease of $40,000 in commissions from the sale of various financial products by the Bank's wholly owned subsidiary, NIFCO, offset in part by an increase in loan fees and service charges of $33,000, an increase of $56,000 in deposit related fees due in part to increases in ATM usage fees, and an increase of $25,000 in other miscellaneous income including the profit of $27,000 on the sale of the East Chicago deposits previously discussed.

Non-Interest Expense. The Company's non-interest expense increased $204,000 to $2.2 million for the nine months ended September 30, 1998 compared to $2.0 million for the same period a year ago. The increase was primarily the result of increased staffing costs of $107,000 due in part to bonuses of $44,000, normal salary and benefit increases of $29,000, and the expense recognition of benefit plans of $27,000, and an increase in other operating expenses of $111,000 due to the expanded product offerings and growth in customer activity levels. Among the increased expenses were bank correspondent and courier fees, telephone, insurance and professional service expenses.

Provision for Income Taxes. The provision for income taxes decreased $437,000 to $47,000 for the nine months ended September 30, 1998 as compared to the prior year period due to a decrease in pre-tax income.

                         Liquidity and Capital Resources
                         -------------------------------

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

Current Office of Thrift Supervision regulations require the Bank to maintain cash and eligible investments in an amount equal to at least 4% of short term customer accounts and borrowings to assure its ability to meet demands for withdrawals and repayment of short term borrowings. Liquid assets for purposes of this ratio include cash, certain time deposits, U.S. Government, government agency and corporate securities and other obligations generally having remaining maturities of less than five years. The Bank has historically maintained its liquidity ratio for regulatory purposes at levels in excess of those required. At September 30, 1998, the Bank's liquidity ratio for regulatory purposes was 15.82%.

The Company's most liquid assets are cash and cash equivalents, which consist of interest-bearing deposits and short-term highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash. The level of these is dependent on the Company's operating, financing and investing activities during any given period. At September 30, 1998 and December 31, 1997 cash and cash equivalents totaled $8.3 million and $5.7 million respectively.

Liquidity management for the Company is both a daily and long-term function of the Company's management strategy. Excess funds are generally invested in short-term investments, such as overnight deposits. If the Company requires funds beyond its ability to generate them internally, additional funds are available through FHLB advances.

The Company anticipates that it will have sufficient funds available to meet current commitments. At September 30, 1998 the Company has outstanding loan commitments totaling $1.1 million and unused lines of credit granted totaling $5.2 million.

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

At September 30, 1998, the Bank had core capital equal to $8.2 million, or 7.16% of adjusted total assets which was $3.6 million above the minimum leverage ratio requirement of 4% in effect on that date. The Bank had total capital of $8.7 million (including $8.2 million in core capital and $500,000 in qualifying supplementary capital) and risk-weighted assets of $64.3 million at September 30, 1998; or total risk-based capital of 13.47% of risk-weighted assets at September 30, 1998. This amount was $3.5 million above the 8% requirement in effect on that date.

                              Non-Performing Assets
                              ---------------------

The following table sets forth the amounts and categories of non-performing assets in the Company's portfolio. Loans are reviewed monthly and loan whose collectibility is doubtful is placed on non-accrual status. Loans are placed on non-accrual status when principal and interest is 90 days or more past due, unless, in the judgement of management, the loan is well collateralized and in the process of collection. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. Restructured loans include troubled debt restructuring (which involved forgiving a portion of interest principal on any loans or making loans at a rate materially less than the market).

                                                 September 30,         December 31,
                                                    1998                   1997
                                                 -------------         ------------
                                                       (Dollars in thousands)
Non-accruing loans:
     One to four family                              327                    282
     Multi- family                                   --                      21
     Non- residential                                --                     --
     Construction                                    --                     --
     Consumer                                          1                      5
                                                     ---                    ---

Total                                                328                    308
                                                     ---                    ---

Foreclosed assets:
     One to four family                              --                      27
     Multi-family                                    --                     --
     Non-residential                                 --                     --
     Construction                                    --                     --
     Consumer                                        --                     --
                                                     ---                    ---

Total                                                  0                     27
                                                     ---                    ---

Total non- performing assets                         328                    335
                                                     ===                    ===

Total as a percentage of total assets                0.28%                  0.34%
                                                     ===                    ===

For the nine months period ended September 30, 1998, gross interest which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $6,500.

In addition to the non-performing assets set forth in the table above, as of September 30, 1998, there were no loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

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

                               Recent Developments
                               -------------------

The Company declared a cash dividend of $.08 per share, payable on November 27, 1998 to shareholders of record on November 13, 1998.

PART II- OTHER INFORMATION



Item 1.  LEGAL PROCEEDINGS
         -----------------

         From time to time, the Bank is a party to legal proceedings in the ordinary course of business, wherein it enforces its security interest. The Company and the Bank are not engaged in any legal proceedings of a material nature at the present time.

Item 2.  CHANGES IN SECURITIES
         ---------------------

         None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES
         -------------------------------

         None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         None.

Item 5.  OTHER INFORMATION
         -----------------

         Not applicable.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

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

                               AMB FINANCIAL CORP.
                               -------------------
                                   Registrant


Date: October 28, 1998





By: /s/Clement B. Knapp, Jr.
    ---------------------------------------------
    Clement B. Knapp, Jr.
    President and Chief Executive Officer
    (Duly Authorized Representative)



By: /s/Daniel T. Poludniak
    ---------------------------------------------
    Daniel T. Poludniak
    Vice President and Chief Financial Officer
    (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBIT

Exhibit No.
-----------

    11           Statement re: Computation of Earnings Per Share

    27           Financial Data Schedule