Form 10KSB
period 1998-12-31
AMB FINANCIAL CORP
filed 1999-03-31
CIK 915393

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998

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

         Check whether the Issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES [X] NO [ ]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The Issuer had $7.9 million in gross income for the year ended December 31, 1998.

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and asked price of such stock as of December 31, 1998 was $7.7 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

                       DOCUMENTS INCORPORATED BY REFERENCE

         PARTS II and IV of Form  10-KSB--1998  Annual  Report to  Stockholders.
         PART III of Form 10-KSB--Proxy Statement for the 1999 Annual Meeting of Stockholders.

                                     PART I

Item  1. Description of Business
--------------------------------

General

         AMB Financial Corp. (the "Company"), was formed in 1993 by American Savings, FSB (the "Bank") under the laws of Delaware for the purpose of becoming a savings and loan holding company. The Bank, headquartered in Munster, Indiana, was founded in 1957 as a federally chartered institution. Its deposits are insured up to applicable limits by the FDIC. In March 1996, the Bank converted to the stock form of organization through the sale and issuance of 1,124,125 shares of its common stock to the Company. The principal asset of the Company is the outstanding stock of the Bank, its wholly owned subsidiary. The Company presently has no separate operations and its business consists only of the business of the Bank. All references to the Company, unless otherwise indicated, at or before March 29, 1996 refer to the Bank.

         The Bank has been, and intends to continue to be, a community-based financial institution that offers a variety of selected financial services to meet the needs of the community it serves. The Bank attracts deposits from the general public and uses such deposits to originate and purchase one-to four-family residential mortgage and, to a lesser extent, non-residential, multi-family real estate, commercial business, consumer and land loans. The Bank also invests in mortgage-backed securities, investment securities consisting primarily of U.S. government obligations and various types of short-term liquid assets. See "--Lending Activities" and "--Investment Activities."

         The Bank serves the financial needs of families and local businesses in its primary market area, northwest Lake County, Indiana, through its main office located in Munster, Indiana and two branch offices located in the communities of Dyer and Hammond, Indiana. Its deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC"). At December 31, 1998, the Company had total assets of $116.9 million, deposits of $79.0 million and stockholders' equity of $13.4 million (or 11.47% of total assets).

         The executive office of the Company is located at 8230 Hohman Avenue, Munster, Indiana 46321-1578 and its telephone number at that address is (219) 836-5870.

Lending Activities

         General. The principal lending activity of the Bank is originating and, to a lesser extent, purchasing for its portfolio first mortgage loans secured by owner-occupied one- to four-family residential properties located in its primary market areas. In addition, in order to increase the yield and/or the interest rate sensitivity of its portfolio and in order to provide more comprehensive financial services to families and community businesses in the Bank's primary market area, the Bank also originates and purchases non-residential real estate, multi-family, commercial business, consumer and land loans.

Loan Portfolio Composition

         The following table sets forth information concerning the composition of the Bank's loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) as of the dates indicated.

                                                                                 December 31,
                                                1998                     1997                    1996                   1995
                                         -------------------      ------------------     --------------------    -----------------
                                         Amount      Percent      Amount     Percent     Amount       Percent    Amount    Percent
                                         ------      -------      ------     -------     ------       -------    ------    -------
                                                                         (Dollars in Thousands)
Real Estate Loans:
 One- to four-family.................   $63,369        69.69%    $51,567       64.71%    $43,669        63.41%   $38,056      68.60%
 Multi-family........................     2,446         2.69       4,010        5.03       3,259         4.73      3,419       6.16
 Non-residential.....................    10,370        11.40       8,376       10.51       8,806        12.79      4,146       7.47
 Construction........................     2,522         2.77       4,450        5.59       4,406         6.40      3,194       5.76
 Land................................     1,227         1.35       1,264        1.59         217          .32        223       .40
                                        -------        -----     -------       -----     -------        -----    -------      -----
     Total real estate loans.........    79,934        87.90      69,667       87.43      60,357        87.65     49,038     88.39
                                        -------        -----     -------       -----     -------        -----    -------      -----

Other Loans:
 Consumer Loans:
  Deposit account....................       172          .19         165         .21         185          .27        223        .40
  Credit Card........................       414          .46         405       .51           430          .63        368        .67
  Home improvement...................        10          .01          11         .01          15          .01         12        .01
  Line of credit.....................     3,552         3.91       3,259        4.09       2,968         4.31      2,745       4.96
  Other .............................     1,244         1.37       1,264        1.58       1,391         2.02        673      1.21
                                        -------        -----     -------       -----     -------        -----    -------      -----
     Total consumer loans............     5,392         5.93       5,104        6.40       4,989         7.24      4,021      7.25
                                        -------        -----     -------       -----     -------        -----    -------      -----
 Commercial business loans...........     5,607         6.17       4,916        6.17       3,519         5.11      2,420      4.36
                                        -------        -----     -------       -----     -------        -----    -------      -----

     Total loans receivable..........    90,933       100.00%     79,687      100.00%     68,865       100.00%    55,479    100.00%
                                                      ======                  ======                  =======               ======

Less:
 Loans in process....................       569                    1,975                     910                     268
 Deferred fees and discounts.........        95                      209                     234                     213
 Allowance for losses................       507                      410                     355                     359
                                        -------                  -------                 -------                 -------
 Total loans receivable, net.........   $89,762                  $77,093                 $67,366                 $54,639
                                        =======                  =======                 =======                 =======

                                                        1994
                                                -----------------------
                                                Amount          Percent
                                                ------          -------
Real Estate Loans:
 One- to four-family.................           $37,050            69.02%
 Multi-family........................             3,445             6.42
 Non-residential.....................             3,971             7.40
 Construction........................             3,580             6.67
 Land................................               736             1.37
                                                -------            -----
     Total real estate loans.........            48,782            90.88
                                                -------            -----

Other Loans:
 Consumer Loans:
  Deposit account....................               263              .49
  Credit Card........................               316              .59
  Home improvement...................                21              .04
  Line of credit.....................             2,873             5.35
  Other .............................               513              .96
                                                -------            -----
     Total consumer loans............             3,986             7.43
                                                -------            -----
 Commercial business loans...........               905             1.69
                                                -------            -----

     Total loans receivable..........            53,673           100.00%
                                                                  ======

Less:
 Loans in process....................             1,245
 Deferred fees and discounts.........               248
 Allowance for losses................               331
                                                -------
 Total loans receivable, net.........           $51,849
                                                =======

         The following table shows the composition of the Bank's loan portfolios by fixed- and adjustable-rate at the dates indicated.

                                                                               December 31, 1998
                                               1998                     1997                    1996                   1995
                                         -------------------      ------------------     --------------------    -----------------
                                         Amount      Percent      Amount     Percent     Amount       Percent    Amount    Percent
                                         ------      -------      ------     -------     ------       -------    ------    -------
                                                                         (Dollars in Thousands)
Fixed-Rate Loans:
 Real estate:
  One- to four-family...............    $39,243         43.16%   $38,967        48.90%   $33,248         48.28%  $30,512     55.00%
  Multi-family......................        688           .76      1,847         2.32      1,999          2.90     2,102      3.79
  Non-residential...................      2,685          2.95      3,364         4.22      2,917          4.24     2,021      3.64
  Construction......................      1,242          1.37      2,893         3.63        ---           ---       ---       ---
  Land..............................        338           .37        211          .27        ---           ---       ---       ---
                                        -------        ------    -------       ------   --------        ------   --------    ------
     Total real estate loans........     44,196         48.60     47,282        59.34     38,164         55.42     34,635     62.43
                                         -------        ------    -------       ------   --------        ------   --------    ------
 Consumer...........................      1,840          2.02      1,845         2.31      1,588          2.31      1,272      2.29
 Commercial business................      5,026          5.53      3,828         4.80      3,252          4.72      2,089      3.76
                                        -------        ------    -------       ------   --------        ------   --------    ------
     Total fixed-rate loans.........     51,062         56.15     52,955        66.45     43,004         62.45     37,996     68.48
                                        -------        ------    -------       ------   --------        ------   --------    ------

Adjustable-Rate Loans:
 Real estate:
  One- to four-family...............     24,126         26.53     12,600        15.81     10,421         15.13      7,544     13.60
  Multi-family......................      1,758          1.93      2,163         2.71      1,260          1.83      1,317      2.37
  Non-residential...................      7,685          8.45      5,012         6.29      5,889          8.55      2,125      3.83
  Construction......................      1,280          1.41      1,557         1.96      4,406          6.40      3,194      5.76
  Land .............................        889           .98      1,053         1.32        217           .32        223       .40
                                        -------        ------    -------       ------   --------        ------   --------    ------
     Total real estate loans........     35,738         39.30     22,385        28.09     22,193         32.23     14,403     25.96
                                        -------        ------    -------       ------   --------        ------   --------    ------
 Consumer...........................      3,552          3.91      3,259         4.09      3,401          4.93      2,749      4.96
 Commercial business................        581           .64      1,088         1.37        267           .39        331       .60
                                         -------        ------    -------       ------   --------        ------   --------    ------
     Total adjustable-rate loans....     39,871         43.85     26,732        33.55     25,861         37.55     17,483     31.52
                                        -------        ------    -------       ------   --------        ------   --------    ------

     Total loans receivable.........     90,933        100.00%    79,687       100.00%    68,865        100.00%   55,479     100.00%
                                                       ======                  ======                   =======              ======

Less:
 Loans in process...................        569                    1,975                     910                     268
 Deferred fees and discounts........         95                      209                     234                     213
 Allowance for loan losses..........        507                      410                     355                     359
                                       --------                 --------                --------               ---------
    Total loans receivable, net.....    $89,762                  $77,093                 $67,366                 $54,639
                                        =======                  =======                 =======                 =======

                                                          1994
                                                -----------------------
                                                Amount          Percent
                                                ------          -------
Fixed-Rate Loans:
 Real estate:
  One- to four-family...............          $30,657            57.12%
  Multi-family......................            2,220             4.14
  Non-residential...................            2,168             4.04
  Construction......................              ---              ---
  Land..............................              ---              ---
                                              -------            ------
     Total real estate loans........            35,045            65.30
                                              --------           ------
 Consumer...........................             1,108             2.06
 Commercial business................               644             1.20
                                              --------          -------
     Total fixed-rate loans.........            36,797            68.56
                                              --------          -------

Adjustable-Rate Loans:
 Real estate:
  One- to four-family...............             6,393            11.91
  Multi-family......................             1,225             2.28
  Non-residential...................             1,803             3.36
  Construction......................             3,580             6.67
  Land .............................               736             1.37
                                              --------          --------
     Total real estate loans........            13,737            25.59
                                              --------          -------
 Consumer...........................             2,878             5.36
 Commercial business................               261              .49
                                              --------          -------
     Total adjustable-rate loans....            16,876            31.44
                                              --------          -------

     Total loans receivable.........           53,673           100.00%
                                                                ======

Less:
 Loans in process...................            1,245
 Deferred fees and discounts........              248
 Allowance for loan losses..........              331
                                              -------
    Total loans receivable, net.....          $51,849
                                              =======

         The following table illustrates the interest rate sensitivity of the Bank's loan portfolio at December 31, 1998. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract requires the final payment to be made, without regard to interest rate adjustments. The table does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                                          Real Estate
                                                       Multi-family and
                               One- to Four-Family      Non-residential        Construction           Land              Consumer
                              ---------------------    -------------------   -------------------  ------------------  --------------
                                           Weighted               Weighted             Weighted            Weighted         Weighted
                                           Average                Average              Average              Average          Average
                               Amount        Rate      Amount       Rate     Amount     Rate      Amount     Rate     Amount   Rate
                           -------------------------------- ---------- ----------------------- ---------- ---------- ---------------
                                                                     (Dollars in Thousands)
Due During
Period Ending December 31,
              ------------
1999.......................   $  2,014       8.65%    $  629        8.58%    $2,096      8.69%    $  585      8.84%   $4,196   9.71%
2000 to 2001...............      1,953       7.75      1,092        8.34        ---       ---        387      8.32       656   8.24
2002 and 2003..............      4,354       7.64        948        8.68        ---       ---         94      7.67       487   8.10
2004 to 2008...............     13,491       7.40      1,825        8.74        ---       ---        127      8.28        53   8.66
2009 to 2018...............     22,057       7.29      4,896        8.86        426      7.33         34      8.50       ---   ---
2019 and following.........     19,500       7.34      3,426        8.19        ---       ---        ---       ---       ---   ---
                                ------               -------                 ------     -----     ------      ----    ------   ----
   Total...................    $63,369       7.41    $12,816        8.59%    $2,522      8.46%    $1,227      8.52%   $5,392   9.38%
                               =======               =======                 ======               ======              ======
                                   Commercial
                                    Business                 Total
                                -------------------  ---------------------
                                           Weighted               Weighted
                                           Average                Average
                                Amount      Rate       Amount      Rate
                               -------      -----    ---------     -----
1999.......................     $2,113       8.13%    $11,633       8.95%
2000 to 2001...............      1,831       8.21       5,919       8.09
2002 and 2003..............        372       9.36       6,255       7.93
2004 to 2008...............        308       9.62      15,804       7.61
2009 to 2018...............        983       5.93      28,396       7.52
2019 and following.........     ------       ----      22,926       7.47

   Total...................     $5,607       7.93%    $90,933       7.77%
                                ======                =======

         The total amount of loans due after December 31, 1999 which have predetermined interest rates is $44.1 million, while the total amount of loans due after such dates which have floating or adjustable interest rates is $35.2 million.

         Under federal law, the aggregate amount of loans that the Bank is permitted to make to any one borrower is generally limited to 15% of unimpaired capital and surplus (25% if the security for such loan has a "readily ascertainable" value or 30% for certain residential development loans). At December 31, 1998, based on the above, the Bank's regulatory loan-to-one borrower limit was approximately $1.3 million. On the same date, the Bank had no borrowers with outstanding balances in excess of this amount. As of December 31, 1998, the largest dollar amount of indebtedness to one borrower or group of related borrowers was $1.1 million in loans secured by non-residential property. Such loans are performing in accordance with their terms.

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

One- to Four-Family Residential Real Estate Lending

         The cornerstone of the Bank's lending program has long been the origination of long-term permanent loans secured by mortgages on owner-occupied one- to four-family residences. At December 31, 1998, $63.4 million, or 69.69% of the Bank's loan portfolio consisted of permanent loans on one- to four-family residences. At that date, the average outstanding residential loan balance was $69,400 and the largest outstanding residential loan had a principal balance of $708,000. Virtually all of the residential loans originated by the Bank are secured by properties located in the Bank's market area. However, the Bank has purchased a number of one-to-four family residential loans secured by properties located elsewhere in the United States. See "- Originations, Sales and Purchases of Loans."

         Historically, the Bank originated for retention in its own portfolio 30-year fixed-rate loans secured by one- to four-family residential real estate. Beginning in 1982, in order to reduce its exposure to changes in interest rates, the Bank began to originate ARMs and balloon loans, subject to market conditions and consumer preference. As a result of continued consumer demand, particularly during periods of relatively low interest rates, for fixed-rate loans, the Bank has continued to originate for retention in its portfolio fixed-rate residential loans in amounts and at rates which are monitored for compliance with the Bank's asset/liability management policy.

         All ARMs and balloon loans originated by the Bank are retained and serviced by it. At December 31, 1998, the Bank had $21.0 million of fixed-rate residential loans with less than 10 years to maturity, $11.4 million of fixed-rate residential loans with maturities between 10 and 20 years and $6.8 million of fixed-rate residential loans with maturities in excess of 21 years in its portfolio. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management" in the Company's Annual Report to Stockholders filed as Exhibit 13 hereto (the "Annual Report").

         The Bank has offered ARM loans at rates, terms and points determined in accordance with market and competitive factors. The Bank's current one- to four-family residential ARMs are fully amortizing loans with contractual maturities of up to 30 years. The interest rates on the ARMs originated by the Bank are generally subject to adjustment at three-year intervals based on a margin over the Three Year Treasury Securities Constant Maturity Index.
Decreases or increases in the interest rate of the Bank's ARMs are generally limited to 5% above or below the initial interest rate over the life of the loan. The Bank also originates balloon payment loans normally due seven years from date of origination and amortized over 30 years. The Bank's ARMs are not convertible into fixed-rate loans, do not contain prepayment penalties and do not produce negative amortization. ARM loans may be assumed provided home buyers meet the Bank's underwriting standards and the applicable fees are paid. At December 31, 1998, the total balance of one- to four-family ARMs was $24.1 million.

         The Bank evaluates both the borrower's ability to make principal, interest and escrow payments and the value of the property that will secure the loan. The Bank originates residential mortgage loans with loan-to-value ratios up to 95%. On mortgage loans exceeding an 80% loan-to-value ratio at the time of origination, the Bank will generally require private mortgage insurance in an amount intended to reduce the Bank's exposure to 80% or less of the appraised value of the underlying property.

          As of December 31, 1998, the Bank had 28 one- to four-family residential mortgage loans having an aggregate balance of $8.6 million with current balances in excess of the 1998 FHLMC maximum, $227,150 ("jumbo loans"). The Bank's delinquency experience on its jumbo residential loans has been similar to its experience on its other residential loans.

         The Bank's residential mortgage loans customarily include due-on-sale clauses giving the Bank the right to declare the loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the property subject to the mortgage and the loan is not repaid. During 1998, the Bank purchased $11.5 million adjustable one- to four-family first mortgage loans.

Multi-Family and Non-Residential Real Estate Lending

         The Bank has long made and, to a lesser extent purchased, permanent multi-family and non-residential real estate loans in its primary market area. However, the Bank has increased these portfolios in recent years in accordance with its asset/liability management policy. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -Asset/Liability Management" in the Annual Report. At December 31, 1998, the Bank had $12.8 million in multi-family and non-residential real estate loans, representing 14.09% of the Bank's gross loan portfolio.

         The Bank's multi-family loan portfolio includes loans secured by five or more unit residential buildings located primarily in the Bank's primary market area. The Bank's non-residential real estate loan portfolio consists of loans on a variety of non-residential properties including retail facilities, small office buildings and motel/hotels.

         The Bank has originated and purchased both adjustable- and fixed-rate multi-family and non-residential real estate loans. Rates on the Bank's adjustable-rate multi-family and non-residential real estate loans generally adjust in a manner consistent with the Bank's one- to four-family residential ARMs. Multi-family and non-residential real estate loans are generally underwritten in amounts of up to 80% of the appraised value of the underlying property and normally have terms up to 25 years.

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

         Substantially all of the multi-family residential and non-residential real estate loans originated by the Bank are secured by properties located within 50 miles of one or more of the Bank's offices.

         The table below sets forth by type of security property the estimated number, loan amount and outstanding balance of the Bank's multi-family and non-residential real estate loans at December 31, 1998.

                                                                            Outstanding
                                  Number of          Original                Principal
                                   Loans             Loan Amount               Balance
                                   -----             -----------               -------
                                             (Dollars in Thousands)

Multi-family.................       10                $  3,521                $  2,446
Office.......................        5                   1,390                   1,214
Retail.......................        1                   1,050                   1,050
Commercial building..........        9                   1,626                   1,544
Auto service/repair..........        1                     244                     239
Restaurants..................        4                     777                     482
Hotel........................        6                   4,453                   4,238
Nursing home.................        1                     500                     486
Other........................       11                   1,204                   1,117
                                   ---                  ------                   -----

   Total.....................       48                 $14,765                 $12,816
                                   ===                 =======                 =======

         At December 31, 1998, the Bank's largest multi-family and largest non-residential real estate loans totaled $509,000 and $1.1 million, respectively. As of December 31, 1998 one non-residential loan totaling $32,000 was 60 days or more delinquent while all others were performing in accordance with their terms.

         Multi-family and non-residential real estate loans generally present a higher level of risk than loans secured by one- to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family residential and non-residential real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower's ability to repay the loan may be impaired. At December 31, 1998, the Bank had no multi-family loans which were 90 days or more delinquent.

Construction Lending

         The Bank makes construction loans to individuals for the construction of their primary or secondary residences and loans to builders or developers for the construction of single-family and multi-family properties.

         Loans to individuals for the construction of their residences typically run for six months. The borrower pays interest only during the construction period. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans. At
December 31, 1998, the Bank had two construction loans with outstanding aggregate balances of $372,000 (including an additional $159,000 in undisbursed loan proceeds) secured by one- to four- family residential property to borrowers intending to live in the properties upon completion of construction. Subject to future market conditions, the Bank intends to continue its construction lending activities to persons intending to be owner occupants.

         The Bank makes loans to builders and developers to finance the construction of residential property. Such loans generally have adjustable interest rates based upon prime with terms from six months to one year. The proceeds of the loan are advanced during construction based upon the percentage of completion as determined by an independent inspector. The loan amount normally does not exceed 80% of projected completed value for homes that have been pre-sold to the ultimate occupant. For loans to builders for the construction of homes not yet pre-sold, which may carry a higher risk, the loan-to value ratio is generally limited to 75%. Whether the Bank is willing to provide permanent takeout financing to the purchaser of the home is determined independently of the construction loan by a separate underwriting process.

         At, December 31, 1998, the Bank had five construction loans with outstanding aggregate balances of $448,000 (including an additional $82,000 in undisbursed loan proceeds) secured by one- to four-family residential property built on speculation.

         The Bank also provides construction financing on multi-family housing. However, there were no loans of this type outstanding as of December 31, 1998. Additionally, the Bank does on occasion participate with other lenders in loans to developers and builders to finance family housing construction. At December 31, 1998, the Bank was involved in three participation construction loans with an outstanding aggregate balance of $1.7 million (including an additional $323,000 in undisbursed loan proceeds).

         Construction lending generally affords the Bank an opportunity to receive interest at rates higher than those obtainable from residential lending and to receive higher origination and other loan fees. In addition, such loans are generally made for relatively short terms. Nevertheless, construction lending to persons other than owner-occupants is generally considered to involve a higher level of credit risk than one- to four-family residential lending due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on construction projects, real estate developers and managers. In addition, the nature of these loans is such that they are more difficult to evaluate and monitor. The Bank's risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value upon completion of the project and the estimated cost (including interest) of the project. If the estimate of value proves to be inaccurate, the Bank may be confronted, at or prior to the maturity of the loan, with a project with a value which is insufficient to assure full repayment and/or the possibility of having to make substantial investments to complete and sell the project. Because defaults in repayment may not occur during the construction period, it may be difficult to identify problem loans at an early stage. When loan payments become due, the cash flow from the property may not be adequate to service the debt. In such cases, the Bank may be required to modify the terms of the loan. The Bank had no non-performing construction loans outstanding as of December 31, 1998.

Land Lending

         Land loans, which include vacant land and developed lots, are made to various builders and developers with whom the Bank has had long-standing relationships. All of such loans are secured by land zoned for residential developments and located within the Bank's market area.

Disbursements related to acquisition and development land loans are typically based on the construction cost estimate of an independent architect or engineer who inspects the project in connection with significant disbursement requests. At December 31, 1998, the Bank had $1.2 million in loans secured by land, or 1.35% of its entire gross loan portfolio.

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

         As of  December  31,  1998,  the Bank has not  experienced  significant
losses  in  connection   with  its  land   lending.   See   "Delinquencies   and
Non-Performing Assets."

Consumer Lending

         Management believes that offering consumer loan products helps to expand the Bank's customer base and to create stronger ties to its existing customer base. In addition, because consumer loans generally have shorter terms to maturity and carry higher rates of interest than do residential mortgage loans, they can be valuable asset/liability management tools. The Bank currently originates substantially all of its consumer loans in its market area. At December 31, 1998, the Bank's consumer loans totaled $5.4 million or 5.93% of the Bank's gross loan portfolio.

         The Bank offers a variety of secured consumer loans, including home equity lines of credit, home improvement loans, loans secured by savings deposits and automobile loans. Although the Bank primarily originates consumer loans secured by real estate, deposits or other collateral, the Bank also, on occasion, makes unsecured personal loans.

         The Bank's home equity loans are generally limited to $100,000. The Bank uses the same underwriting standards for home equity lines of credit as it uses for one- to four-family residential mortgage loans. The Bank's home equity lines of credit are originated in amounts which, together with the amount of the first mortgage, generally do not exceed 80% of the appraised value of the property securing the loan. The interest rate for all home equity loans floats at a stated margin over the prime rate. At December 31, 1998, the Bank had $3.6 million of home equity lines of credit and an additional $2.4 million of additional funds committed, but undrawn, under such lines.

         The Bank also offers a Visa credit card program. At December 31, 1998, approximately 384 credit cards had been issued, with an aggregate outstanding loan balance of $414,000 and unused credit available of $765,000. The Bank presently charges no annual membership fee and a fixed annual rate of interest on these credit cards.

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

         Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral for defaulted consumer loans may not provide adequate sources of repayment for the outstanding loan balances as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At December 31, 1998, $310,000, or approximately 5.75% of the consumer loan portfolio, was 60 days or more delinquent. There can be no assurance that delinquencies will not increase in the future.

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

         Since 1995, the Bank has purchased seasoned commercial leases million covering various types of office/commercial equipment from another financial institution with expertise in originating and acquiring such leases. As of December 31, 1998, the outstanding balance on these leases was

$1.5 million. In general, the leases are full-payout finance leases in which the lease payments effectively repay the lessor for the purchase price of the equipment, plus an acceptable yield. The selling institution continues to service the leases for the Bank and provides limited recourse in the event of a default by the lessor. The Bank purchased these leases because they were available at relatively high yields at a time when investment alternatives were generating much lower yields and because they had relatively short terms, consistent with the Bank's asset/liability management strategy. Although, like other commercial business financings, commercial leases involve higher risk than residential mortgage loans, management believes that these purchases are prudent in furtherance of the Bank's lending strategy and in light of the higher yields, personal guarantees on most of the leases and the limited additional credit recourse provided by the seller. These leases are classified as loans for financial statement purposes. As of December 31, 1998, all of such leases were performing in accordance with their terms.

Originations, Purchases and Sales of Loans

         The Bank originates real estate and other loans through employees located at each of the Bank's offices. Walk-in customers and referrals from real estate brokers and builders are also important sources of loan originations. The Bank occasionally utilizes the services of mortgage brokers.

         In order to supplement its loan production, the Bank purchases loans from third parties. In particular, the Bank may purchase loans of a type which are not available or attractive terms in its own market area. The Bank generally uses the same underwriting standards in evaluating loan purchases as it does in originating loans. The Bank will continue to evaluate loan purchase opportunities as they arise and make purchases in the future depending on market conditions.

         The Bank occasionally sells long-term fixed-rate loans. To date, most of the Bank's loan sales have been made on a servicing released basis. At December 31, 1998, approximately $20.4 million of the Bank's loan portfolio was serviced by others and the Bank did not service any loans for others.

         In periods of rising interest rates, the Bank's ability to originate large dollar volumes of real estate loans may be substantially reduced or restricted, with a resultant decrease in related fee income and operating earnings. In addition, the Bank's ability to sell loans may substantially decrease if potential buyers reduce their purchasing activities.

         The following table shows the loan origination, purchase, sale and repayment activities of the Bank for the periods indicated.

                                                                 Year Ended December 31,
                                                           -----------------------------------
                                                             1998         1997          1996
                                                           --------      -------      --------
Originations by type:
 Adjustable rate:
  Real estate - one- to four-family..................      $  1,979      $ 3,444      $  4,027
                - multi-family.......................           ---          ---           ---
                - non-residential....................         1,884        1,014         2,880
                - construction.......................           ---          772         2,778
                - land...............................           370          ---           ---
  Non-real estate - consumer.........................         4,261        3,565         4,485
                     - commercial business...........         1,608          677           158
                                                            --------      -------      --------
         Total adjustable-rate.......................        10,102        9,472        14,328
                                                           --------      -------      --------
 Fixed rate:
  Real estate - one- to four-family..................        10,243        7,096         8,219
                - multi-family.......................           ---           35           101
                - non-residential....................         1,050          160            17
                - construction.......................           664        2,707           ---
                - land...............................           176          192           ---
  Non-real estate - consumer.........................         1,568        1,543           793
                     - commercial business...........         2,118          531            85
                                                           --------      -------      --------
         Total fixed-rate............................        15,819       12,264         9,215
                                                           --------      -------      --------
         Total loans originated......................        25,921       21,736        23,543
                                                           --------      -------      --------

Purchases:
  Real estate - one- to four-family..................     11,539(1)        3,797           ---
                - multi-family.......................           459          491           ---
                - non-residential....................           ---          500         2,079
                - construction.......................         1,306          272           ---
  Non-real estate - consumer.........................           483          ---           503
                     - commercial business...........           700        1,813         2,066
                                                           --------      -------       -------
         Total loans purchased.......................        14,487        6,873         4,648
                                                           --------      -------      --------
         Total additions.............................        40,408       28,609        28,191
                                                           --------      -------      --------

         Total loans sold............................           ---          ---           ---
  Principal repayments...............................        27,756       18,851        14,801
                                                           --------      -------      --------
         Net before other items......................        12,652        9,758        13,390
Increase (decrease) in other items, net..............            17          (31)         (663)
                                                           --------      -------      --------
         Net increase................................       $12,669      $ 9,727       $12,727
                                                           ========      =======       =======

-----------

(1) Consisted primarily of conforming ARM's secured by one-to-four family properties located out of the Bank's market area.


Delinquencies and Non-Performing Assets

         Delinquency Procedures. When a borrower fails to make a required payment on a loan, the Bank attempts to cause the delinquency to be cured by contacting the borrower. In the case of loans, a late notice is sent on all loans over 30 days delinquent. Another late notice along with any required demand letters as set forth in the loan contract are sent 60 days after the due date. Additional written and verbal contacts are made with the borrower between 45 and 90 days after the due date.

         If the delinquency is not cured by the 90th day, the customer is normally provided 10 days written notice that the account will be referred to counsel for collection and foreclosure, if necessary. A drive-by appraisal is normally obtained at this time and a title search is ordered. A good faith effort by the borrower at this time will defer foreclosure for a reasonable length of time depending on individual circumstances. The Bank may agree to accept a deed in lieu of foreclosure. If it becomes necessary to foreclose, the property is sold at public sale and the Bank may bid on the property to protect its interest. The decision to foreclose is made by the Senior Loan Officer after discussion with the members of the Loan Committee.

         Consumer loans are charged off if they remain delinquent for 120 days unless the borrower and lender agree on a payment plan. If terms of the plan are not met, they are then subject to charge off. The Bank's procedures for repossession and sale of consumer collateral are subject to various requirements under Indiana consumer protection laws.

         Real estate acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired by foreclosure or deed in lieu of foreclosure, it is recorded at the lower of cost or estimated fair value, less estimated selling costs, at the date of acquisition, and any write-down resulting therefrom is charged to the allowance for loan losses. Subsequent decreases in the value of the property are charged to operations through the creation of a valuation allowance. After acquisition, all costs incurred in maintaining the property are expensed. Costs relating to the development and improvement of the property, however, are capitalized to the extent of estimated fair value less estimated costs to sell.

         Loan Delinquencies. The following table sets forth the Bank's loan delinquencies by type, by amount and by percentage of type at December 31, 1998.

                                                                     Loans Delinquent For:
                                            60-89 Days                   90 Days and Over               Total Delinquent Loans
                                  ------------------------------   -----------------------------    --------------------------------
                                                         Percent                         Percent                           Percent
                                                        of Loan                         of Loan                            of Loan
                                  Number    Amount      Category   Number    Amount     Category     Number   Amount       Category
                                  ------    ------      --------   ------    ------     --------     ------   ------       --------
                                                                     (Dollars in Thousands)
Real Estate:
  One- to four-family......          7       $562         .89%         4       $314         .49%        11       $876         1.38%
  Multi-family.............        ---        ---         ---        ---        ---         ---        ---        ---          ---
  Non-residential..........          1         32         .31%       ---        ---         ---          1         32          .31%
  Construction.............        ---        ---         ---        ---        ---         ---        ---        ---          ---
  Land.....................        ---        ---         ---        ---        ---         ---        ---        ---          ---
Consumer...................          8        141        2.62%        11        169        3.13%        19        310         5.75%
Commercial business........        ---        ---         ---        ---        ---         ---        ---        ---          ---
                                 -----     ------                  -----      -----                   ----      -----

     Total.................         16       $735         .81%        15       $483         .53%        31     $1,218         1.34%
                                 =====       ====                  =====       ====                   ====     ======

         Classification of Assets. Federal regulations require that each savings institution classify its own assets on a regular basis. In addition, in connection with examinations of savings institutions, OTS and FDIC examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: Substandard, Doubtful and Loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the savings institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of Substandard assets, with the additional characteristics that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified Loss is considered uncollectible and of such little value that continuance as an asset on the balance sheet of the institution is not warranted. The regulations have also created a Special Mention category, consisting of assets which do not currently expose a savings institution to a sufficient degree of risk to warrant classification, but do which possess credit deficiencies or potential weaknesses deserving management's close attention. As of December 31, 1998, the Bank had classified $486,000 of its loans as special mention. Assets classified as Substandard or Doubtful require the institution to establish prudent general allowances for loan losses. If an asset or portion thereof is classified as Loss, the institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified Loss, or charge off such amount. If an institution does not agree with an examiner's classification of an asset, it may appeal this determination to the District Director of the OTS. On the basis of management's review of its assets, at December 31, 1998, the Bank had classified a total of $506,000 of its loans and other assets of concern, as follows:

                             One- to Four-
                                Family         Multi-family        Consumer            Total
                                 -----         ------------        --------             ----
                                                        (In Thousands)

Substandard............           $337          $   ---              $169              $506
Doubtful...............            ---              ---               ---               ---
Loss...................            ---              ---               ---               ---
                                  ----          -------              ----              ----
                                  $337          $   ---              $169              $506
                                  ====          =======              ====              ====


         The Bank's classified assets consist of the (i) non-performing loans and (ii) loans and other assets of concern discussed herein. As of the date hereof, these asset classifications are consistent with those of the OTS and FDIC.

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

                                                                              December 31,
                                                         -------------------------------------------------------
                                                          1998       1997         1996         1995         1994
                                                          ----       ----         ----         ----         ----
                                                                          (Dollars in Thousands)
Non-accruing loans:
  One- to four-family............................        $ 314       $ 263         $269         $318     $   344
  Multi-family...................................          ---         ---          ---          ---         ---
  Non-residential................................          ---         ---          ---          ---         ---
  Construction...................................          ---         ---          ---          ---         109
  Consumer.......................................          161          45           36           51          47
  Commercial business............................          ---         ---          ---          ---         ---
                                                         -----       -----         ----         ----     -------
     Total.......................................          475         308          305          369         500
                                                         -----       -----         ----         ----     -------

Accruing loans delinquent more than 90 days:
  Consumer.......................................            8         ---          ---          ---         ---
                                                         -----       -----         ----         ----     -------

Foreclosed assets:
  One- to four-family............................           23          27          ---          ---         ---
  Multi-family...................................          ---         ---          ---          ---         ---
  Non-residential................................          ---         ---          ---          ---         ---
  Construction...................................          ---         ---          ---          ---         ---
  Consumer.......................................          ---         ---          ---          ---         ---
  Commercial business............................          ---         ---          ---          ---         ---
                                                         -----       -----         ----         ----     -------
     Total.......................................           23          27           --          ---         ---
                                                         -----       -----         ----         ----     -------

Total non-performing assets......................        $ 506       $ 335         $305         $369     $   500
                                                         =====       =====         ====         ====     =======
Total as a percentage of total assets............          .43%        .34%         .35%         .53%        .76%
                                                         =====       =====         =====        =====    =======


         For the year ended December 31, 1998, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $17,000.

         At December 31, 1998, there were no other loans not included on the table or discussed above where known information about the possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

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

         The following table sets forth an analysis of the Bank's allowance for loan losses.

                                                                    Year Ended December 31
                                                  ------------------------------------------------------
                                                  1998        1997         1996         1995        1994
                                                  ----        ---          -----        ----        ----
                                                              (Dollars in Thousands)

Balance at beginning of period...........        $ 410       $ 355        $ 360        $ 331        $ 291

Charge-offs:
  One- to four-family....................          ---         ---          ---          ---            2
  Multi-family...........................          ---         ---          ---          ---          ---
  Non-residential........................          ---         ---          ---          ---          ---
  Construction...........................          ---         ---          ---          ---          ---
  Consumer...............................            5          33            5           10            5
  Commercial business....................          ---         ---          ---          ---           15
                                               -------     -------        -----        -----        -----
         Total charge-offs...............            5          33            5           10           22
                                               -------      ------        -----         ----        -----

Recoveries:
  One- to four-family....................          ---         ---          ---          ---          ---
  Multi-family...........................          ---         ---          ---          ---          ---
  Non-residential........................          ---         ---          ---          ---          ---
  Construction...........................          ---         ---          ---          ---          ---
  Consumer...............................          ---          14          ---          ---          ---
  Commercial business....................          ---         ---          ---          ---          ---
                                               -------      ------        -----        -----      -------
        Total recoveries.................          ---          14          ---          ---          ---
                                               -------       -----        -----        -----      -------

Net charge-offs..........................            5          19            5           10           22
Additions charged to operations..........          102          74          ---           39           62
                                                 -----       -----        -----        -----      -------
Balance at end of period.................        $ 507       $ 410        $ 355        $ 360       $  331
                                                 =====       =====        =====        =====       ======

Ratio of net charge-offs during the
 period to average loans outstanding
during the period........................         .01%        .03%         .01%         .02%         .06%
                                                  ===         ===          ===          ===         ====

Ratio of net charge-offs during the
 period to average non-performing
 assets..................................        1.70%       4.15%        1.48%        2.30%        3.96%
                                                 =====       ====         ====         ====        =====

         The distribution of the Bank's allowance for losses on loans at the dates indicated is summarized as follows:

                                                                  December 31
                           -------------------------------------------------------------------------------------------
                                      1998                           1997                           1996
                           ----------------------------   -----------------------------  -----------------------------
                                                 Percent                        Percent                        Percent
                                                of Loans                       of Loans                       of Loans
                                        Loan     in Each               Loan     in Each               Loan     in Each
                           Amount of   Amounts  Category  Amount of   Amounts  Category  Amount of   Amounts  Category
                           Loan Loss     by     to Total  Loan Loss     by     to Total  Loan Loss     by     to Total
                           Allowance  Category    Loans   Allowance  Category    Loans   Allowance  Category    Loans
                           ---------  --------    -----   ---------  --------    -----   ---------  --------    -----
                                                              (Dollars In Thousands)

One- to four-family.....      $ 110    $63,369     69.69%  $  97    $51,567      64.71%   $  89    $43,669      63.41%
Multi-family............         12      2,446      2.69      12      4,010       5.03       10      3,259       4.73
Non-residential.........         26     10,370     11.40      25      8,376      10.51       26      8,806      12.79
Construction and land...         19      3,749      4.12      28      5,714       7.18       23      4,623       6.72
Consumer................         71      5,392      5.93      45      5,104       6.40       45      4,989       7.24
Commercial business.....         56      5,607      6.17      49      4,916       6.17       35      3,519       5.11
Unallocated.............        212         --       ---     154        ---        ---      127        ---        ---

     Total..............      $ 506    $90,933    100.00%   $410    $79,687     100.00%    $355    $68,865     100.00%
                              =====    =======    ======    ====    =======     ======     ====    =======     ======

                                                     December 31,
                            -----------------------------------------------------------
                                         1995                           1994
                            -----------------------------  ----------------------------
                                                 Percent                        Percent
                                                 of Loans                       of Loans
                                        Loan      in Each               Loan     in Each
                             Amount of  Amounts  Category  Amount of   Amounts  Category
                             Loan Loss    by     to Total  Loan Loss     by     to Total
                            Allowance  Category    Loans   Allowance  Category    Loans
                            ---------  --------    -----   ---------  --------    -----
One- to four-family.....      $  93    $38,056       68.60% $   89    $37,050       69.02%
Multi-family............         10      3,419        6.16      10      3,445        6.42
Non-residential.........         13      4,146        7.47      72      3,971        7.40
Construction and land...         17      3,417        6.16      38      4,316        8.04
Consumer................         23      4,021        7.25      29      3,986        7.43
Commercial business.....         24      2,420        4.36       9        905        1.69
Unallocated.............        180        ---       ---        84        ---        ---

     Total..............       $360    $55,479   100.00%     $ 331    $53,673      100.00%
                               ====    =======   ======      =====    =======      ======

Investment Activities

         As part of its asset/liability management strategy, the Company invests in U.S. government and agency obligations to supplement its lending activities. The Company regularly uses First American Asset Management as non-commissioned investment adviser. The Company is also authorized by its general investment policy to purchase investment grade municipal securities and, depending on market conditions, may purchase such securities from time to time. The Company also invests, to a limited degree, in equity securities of other financial companies. At December 31, 1998, the Company did not own any securities of a single issuer which exceeded 10% of the Company's retained earnings, other than U.S. government or federal agency obligations. See "Management's Discussion and Analysis of Financial Condition and Results of Operation" in the Annual Report.

         The Bank is required by federal regulations to maintain a minimum amount of liquid assets that may be invested in specified securities and is also permitted to make certain other securities investments. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital" in the Annual Report. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is provided. As of December 31, 1998, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings and current borrowings) was 16.06% as compared to the OTS requirement of 4.0%.

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

         The following table sets forth the composition of the Company's investment securities at the dates indicated.

                                                                                      December 31,
                                                        -----------------------------------------------------------------------
                                                                 1998                    1997                     1996
                                                        ---------------------    -------------------      ---------------------
                                                           Book        % of       Book         % of        Book          % of
                                                          Value        Total      Value        Total       Value         Total
                                                         -------       ------     -------      ------      -------       ------
                                                                          (Dollars in Thousands)
Investment securities held to maturity:
  FHLB Stock........................................     $ 1,334        13.52%    $   725        6.39%     $   546         5.45%
                                                         -------       ------     -------      ------      -------       ------

Investment securities available for sale:
  U.S. government securities.........................      5,901        59.82      8,090        71.27        8,283        82.62
  Municipal obligations..............................        102         1.03        ---          ---          ---        ---
  Government securities mutual fund..................        134         1.36        124         1.09          656         6.54
                                                         -------       ------     -------      ------      -------       ------
                                                           6,137        62.21      8,214        72.36        8,939        89.16
                                                         -------       ------     -------      ------      -------       ------

Investment securities held for trade:
  Thrift common stock mutual fund....................        964         9.77      1,325        11.67          ---        ---
  General equity mutual fund.........................         57         0.58        ---          ---          ---        ---
  Common stock of other financial institutions.......      1,277        12.94      1,088         9.58          540         5.39
  Corporate debt securities..........................         96          .98        ---          ---          ---        ---
                                                         -------       ------     -------      ------      -------       ------
                                                           2,394        24.27      2,413        21.25          540         5.39
                                                         -------       ------     -------      ------      -------       ------
     Total investment securities.....................     $9,865       100.00%   $11,352       100.00%     $10,025       100.00%
                                                          ======       ======    =======       ======      =======       ======

Average remaining life of debt investment
 securities..........................................     3.9 years              1.8 years                 2.3 years

Other interest-earning assets:
  Interest-bearing deposits with banks...............     $5,887       100.00%   $ 3,119        98.21%     $ 1,093       100.00%
  Money market mutual fund...........................        ---          ---       ---           ---          ---          ---
                                                         -------       ------     -------      ------      -------       ------
     Total...........................................     $5,887       100.00%   $ 3,176       100.00%     $ 1,093       100.00%
                                                          ======       ======    =======       ======      =======       ======
                                                          ======       ======    =======       ======      =======       ======

         The composition and maturities of the investment securities portfolio, excluding FHLB stock and equity securities are indicated in the following table.


                                                                               December 31, 1998
                                                 --------------------------------------------------------------------------------
                                                  Less Than     1 to 5        5 to 10       Over
                                                   1 Year        Years         Years      10 Years     Total Investment Securities
                                                 Book Value    Book Value    Book Value   Book Value    Book Value    Fair Value
                                                 ----------    ----------    ----------   ----------    ----------    ----------
                                                                           (Dollars in Thousands)
U.S. government securities..................        $  514       $4,435        $  952      $   ---        $5,901         $5,901
Municipal obligation........................           ---          ---           ---          102           102            102
Corporate debt securities...................           ---          ---           ---           96            96             96
                                                   -------       ------        ------      ------         ------         ------

Total investment securities (excluding
FHLB stock and equity securities)...........        $  514       $4,435         $ 952        $ 198        $6,099         $6,099
                                                    ======       ======         =====        =====        ======         ======

Weighted average yield......................          7.75%        5.91%         6.69%        6.85%         6.22%


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

         All of the Company's mortgage-backed securities at December 31, 1998, are backed by federal agencies or government corporations. Accordingly, management believes that the Company's mortgage-backed securities are generally resistant to credit problems.

         The following table sets forth the composition of the Company's mortgage-backed securities at the dates indicated.

                                                                                December 31,
                                                   ---------------------------------------------------------------------
                                                            1998                     1997                  1996
                                                   ----------------------   -------------------   ----------------------
                                                    Book           % of        Book       % of      Book          % of
                                                    Value         Total       Value       Total     Value        Total
                                                                            (Dollars in Thousands)
Mortgage-backed securities available for sale:
  GNMA...................................          $   489         18.46%  $   639        18.29%   $  762         18.96%
  FNMA...................................               53          2.00        70         2.00        82          2.04
  FHLMC..................................            2,107         79.54     2,785        79.71     3,175         79.00
                                                     -----         -----     -----       ------    ------        ------

     Total mortgage-backed
       securities........................           $2,649        100.00%   $3,494       100.00%   $4,019        100.00%
                                                     =====        ======    ======       ======    ======        ======

         The following table shows mortgage-backed and related securities purchase, sale and repayment activities of the Company for the periods indicated.

                                                              Year Ended December 31,
                                                       -----------------------------------
                                                        1998          1997          1996
                                                        ----          ----          ----
                                                                (In Thousands)
Purchases:
  Adjustable-rate................................      $   ---       $   ---      $   ---
  Fixed-rate.....................................          ---           ---        3,034
                                                        ------        ------       ------
         Total purchases.........................          ---           ---        3,034
                                                        ------        ------       ------

Sales and Repayments:
         Total sales.............................          ---           ---          ---
                                                        ------        ------    ---------
  Principal repayments...........................          847           570          482
                                                          ----          ----      -------
         Total reductions........................         (847)         (570)        (482)
  Increase (decrease) in other items, net........            2            45          (12)
                                                         -----        ------     ---------
         Net increase (decrease).................        $(845)        $(525)      $2,540
                                                         =====         =====       ======

         The following table sets forth the contractual maturities of the Company's mortgage-backed securities at December 31, 1998. These securities are anticipated to be repaid in advance of their contractual maturities as a result of mortgage loan payments. The amounts set forth below represent principal balances only and do not include premiums, discounts and fair value adjustments.

                                                                                                   December 31, 1998
                                                                       Due in                     Balance Outstanding
                                                          1 to        5 to 10      10 to 20
                                                         5 Years       Years         Years        Fixed      Adjustable
                                                         -------       -----         -----        -----      ----------
                                                                             (In Thousands)
Federal Home Loan Mortgage Corporation............         $ 253        $ 156        $1,660       $2,069       $   ---

Federal National Mortgage Association.............           ---          ---            53          ---            53

Government National Mortgage Association..........           ---          ---           482          ---           482
                                                          ------       ------          ----       ------          ----

     Total........................................         $ 253        $ 156        $2,195       $2,069         $ 535
                                                           =====        =====        ======       ======         =====


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

         The following table sets forth the savings flows at the Bank during the periods indicated.

                                                           Year Ended December 31,
                                                  ------------------------------------
                                                     1998         1997          1996
                                                     ----         ----          ----
                                                      (Dollars in Thousands)

Opening balance.............................       $71,700     $ 60,411      $ 59,588
Deposits....................................       151,006      142,882       122,369
Withdrawals.................................      (143,774)    (134,005)     (123,874)
Sale of deposit accounts                            (2,703)         ---           ---
Interest credited...........................         2,768        2,412         2,328
                                                   -------   ----------     ---------

Ending balance..............................       $78,997     $ 71,700      $ 60,411
                                                   =======     ========      ========

Net increase................................       $ 7,297     $ 11,289     $     823
                                                   =======     ========     =========

Percent increase............................        10.18%       18.69%         1.38%
                                                    =====        =====         =====

                                       24

         The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Bank as of the dates indicated.

                                                                                   December 31,
                                                 -----------------------------------------------------------------------------
                                                         1998                         1997                      1996
                                                 ------------------------      --------------------     ----------------------
                                                                  Percent                   Percent                   Percent
                                                  Amount         of Total      Amount      of Total       Amount      of Total
                                                  ------         --------      ------      --------       ------      --------
                                                                              (Dollars in Thousands)
Transactions and Savings Deposits:

Commercial Demand 0.00%(1)..................      $   794            1.01      $   698        .97%      $    731          1.21%
Passbook Accounts 2.75%(1)..................       15,143           19.17       16,407      22.88         16,311         27.00
NOW Accounts 1.90%(1).......................        6,610            8.37        6,560       9.15          5,981          9.90
Money Market Accounts 3.25%(1)..............        3,773            4.78        2,878       4.01          2,454          4.06
                                                  -------         -------      -------      -----        -------       -------

Total Non-Certificates......................       26,320           33.32       26,543      37.02         25,477         42.17
                                                   ------          ------       ------      -----        -------       -------

Certificates:

 3.01 -  4.00%..............................          ---             ---         257         .36            416           .69
 4.01 -  6.00%..............................       48,242           61.07      26,232       36.59         29,691         49.15
 6.01 -  8.00%..............................        4,429            5.61      18,663       26.03          4,822          7.98
 8.01 -  9.00%..............................            6             .01           5         .01              5           .01
                                                ---------         -------     -------      ------        -------      --------

Total Certificates..........................       52,677           66.68      45,157       62.98         34,934         57.83
                                                 --------          ------     -------      ------        -------       -------
Total Deposits..............................      $78,997          100.00%    $71,700      100.00%       $60,411        100.00%
                                                  =======          ======     =======      ======        =======        ======

------------------------
(1) Rates in effect at December 31, 1998.

         The following table shows rate and maturity information for the Bank's certificates of deposit as of December 31, 1998

                                                        4.01-        6.01-        8.01-                  Percent
                                                       6.00%         8.00%        9.00%       Total     of Total
                                                      --------     ------     ---------    -------        -------
                                                                       (Dollars in Thousands)
Certificate account maturing in quarter ending:
March 31, 1999.................                       $10,023      $2,574     $    ---     $12,597         23.91%
June 30, 1999..................                         8,159         163          ---       8,322         15.80
September 30, 1999.............                        19,250         540          ---      19,790         37.57
December 31, 1999..............                         4,183         442          ---       4,625          8.78
March 31, 2000.................                         1,506         225          ---       1,731          3.29
June 30, 2000..................                           857         304          ---       1,161          2.20
September 30, 2000.............                         1,182         ---          ---       1,182          2.24
December 31, 2000..............                           814         117          ---         931          1.77
March 31, 2001.................                           278         ---          ---         278           .53
June 30, 2001..................                           404          56          ---         460           .87
September 30, 2001.............                            83         ---          ---          83           .16
December 31, 2001..............                           252         ---          ---         252           .48
Thereafter.....................                         1,251           8            6       1,265          2.40
                                                        -----     -------       ------      ------         -----

   Total.......................                       $48,242     $ 4,429      $     6     $52,677        100.00%
                                                      =======     =======      =======     =======        ======

   Percent of total............                        91.58%       8.41%         .01%     100.00%
                                                       =====       =====       ======      ======

         The following table indicates the amount of the Bank's certificates of deposit and other deposits by time remaining until maturity as of December 31, 1998.

                                                                             Maturity
                                                      --------------------------------------------------
                                                                       Over        Over
                                                      3 Months       3 to 6       6 to 12        Over
                                                       or Less       Months       Months       12 months      Total
                                                       -------       ------       ------       ---------      -----
                                                                           (In Thousands)
Certificates of deposit less than $100,000.......     $  9,424        $6,925      $20,408        $6,315      $43,072

Certificates of deposit of $100,000 or more......        3,173         1,397        4,007         1,028        9,605
                                                         -----         -----        -----         -----        -----

Total certificates of deposit....................      $12,597        $8,322      $24,415        $7,343      $52,677
                                                       =======        ======      =======        ======      =======

         Borrowings. American Savings' other available sources of funds include advances from the FHLB of Indianapolis and other borrowings. As a member of the FHLB of Indianapolis, the Bank is required to own capital stock in the FHLB of Indianapolis and is authorized to apply for advances from the FHLB of Indianapolis. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB of Indianapolis may prescribe the acceptable uses for these advances, as well as limitations on the size of the advances and repayment provisions. During recent years, the Bank has utilized short-term borrowings (most of which have maturities of 12 to 36 months) in order to fund loan demand. See -- "Management Discussion and Analysis - Asset/Liability Management."

         The following table sets forth the maximum month-end balance and average balance of FHLB advances, securities sold under agreements to repurchase and other borrowings for the periods indicated.

                                                                           Year Ended December 31,
                                                                   -------------------------------------
                                                                    1998            1997            1996
                                                                    ----            ----            ----
                                                                           (In Thousands)
Maximum Balance:
  FHLB advances...........................................         $25,683         $12,000          $9,500
  Securities sold under agreements to repurchase..........             ---             ---             ---
  Other borrowings........................................             ---             ---             ---

Average Balance:
  FHLB advances...........................................         $18,663         $11,629          $3,186
  Securities sold under agreements to repurchase..........             ---             ---             ---
  Other borrowings........................................             ---             ---             ---

         The following table sets forth certain information as to the Bank's borrowings at the dates indicated.

                                                                                December 31,
                                                                   ---------------------------------------
                                                                    1998            1997            1996
                                                                    ----            ----            ----
                                                                       (Dollars in Thousands)

FHLB advances.............................................         $21,683         $12,000          $9,500
Securities sold under agreements to repurchase............             ---             ---             ---
Other borrowings..........................................             ---             ---             ---
                                                                   -------         --------         -------

     Total borrowings.....................................         $21,683         $12,000          $9,500
                                                                   =======         =======          ======

Weighted average interest rate of FHLB advances...........           5.65%           5.89%           5.91%

Weighted average interest rate of securities sold
 under agreements to repurchase...........................            ---%            ---%            ---%

Weighted average interest rate of other borrowings........            ---%            ---%            ---%

Service Corporations

         As a federally chartered savings association, the Bank is permitted by OTS regulations to invest up to 2% of its assets, or $2.3 million at December 31, 1998, in the stock of, or loans to, service corporation subsidiaries. As of such date, the net book value of the Bank's investment in its service corporations was approximately $50,000. The Bank may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes. In addition to investments in service corporations, federal institutions are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities which a federal association may engage in directly.

         The Bank has one wholly owned subsidiary service corporation, NIFCO, Inc. ("NIFCO"), and one second tier subsidiary service corporation, Ridge Management, Inc. ("Ridge Management") which is owned by NIFCO. NIFCO sells annuities and securities to the Bank's customers and to the general public. At December 31, 1998, the Bank had an equity investment in NIFCO of $50,000. For the year ended December 31, 1998, NIFCO recorded net income of $1,000. In the past, Ridge Management engaged in lending and investment activity, although it is currently essentially inactive. For the year ended December 31, 1998, Ridge Management had no activity.

Competition

         The Bank faces strong competition both in originating real estate loans and in attracting deposits. Competition in originating loans comes primarily from other savings institutions, credit unions, commercial banks and mortgage bankers who also make loans secured by real estate located in the Bank's primary market area. The Bank competes for loans principally on the basis of the interest rates and loan fees it charges, the types of loans it originates and the quality of services it provides to borrowers.

         The Bank attracts all of its deposits through its branch offices, primarily from the communities in which those branch offices are located; therefore, competition for those deposits is principally from other savings institutions, commercial banks, securities firms, money market and mutual funds and credit unions located in the same communities. The ability of the Bank to attract and retain deposits depends on its ability to provide an investment opportunity that satisfies the requirements of investors as to rate of return, liquidity, risk, convenient locations and other factors. The Bank competes for these deposits by offering a variety of deposit accounts at competitive rates, convenient business hours and a customer oriented staff. As of December 31, 1998, the Bank estimated its market share of savings deposits in the Gary-Hammond, Indiana MSA market area to be approximately 1.3%.

         The authority to offer money market deposits, and expanded lending and other powers authorized for savings institutions by federal legislation has resulted in increased competition for both deposits and loans between savings institutions and other financial institutions such as commercial banks.

Regulation

         General. The Bank is a federally chartered savings association, the deposits of which are federally insured and backed by the full faith and credit of the United States Government. Accordingly, the Bank is subject to broad federal regulation and oversight extending to all its operations. The Bank is a member of the FHLB of Indianapolis and is subject to certain limited regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). As the savings and loan holding company of the Bank, the Company also is subject to federal regulation and oversight. The purpose of the regulation of the Company and other holding companies is to protect subsidiary savings associations. The Bank is a member of the Savings Association Insurance Fund ("SAIF"), which together with the Bank Insurance Fund (the "BIF") are the two deposit insurance funds administered by the FDIC, and the deposits of the Bank are insured by the FDIC. As a result, the FDIC has certain regulatory and examination authority over the Bank.

         Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this document.

Federal Regulation of Savings Associations

         The OTS has extensive authority over the operations of savings associations. As part of this authority, the Bank is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS and FDIC examinations of the Bank were as of March, 1998 and November, 1991, respectively. Under agency scheduling guidelines, it is likely that another examination will be initiated in the near future. When these examinations are conducted by the OTS and the FDIC, the examiners may require the Bank to provide for higher general or specific loan loss reserves. All savings associations are subject to semi-annual assessments, based upon the savings association's total assets, to fund the operations of the OTS. The Bank's OTS assessment for the fiscal year ended December 31, 1998, was $33,000.

         The OTS also has extensive enforcement authority over all savings associations and their holding companies, including the Bank and the Company. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. Except under certain circumstances, public disclosure of final enforcement actions by the OTS is required.

         In addition, the investment, lending and branching authority of the Bank is prescribed by federal laws and it is prohibited from engaging in any activities not permitted by such laws. For instance, no savings institution may invest in non-investment grade corporate debt securities. In addition, the permissible level of investment by federal associations in loans secured by non-residential real property may not exceed 400% of total capital, except with approval of the OTS. Federal savings associations are also generally authorized to branch nationwide. The Bank is in compliance with the noted restrictions.

         The Bank's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At December 31, 1998, the Bank's lending limit under this restriction was $1.3 million. The Bank is in compliance with the loans-to-one-borrower limitation.

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

Insurance of Accounts and Regulation by the FDIC

         The Bank is a member of the SAIF, which is administered by the FDIC. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

         The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums, based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium, while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classifications of all insured institutions are made by the FDIC for each semi-annual assessment period.

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

         Effective January 1, 1997, the premium schedule for BIF and SAIF insured institutions ranged from 0 to 27 basis points. However, SAIF-insured institutions are required to pay a Financing Corporation (FICO) assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s, equal to 6.48 basis points for each $100 in domestic deposits, while BIF-insured institutions pay an assessment equal to 1.52 basis points for each $100 in domestic deposits. The assessment is expected to be reduced to 2.43 basis points no later than January 1, 2000, when BIF insured institutions fully participate in the assessment. These assessments, which may be revised based upon the level of BIF and SAIF deposits, will continue until the FICO bonds mature in the year 2017.

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

         The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. At December 31, 1998, the Bank did not have any intangible assets.

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

         At December 31, 1998, the Bank had tangible capital of $8.5 million, or 7.52% of adjusted total assets, which is approximately $6.8 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

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

         At December 31, 1998, the Bank had core capital equal to $8.5 million, or 7.52% of adjusted total assets, which is $5.1 million above the minimum leverage ratio requirement of 3% as in effect on that date.

          The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At December 31, 1998, the Bank had no capital instruments that qualify as supplementary capital and $506,000 of general loss, which was less than 1.25% of risk-weighted assets.

         Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. The Bank had $15,000 of such exclusions from capital and assets at December 31, 1998.

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

         OTS regulations also require that every savings association with more than normal interest rate risk exposure to deduct from its total capital, for purposes of determining compliance with such requirement, an amount equal to 50% of its interest-rate risk exposure multiplied by the present value of its assets. This exposure is a measure of the potential decline in the net portfolio value of a savings association, greater than 2% of the present value of its assets, based upon a hypothetical 200 basis point increase or decrease in interest rates (whichever results in a greater decline). Net portfolio value is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The rule will not become effective until the OTS evaluates the process by which savings associations may appeal an interest rate risk deduction determination. It is uncertain as to when this evaluation may be completed. Any savings association, such as the Bank, with less than $300 million in assets and a total capital ratio in excess of 12% is exempt from this requirement unless the OTS determines otherwise.

         On December 31, 1998, the Bank had total capital of $9.0 million (including $8.5 million in core capital and $506,000 in qualifying supplementary capital) and risk-weighted assets of $63.8 million or total capital of 14.06% of risk-weighted assets. This amount was $3.9 million above the 8% requirement in effect on that date.

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

         The imposition by the OTS or the FDIC of any of these measures on the Bank may have a substantial adverse effect on the Bank's operations and profitability. Company shareholders do not have preemptive rights, and therefore, if the Company is directed by the OTS or the FDIC to issue additional shares of Common Stock, such issuance may result in the dilution in the percentage of ownership of the Company.

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

Liquidity

         The Bank is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement is subject to change from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions. Monetary penalties may be imposed for failure to meet these liquidity requirements. In 1997 the OTS lowered the liquidity requirement from 5% to 4% and eliminated the 1% short term liquid asset requirement. The Bank's liquidity ratio for December 31, 1998 was 16.06% which exceeded the applicable requirements. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

Accounting

         An OTS policy statement applicable to all savings associations clarifies and re-emphasizes that the investment activities of a savings association must be in compliance with approved and documented investment policies and strategies, and must be accounted for in accordance with GAAP. Under the policy statement, management must support its classification of and accounting for loans and securities (i.e., whether held for investment, sale or trading) with appropriate documentation. The Bank believes it is in compliance with these amended rules.

         The OTS has adopted an amendment to its accounting regulations, which may be made more stringent than GAAP by the OTS, to require that transactions be reported in a manner that best reflects their underlying economic substance and inherent risk and that financial reports must incorporate any other accounting regulations or orders prescribed by the OTS.

Qualified Thrift Lender Test

         All savings associations, including the Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. At December 31, 1998, the Bank met the test and has always met the test since its effectiveness.

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

Community Reinvestment Act

         Under the Community Reinvestment Act ("CRA"), every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with the examination of the Bank, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by the Bank. An unsatisfactory rating may be used as the basis for the denial of an application by the OTS.

         The federal banking agencies, including the OTS, have recently revised the CRA regulations and the methodology for determining an institution's compliance with the CRA. Due to the heightened attention being given to the CRA in the past few years, the Bank may be required to devote additional funds for investment and lending in its local community. The Bank was examined for CRA compliance in March 1998 and received a rating of satisfactory.

Transactions with Affiliates

         Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the association's capital. Affiliates of the Bank include the Company and any company which is under common control with the Bank. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. The Bank's subsidiaries are not deemed affiliates, however; the OTS has the discretion to treat subsidiaries of savings associations as affiliates on a case by case basis.

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

         As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions. If the Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Company and any of its subsidiaries (other than the Bank or any other SAIF-insured savings association) would become subject to such restrictions unless such other associations each qualify as a QTL and were acquired in a supervisory acquisition.

         If the Bank fails the QTL test, the Company must obtain the approval of the OTS prior to continuing after such failure, directly or through its other subsidiaries, any business activity other than those approved for multiple savings and loan holding companies or their subsidiaries. In addition, within one year of such failure the Company must register as, and will become subject to, the restrictions applicable to bank holding companies. The activities authorized for a bank holding company are more limited than are the activities authorized for a unitary or multiple savings and loan holding company. See "- Qualified Thrift Lender Test."

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

Federal Reserve System

         The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At December 31, 1998, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "- Liquidity."

         Savings associations are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

Federal Home Loan Bank System

         The Bank is a member of the FHLB of Indianapolis, which is one of 12 regional FHLBs, that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures, established by the board of directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.

         As a member, the Bank is required to purchase and maintain stock in the FHLB of Indianapolis. At December 31, 1998, The Bank had $1.3 million in FHLB stock, which was in compliance with this requirement.

         In past years, the Bank has received substantial dividends on its FHLB stock. Over the past five calendar years such dividends have averaged 7.49% and were 8.01% for calendar year 1998.

         Under federal law the FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to low- and moderately priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of the Bank' FHLB stock may result in a corresponding reduction in its capital.

         For the year ended December 31, 1998, dividends paid by the FHLB of Indianapolis to the Bank totaled $81,200, which constitutes a $28,500 increase from the amount of dividends received in calendar year 1997. The $26,900 dividend received for the quarter ended December 31, 1998 reflects an annualized rate of 8.00%, or .01% below the average rate for calendar 1998.

Federal and State Taxation

         General. The Company and the Bank report their income on a consolidated basis and the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank' reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. The Bank has not been audited by the IRS since 1996, which covered the tax years through 1995. For its 1998 taxable year, the Bank is subject to a maximum federal income tax rate of 34%.

         Bad Debt Reserves. Prior to the Small Business Job Protection Act of 1996 (the "1996 Act"), the Bank was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at taxable income. As a result of the 1996 Act, savings associations must now use the specific charge off method in computing bad debt deductions beginning with their 1996 Federal tax return, subject to the residential loan requirement provision.

         Under the residential loan requirement provision, the recapture required by the 1996 Act was suspended for each of two successive taxable years, beginning with the Bank's 1996 taxable year, due to the fact that the Bank originated a minimum number of certain residential loans based upon the average of the principal amounts of such loans made by the Bank during its six previous taxable years preceding.

         Under the 1996 Act, for its current and future taxable years, the Bank is not permitted to make additions to its tax bad debt reserves. In addition, the Bank is required to recapture (i.e., take into taxable income) over a six year period the excess of the balance of its tax bad debt reserves as of December 31, 1995 other than its supplemental reserve for losses on loans, if any, over the balance of such reserves as of December 31, 1998. As a result of such recapture, the Bank will incur an additional tax liability of approximately $114,000 beginning in 1998 which will be incurred over a six-year period.

         Distributions. Under the 1996 Act, if the Bank makes "non-dividend distributions" to the Company, such distributions will be considered to have been made from the Bank's unrecaptured tax bad debt reserves (including the balance of its reserves as of December 31, 1998) to the extent thereof, and then from the Bank's supplemental reserve for losses on loans, to the extent thereof, and an amount based on the amount distributed (but not in excess of the amount of such reserves) will be included in the Bank's income. Non-dividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of the Bank's current or accumulated earnings and profits will not be so included in the Bank's income.

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

Competition

         The Bank faces strong competition both in originating real estate loans and in attracting deposits. Competition in originating loans comes primarily from commercial banks, credit unions, mortgage bankers and other savings institutions, which also make loans secured by real estate located in the Bank' market area. The Bank competes for loans principally on the basis of the interest rates and loan fees it charges, the types of loans it originates and the quality of services it provides to borrowers.

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

         Clement B. Knapp, Jr. Mr. Knapp, age 56, has served as Chairman of the Board, President and Chief Executive Officer of the Bank since 1977 and has acted in all of such capacities with the Company since its incorporation in 1993. Since joining the Bank in 1968 he has served in various capacities and attended many banking schools and seminars. He is a graduate of Georgetown University and Indiana University Indianapolis Law School. Mr. Knapp is also active in several community organizations. Mr. Knapp is the husband of Denise L. Knapp, Secretary of the Bank.

         Louis A. Green. Mr. Green, age 55, joined the Bank in 1967. He has had various positions including Controller and Vice President. Mr. Green was appointed as Senior Vice President of the Bank in 1985 and of the Company in 1993 and is responsible for coordinating the Bank's loan activities. Prior to joining the Bank, Mr. Green was an accountant in the Chicago Office of Ernst and Ernst. He is also an active member in several trade and community organizations.

         Daniel T. Poludniak. Mr. Poludniak, age 57, has been Vice President, Treasurer and Chief Financial Officer of The Bank since 1983 and the Company since 1993. As Chief Financial Officer of the Bank, Mr. Poludniak is responsible for the establishment and supervision of the accounting and data processing activities of the Bank. Prior to joining the Bank in 1983, Mr. Poludniak had twenty years experience in both local and Chicago banks.

         Denise L. Knapp. Mrs. Knapp, age 51, was appointed as the Secretary of the Bank in 1987 and of the Company in 1993. She has also served as a loan officer since 1985 and as the Dyer branch manager since 1989. Since joining the Bank in 1975, Mrs. Knapp has served in various capacities and is a member of several executive committees of the Bank. Mrs. Knapp is also active in several charitable organizations in the area. Mrs. Knapp is the wife of President Knapp.

Employees

         At December 31, 1998, the Company had a total of 31 employees, including four part-time employees. The Company's employees are not represented by any collective bargaining group.
Management considers its employee relations to be good.

Year 2000 Readiness Disclosure

         General. The year 2000 ("Y2K") issues confronting the Company and its suppliers, customers, customers' suppliers and competitors centers on the inability of computer systems to recognize the year 2000. Many existing computer programs and systems originally were programmed with six digit dates that provided only two digits to identify the calendar year 1900 rather than the year 2000.

         Financial institution regulators recently have increased their focus upon Y2K compliance issues and have issued guidance concerning the responsibilities of senior management and directors. The Federal Financial Institutions Examination Council (the "FFIEC") has issued several interagency statements on Y2K Project Management Awareness. These statements require financial institutions to, among other things, examine the Y2K implications of their reliance on vendors and with respect to date exchange and the potential impact of the Y2K issue on their customers, suppliers and borrowers. These statements also require each federally regulated financial institution to survey its exposure, measure its risk and prepare a plan to address the Y2K issue. In addition, the federal banking regulators have issued safety and soundness guidelines to be followed by insured depository institutions, such as the Bank, to assure resolution of any Y2K problems. The federal banking agencies have asserted that Y2K testing and certification is a key safety and soundness issue in conjunction with regulatory exams and, thus, that an institution's failure to address appropriately the Y2K issue could result in supervisory action, including the reduction of the institution's supervisory ratings, the denial of applications for approval of mergers or acquisitions or the imposition of civil money penalties.

         The Bank understands the importance of the Y2K issue, and the Bank is currently taking steps to insure a smooth transition into the next millennium. The Senior Management Team of the Bank has decided to follow the guidelines established by the FFIEC for Y2K preparation. The Bank has intended to meet all deadlines established by the FFIEC, and to-date the Bank has satisfied all requirements.

         A Steering Committee comprised of the Bank's department heads was established in 1998 to oversee and report all the events pertaining to the Y2K project. These individuals are under the direct supervision of the Bank's Chief Executive Officer and prepare regular reports to the Board of Directors.

         Risks. Like most financial service providers, the Y2K issue due to its dependence on technology and date-sensitive data may significantly affect the Company and its operations. Computer software and hardware and other equipment, both within and outside the Company's direct control, and third parties with whom the Company electronically or operationally interfaces (including without limitation its customers and third party vendors) are likely to be affected. If computer systems are not modified in order to be able to identify the year 2000, many computer applications could fail or create erroneous results. As a result, many calculations which rely on date field information, such as interest, payment or due dates and other operation functions, could generate results which are significantly misstated, and the Company could experience an inability to process transactions, prepare statements or engage in similar normal business activities. Likewise, under certain circumstances, a failure to adequately address the Y2K issue could adversely affect the viability of the Company's suppliers and creditors and the creditworthiness of its borrowers. Thus, if not adequately addressed, the Y2K issue could result in a significant adverse impact on the Company's operations and, in turn, its financial condition and results of operations.

         The Bank has adopted a five-phase plan to insure Y2K processing success. Many aspects required for the plan's success have been completed, and are currently undergoing minor improvement adjustments. The main categories of the five-phase plan are as follows:

         1. Awareness During this phase of the Bank's Y2K program the senior management members attempted to gather information relevant to the Bank's Y2K scenario. Information was gathered from a variety of sources including seminars, numerous publications and external consultants.

         2. Assessment During the assessment phase of the Banks' Y2K program each department of the Bank submitted information on areas that presented a potential risk to the institution. Members of the Y2K Steering Committee identified the "date sensitive" systems and assigned a risk rating to the individual items. The areas classified as "mission critical" receive a higher priority rating from the committee.

         3. Renovation Throughout the renovation phase of the Bank's Y2K program, systems were replaced or upgraded to insure Y2K compliance. The costs associated with this phase were not material during 1998 and a substantial change in 1999 is not expected.

         4. Testing The Bank performed internal testing on all in-house systems and some systems under the control of service providers. Proxy tests were used to test the integrity of the Bank's core application system. The senior management of the Bank is currently satisfied with the progress of the test results.

         5. Contingency The Bank has begun the process of contingency planning for all mission critical systems of the bank. Members of the Steering Committee intend to complete the contingency planning process prior to the FFIEC deadline in June for all mission critical systems. Including those systems dependent upon third party vendors or service providers.

         The Company is expensing all costs associated with training and software as those costs are incurred, and such costs are being funded through operating cash flows. Hardware costs will be capitalized and expensed under our fixed asset guidelines. The total cost of the Y2K conversion project for the Company is estimated to be $65,000. Expenses of approximately $40,000 were incurred and expensed by the Company through December 31, 1998. The Company does not expect significant increases in future data processing costs related to Y2K compliance. While we believe this amount will be sufficient to complete the requirements of becoming Y2K compliant, it is an estimate. As such we will review our budget monthly to help ensure that we have allocated sufficient resources to this project. Any deviations to the preliminary budget will be reported to the Board of Directors.

Item 2. Description of Property
-------------------------------

         The Company conducts its business at its main office located in Munster, Indiana. The following table sets forth information relating to each of the Company's properties as of December 31, 1998.

                                                                              Total
                                             Owned       Approximate      December 31,
                              Year            or            Square         1998 Book
Location                    Acquired        Leased         Footage            Value
--------                    --------        ------         -------            -----
                                                 (In Thousands)
Main Office:

8230 Hohman Avenue            1963           Owned           8,400           $72,000
Munster, Indiana

Branch Offices:

1001 Main Street              1990          Leased           2,800            86,000
Dyer, Indiana

4521 Hohman Avenue            1983           Owned           1,600            46,000
Hammond, Indiana

         The Company believes that its current facilities are adequate to meet the present and foreseeable needs of The Bank and the Company, subject to possible future expansion.

         The Company maintains an on-line data base with a service bureau servicing financial institutions. The net book value of the data processing and computer equipment utilized by the Company at December 31, 1998 was $106,000.

Item 3.  Legal Proceedings
--------------------------

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

Item  4.  Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

         During the quarter ended December 31, 1998, the Company submitted no matters to a vote of security holders, through the solicitation of proxies.

                                     PART II


Item  5.  Market for Common Equity and Related Stockholder Matters
------------------------------------------------------------------

         Page 49 of the Company's 1998 Annual Report to Stockholders is herein incorporated by reference.


Item  6.  Management's Discussion and Analysis or Plan of Operation
-------------------------------------------------------------------

         Pages 5 through 16 of the Company's 1998 Annual Report to Stockholders is herein incorporated by reference.


Item  7.  Financial Statements
------------------------------

         Pages 17 through 48 of the Company's 1998 Annual Report to Stockholders are herein incorporated by reference.


Item  8.  Changes in and Disagreements With Accountants on Accounting
            and Financial Disclosure
---------------------------------------------------------------------

         There has been no Current Report on Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change in accountants and/or reporting disagreements on any matter of accounting principle or financial statement disclosure.

                                    PART III

Item 9.  Directors and Executive Officers, Promoters and Control
           Persons; Compliance with Section 16(a) of the Exchange Act
---------------------------------------------------------------------

         Information concerning directors of the Registrant is incorporated herein by reference from the Company's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 10.  Executive Compensation
--------------------------------

         Information concerning executive compensation is incorporated herein by reference from the Company's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

         Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

         Information concerning certain relationships and transactions is incorporated herein by reference from the Company's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

                                     PART IV


Item 13.  Exhibits and Reports on 8-K
-------------------------------------

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
                      1996 Stock Option and Incentive Plan..............................           ***
                      Recognition and Retention Plan....................................           ***
                      Employee Stock Ownership Plan.....................................            *
                      Employee Severance Compensation Plan..............................            *
                      Employment Agreements.............................................           **
                      Second Executive Deferred Compensation Plan.......................          10.1
                      Trust Agreement for the Compensation Agreement....................          10.2
            11        Statement re computation of per share earnings....................          None
            13        Annual Report to Security Holders for the last fiscal year, Form
                      10-Q or 10QSB or quarterly report to security holders.............           13
            16        Letter on change in certifying accountant.........................           *
            18        Letter on Change in Accounting Principles.........................          None
            21        Subsidiaries of Registrant........................................           21
            22        Published Report Regarding Matters Submitted to Vote..............          None
            23        Consent of Experts and Counsel....................................           23
            24        Power of Attorney.................................................      Not required
            27        Financial Data Schedule...........................................           27
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

         (b) Reports on Form 8-K:

         No reports on Form 8-K have been filed during the three-month period ended December 31, 1998.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      AMB FINANCIAL CORPORATION


Date: March 31, 1999                  By:  /s/ Clement B. Knapp, Jr.
                                           ---------------------------
                                           Clement B. Knapp, Jr.,
                                           Chairman of the Board
                                           President and Chief Executive Officer
                                          (Duly Authorized Representative)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Clement B. Knapp, Jr.                        /s/ Ronald W. Borto
-------------------------                        --------------------
Clement B. Knapp, Jr., Chairman of the Board     Ronald W. Borto, Director
 President and Chief Executive Officer
(Principal Executive and Operating Officer)

Date: March 31, 1999                             Date: March 31, 1999


/s/ Donald L. Harle                              /s/ John C. McLaughlin
-------------------                              ----------------------
Donald L. Harle, Director                        John C. McLaughlin, Director

Date: March 31, 1999                             Date: March 31, 1999


/s/ John G. Pastrick                             /s/ Robert E. Tolley
--------------------                             --------------------
John G. Pastrick, Director                       Robert E. Tolley, Director

Date: March 31, 1999                             Date: March 31, 1999


/s/ Daniel T. Poludniak
-----------------------
Daniel T. Poludniak, Vice President, Treasurer
and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 31, 1999

                                  Exhibit Index




   Exhibit No.                                Document
   -----------                                --------

     10.1              Second Executive Deferred Compensation Plan
     10.2              Trust Agreement for the Compensation Agreement
     13                Annual Report
     21                Subsidiaries of the Registrant
     23                Consent of Cobitz, VandenBerg & Fennessy
     27                Financial Data Schedule