Form 10-Q
period 1999-03-31
AMB FINANCIAL CORP
filed 1999-05-04
CIK 915393

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         -------------------------------

                                    FORM 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1999

                                                          OR

( ) TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to _________

                         Commission File Number 0-23182

                               AMB Financial Corp.
                               -------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                                 35-1905382
           --------                                                 ----------
(State or other jurisdiction                                     I.R.S. Employer
    of incorporation or                                          Identification
        organization)                                                 Number

8230 Hohman Avenue, Munster, Indiana                                46321-1578
------------------------------------                                ----------
(Address of Principle executive offices)                            (Zip Code)

Registrant telephone number, include are code:                    (219) 836-5870
                                                                  --------------



               Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _x_ No ____

               As of April 29, 1999 there were 1,124,125 shares of the Registrant's common stock issued and 826,329 shares outstanding.

   Transitional Small Business Disclosure Format (check one) : Yes ____ No_X_

                               AMB FINANCIAL CORP.

                                    FORM 10-Q

                                TABLE OF CONTENTS


Part I.                   FINANCIAL INFORMATION                                        Page

               Item 1.    Financial Statements

                          Consolidated Statements of Financial Condition at              3
                          March 31, 1999 (Unaudited) and December 31, 1998

                          Consolidated Statements of Earnings for the three
                           months ended March 31, 1999 and 1998
                          (unaudited)                                                    4

                          Consolidated Statements of Changes in                          5
                          Stockholders Equity, three months ended
                          March 31, 1999 (unaudited)

                          Consolidated Statements of Cash Flow for the
                          three months ended March 31, 1999 and 1998
                          (unaudited)                                                    6

                          Notes to Unaudited Consolidated Financial Statements           7-8

               Item 2.    Management's Discussion and Analysis of Financial
                            Condition and Results of Operations                          9-17

Part II.                  OTHER INFORMATION                                             18

                          Signatures                                                    19

                          Index of Exhibits                                             20

                          Earnings Per Share Analysis (Exhibit 11)                      21

                          Financial Data Schedule (Exhibit 27)                          22

                                        AMB FINANCIAL CORP.
                                          AND SUBSIDIARIES
                           Consolidated Statements of Financial Condition
                                                                                        March 31,        December 31,
Assets                                                                                    1999              1998
------                                                                                    ----              ----
                                                                                        unaudited
Cash and amounts due from depository institutions                                       2,398,579         3,210,234
Interest-bearing deposits                                                               8,096,216         5,887,182
                                                                                      -----------       -----------
     Total cash and cash equivalents                                                   10,494,795         9,097,416
Investment securities, available for sale, at fair value                                6,035,872         6,137,219
Trading securities                                                                      2,389,765         2,394,130
Mortgage backed securities, available for sale, at fair value                           2,444,375         2,649,380
Loans receivable (net of allowance for loan losses:
     $521,630 at March 31, 1999 and
     $506,534 at December 31, 1998)                                                    91,736,746        89,762,417
Investment in LTD Partnership                                                           1,380,030         1,380,925
Real Estate Owned                                                                               0            23,369
Stock in Federal Home Loan Bank of Indianapolis                                         1,334,200         1,334,200
Accrued interest receivable                                                               611,082           594,942
Office properties and equipment- net                                                      419,374           427,823
Prepaid expenses and other assets                                                       3,525,031         3,111,101
                                                                                      -----------       -----------

     Total assets                                                                     120,371,270       116,912,922
                                                                                      ===========       ===========
Liabilities and Stockholders' Equity
Liabilities
Deposits                                                                               81,931,229        78,997,215
Borrowed money                                                                         21,683,000        21,683,000
Notes Payable                                                                           1,391,454         1,391,454
Advance payments by borrowers for taxes and insurance                                     714,766           567,098
Other liabilities                                                                       1,174,598           861,325
                                                                                      -----------       -----------
     Total liabilities                                                                106,895,047       103,500,092
                                                                                      -----------       -----------
Stockholders' Equity
Preferred stock, $.01 par value; authorized
     100,000 shares; none outstanding                                                        --                --
Common Stock, $.01 par value; authorized 1,900,000 shares;
     1,124,125 shares issued and 869,829 shares outstanding
    at March 31, 1999 and December 31, 1998                                                11,241            11,241
Additional paid- in capital                                                            10,776,299        10,771,799
Retained earnings, substantially restricted                                             7,406,201         7,317,519
Accumulated other comprehensive income, net of income taxes                                55,121           113,856
Treasury stock, at cost (254,296 shares at March 31, 1999 and December 31, 1998)       (3,844,015)       (3,844,015)
Common stock acquired by Employee Stock Ownership Plan                                   (629,510)         (629,510)
Common stock awarded by Recognition and Retention Plan                                   (299,114)         (328,060)
                                                                                      -----------       -----------
     Total stockholders' equity                                                        13,476,223        13,412,830
                                                                                      -----------       -----------
Total liabilities and stockholders' equity                                            120,371,270       116,912,922
                                                                                      ===========       ===========

                            AMB FINANCIAL CORP.
                              AND SUBSIDIARIES
                    Consolidated Statements of Earnings

                                                                Three Months    Three Months
                                                                    Ended           Ended
                                                                  March 31,       March 31,
                                                                  ---------       ---------
                                                                    1999            1998
                                                                    ----            ----
                                                                  unaudited       unaudited
Interest income
     Loans                                                        1,762,986       1,650,719
     Mortgage-backed securities                                      42,314          57,567
     Investment securities                                           92,240         125,437
     Interest-bearing deposits                                       71,695          62,139
     Dividends on FHLB stock                                         26,318          15,411
                                                                  ---------       ---------
          Total interest income                                   1,995,553       1,911,273
                                                                  ---------       ---------
Interest expense
     Deposits                                                       872,777         837,818
     Borrowings                                                     304,588         202,576
                                                                  ---------       ---------
          Total interest expense                                  1,177,365       1,040,394
                                                                  ---------       ---------
          Net interest income before
            provision for loan losses                               818,188         870,879
Provision for loan losses                                            31,903          22,932
                                                                  ---------       ---------
          Net interest income after
            provision for loan losses                               786,285         847,947
                                                                  ---------       ---------
Non-interest income:
     Loan fees and service charges                                   33,031          36,792
     Commission income                                                8,425           4,880
     Deposit related fees                                            71,592          73,509
     Gain on sale of trading securities                                --            24,086
     Unrealized gain (loss) on trading
      securities                                                     (4,365)        128,878
     Gain (loss) on sale
      of real estate owned                                            9,904            --
     Loss from investment
      in joint venture                                               (3,154)           --
     Other income                                                    42,643          19,968
                                                                  ---------       ---------
          Total non-interest income                                 158,076         288,113
                                                                  ---------       ---------
(continued)

                                                                Three Months    Three Months
                                                                    Ended           Ended
                                                                  March 31,       March 31,
                                                                  ---------       ---------
                                                                    1999            1998
                                                                    ----            ----
                                                                  unaudited       unaudited
Non-interest expense:
     Staffing costs                                                 350,888         390,835
     Advertising                                                     17,100          23,330
     Occupancy and equipment expense                                 75,044          87,323
     Data processing                                                101,684          90,564
     Federal deposit insurance premiums                              11,753          11,589
     Other operating expenses                                       146,731         170,139
                                                                  ---------       ---------
          Total non-interest expense                                703,200         773,780
                                                                  ---------       ---------

Net income (loss) before income taxes                               241,161         362,280
Provision for federal and state income taxes                         87,929         137,641
                                                                  ---------       ---------
          Net income (loss)                                         153,232         224,639
                                                                  =========       =========

Earnings per share- basic                                        $     0.19      $     0.25
Earnings per share- diluted                                      $     0.19      $     0.24

See accompanying notes to consolidated financial statements

                                AND SUBSIDIARIES
            Consolidated Statement of Changes in Stockholder's Equity
                                   (Unaudited)

                                                                     Accumulated                  Common
                                               Additional               Other                     Stock
                                      Common    Paid-in    Retained  Comprehensive   Treasury    Acquired   Awarded
                                      Stock     Capital    Earnings     Income        Stock       by ESOP    by RRP        Total
                                     -------  ----------  ---------     ------     ----------    --------   --------     ----------

Balance at December 31, 1998         $11,241  10,771,799  7,317,519    113,856     (3,844,015)   (629,510)  (328,060)    13,412,830

Comprehensive income:
  Net income                                                153,232                                                         153,232
  Other comprehensive income,
      net of tax:
     Unrealized holding gain (loss)
       during the period                                               (58,735)                                             (58,735)
                                                          ---------     ------                                           ----------
Total comprehensive income                 0           0    153,232    (58,735)             0           0          0         94,497

Amortization of award of
    RRP stock                                                                                                 28,946         28,946
ESOP compensation adjustment                       4,500                                                                      4,500
Dividends declared on
    common stock ($.08 per share)                           (64,550)                                                        (64,550)
                                     -------  ----------  ---------     ------     ----------    --------   --------     ----------

Balance at March 31, 1999            $11,241  10,776,299  7,406,201     55,121     (3,844,015)   (629,510)  (299,114)    13,476,223
                                     =======  ==========  =========     ======     ==========    ========   ========     ==========

See accompanying notes to consolidated financial statements

                        AMB FINANCIAL CORP.
                          AND SUBSIDIARIES
               Consolidated Statements of Cash Flows
                                                                Three Months Ending March 31,
                                                               -----------------------------
                                                                   1999              1998
                                                               -----------       -----------
                                                                         (unaudited)

Cash flows from operating activities:
  Net income                                                  $    153,232           224,639
   Items not requiring (providing) cash
    Depreciation                                                    32,074            39,120
    Amortization of cost of stock benefit plans                     28,946            28,947
    Amoritization of premiums and accretion of discounts             7,852               881
     Provision for loan losses                                      31,903            22,932
     Increase in deferred compensation                              19,092            13,336
     ESOP compensation                                               4,500            15,000
     Gain on sale of trading securities                               --             (24,086)
     Unrealized (gain) loss on trading account securities            4,365          (128,878)
     Purchase of trading account securites                            --            (298,575)
     Proceeds from sales of trading securities                        --             124,399
     Gain on sale of real estate owned                              (9,904)             --
     Decrease in deferred income on loans                           (7,072)          (17,798)
     Increase in accrued interest receivable                       (16,140)          (32,601)
     Increase in accrued interest payable                           27,391            19,653
     Change in current and deferred income taxes                    80,390          (111,880)
     Other, net                                                   (187,477)           54,192
                                                               -----------       -----------
Net cash provided by (for) operating activities                    169,152           (70,719)
                                                               -----------       -----------
Cash flows from investing activities:
     Proceeds from maturities of investment securities                --             500,000
     Purchase of investment securities                              (1,478)           (1,688)
     Proceeds from repayments of mortgage-backed
       securities                                                  202,085           223,191
     Purchase of Federal Home Loan Bank stock                         --            (125,000)
     Purchase of loans                                          (5,452,397)       (6,477,788)
     Loan disbursements                                         (5,790,830)       (4,892,639)
     Loan repayments                                             9,244,067         5,318,230
     Proceeds from sale of real estate owned                        33,273              --
     Property and equipment expenditures                           (23,625)          (43,159)
                                                               -----------       -----------

Net cash provided for investing activities                      (1,788,905)       (5,498,853)
                                                               -----------       -----------

(continued)

                                                                Three Months Ending March 31,
                                                               -----------------------------
                                                                   1999              1998
                                                               -----------       -----------
                                                                         (unaudited)

Cash flows from financing activities:
     Deposit account receipts                                   36,094,258        33,771,382
     Deposit account withdrawals                               (33,773,183)      (31,742,834)
     Interest credited to deposit accounts                         612,939           662,718
     Proceeds from borrowed money                                     --           3,000,000
     Increase in advance payments by borrowers
      for taxes and insurance                                      147,668           327,721
     Dividends paid on common stock                                (64,550)          (62,430)
                                                               -----------       -----------
Net cash provided by financing activities                        3,017,132         5,956,557
                                                               -----------       -----------

Net change in cash and cash equivalents                          1,397,379           386,985

Cash and cash equivalents at beginning of period                 9,097,416         5,686,955
                                                               -----------       -----------

Cash and cash equivalents at end of period                    $ 10,494,795         6,073,940
                                                               ===========       ===========
   Cash paid during the period for:
     Interest                                                 $  1,149,974         1,020,741
     Income taxes                                                    7,539           249,521
Non-cash investing activities:
  Transfer of loans to real estate owned                              --                --

 See notes to consolidated financial statements.

                               AMB Financial Corp.
                                And Subsidiaries

Notes to Consolidated Financial Statements

1.       Statement of Information Furnished

                      The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and Article 10 of Regulation S-X, and in the opinion of management contains all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position as of March 31, 1999, the results of operations for the three months ended March 31, 1999 and 1998 and cash flows for the three months ended March 31, 1999 and 1998. These results have been determined on the basis of generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The attached consolidated statements are those of AMB Financial Corp. (the "Holding Company") and its consolidated subsidiaries American Savings, FSB (the "Bank"), the Bank's wholly owned subsidiary NIFCO, Inc., and the wholly owned subsidiary of NIFCO, Inc., Ridge Management, Inc. The results of operations for the three month period ended March 31, 1999 is not necessarily indicative of the results to be expected for the full year.

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

3.       Earnings Per Share

                      Earnings per share for the three month periods ended March 31, 1999 and 1998 were determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding (see Exhibit 11 attached). Stock options are regarded as common stock equivalents and are considered in diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method. ESOP shares not committed to be released to participants are not considered outstanding for purposes of computing earnings per share amounts.

4.       Industry Segments

        The Company operates principally in the banking industry through its subsidiary bank. As such, substantially all of the Company's revenues, net income, identifiable assets and capital expenditures are related to banking operations.

5.       Impact of New Accounting Standards

               Accounting for Derivative Instruments and for Hedging Activities. In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), entitled "Accounting for Derivative Instruments and for Hedging Activities." SFAS No. 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The statement requires all derivatives to be recorded on the balance sheet at fair value and establishes special accounting for the following three different types of hedges: hedges of changes in the fair value of assets, liabilities or firm commitments (referred to as fair value hedges); hedges of the variable cash flows of forecasted transactions (cash flow hedges); and hedges of foreign currency exposures of net investments in foreign operations. Though the accounting treatment and criteria for each of the three types of hedges is unique, they all result in recognizing offsetting changes in value or cash flow of both the hedge and the hedged item in earnings in the same period. Changes in the fair value of derivatives that do not meet the criteria of one of these three categories of hedges are included in earnings in the period of the change. SFAS No. 133 is effective for years beginning after June 15, 1999, but companies can early adopt as of the beginning of any fiscal quarter that begins after June 1998. Management does not believe that adoption of SFAS No. 133 will have a material impact on the Company's consolidated financial condition or results of operations.


               The foregoing does not constitute a comprehensive summary of all-material changes or developments affecting the manner in which the Company keeps its books and records and performs its financial accounting responsibilities. It is intended only as a summary of some of the recent pronouncements made by the FASB, which are of particular interest to financial institutions.

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

                               FINANCIAL CONDITION

                  March 31, 1999 compared to December 31, 1998

                Total assets of the Company increased $3.5 million, or 2.96% to $120.4 million at March 31, 1999 compared to $116.9 million at December 31, 1998. This increase was primarily attributable to the Company's loan growth which was funded by an increase in deposits.

                Cash and cash equivalents totaled a combined $10.5 million at March 31, 1999, an increase of $1.4 million from the combined balance of $9.1 million at December 31, 1998.

                Mortgage backed securities available for sale decreased $205,000 to $2.4 million at March 31, 1999 as a result of prepayments.

                Loans receivable increased to $91.7 million at March 31, 1999, a $2.0 million or 2.2% increase, as new loan originations of $5.8 million and loan purchases of $5.5 million exceeded loan repayments of $9.3 million. Loan purchases during the first three months of 1999 were primarily in one to four family residential first mortgage loans.

                Total  deposits at March 31, 1999  increased  by $2.9 million or
        3.7 %, as deposit receipts of $36.1 million and interest credited of $613,000 exceeded withdrawal activity of $33.8 million. This deposit gain was primarily attributable to a special rate 18 month certificate of deposit program.


                      Stockholders' equity increased $63,000 to $13.5 million at March 31, 1999 from $13.4 million at December 31, 1998. This increase was attributable to net income of $153,000, and normal amortization of RRP and ESOP benefits of $34,000, which was offset by the payment of dividends on common stock of $65,000, and a decrease in net unrealized gain on securities available for sale of $59,000.


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

        Comparison of Operating Results for the Quarters Ended March 31, 1999 and 1998

        Net Income. The Company's net income for the three months ended March 31, 1999 decreased $72,000 to $153,000 as compared to $225,000 in the prior year's quarter. This decrease was due to a decrease in non-interest income of $130,000, a decrease in net interest income of $53,000 and an increase in loan loss provision of $9,000, offset by a decrease in non-interest expense of $71,000 and a decrease in income taxes of $49,000.

        Interest Income. Total interest income increased $84,000 or 4.41%, for the three months ended March 31, 1999 compared to the prior year's quarter. This increase is chiefly due to the higher volume of interest-earning assets of $11.1 million. This higher volume is due mostly to a higher volume of loans receivable which reflects the Company's aggressive lending efforts. During the quarter ended March 31, 1999, the average yield on interest-earning assets decreased to 7.31% from 7.79% during the prior year's quarter. The decrease in yield on average interest-earning assets was due to a 47 basis point reduction in the yield on average loans which reflects the effects of the lower long term interest rate environment over the last twelve months.

        Interest Expense. Total interest expense increased $137,000 or 13.17%, for the three months ended March 31, 1999 compared to the prior year's quarter. The increase was due primarily to an increase of $13.6 million in the average balance of deposits and borrowed money outstanding, partially offset by a decrease in the average interest rate to 4.66% from 4.76%.

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

        A provision for loan losses of $32,000 was recorded during the three months ended March 31, 1999 compared to $23,000 for the same quarter a year ago. The increase in the provision for losses on loans was due to the continuing growth in loans receivable. Net charge-offs during the current quarter amounted to approximately $17,000 and relate primarily to credit card receivables. Non-performing loans at March 31, 1999 continue to remain stable, as compared to December 31, 1998, and amounted to $508,000 or .57% of net loans receivable. The allowance for loan losses at March 31, 1999 of $522,000 represents 103% of non-performing loans.

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

        Non-Interest Income. The Company's non-interest income decreased $130,000 to $158,000 for the quarter ended March 31, 1999 compared to $288,000 for the same quarter a year ago. The decrease was due primarily to declines in income from unrealized gains and losses on trading securities resulting from the erosion in value of the Company's holdings in community bank and thrift stocks. The Company reported an unrealized loss of $4,000 during the current quarter as compared to a $129,000 unrealized gain recorded in the prior year's quarter. Non-interest income also declined due to a decease of $24,000 in gains on sale of trading securities, offset by a $10,000 gain on sale of real estate owned, in the current period and an increase in cash surrender value from insurance policies of $19,000.

        Non-Interest Expense. The Company's non-interest expense decreased $71,000 to $703,000 for the quarter ended March 31, 1999 compared to $774,000 for the same quarter a year ago. The decrease was primarily the result of decreased staffing costs of $40,000 due primarily to a $44,000 bonus paid and expensed during the first quarter of 1998 that did not occur during the 1999 period, and decreases in advertising costs of $6,000, occupancy and equipment expense of $12,000, and other operating expenses of $23,000 offset by an increase in data processing costs of $11,000 due to the overall growth of the Company's operation.

        Provision for Income Taxes. The provision for income taxes decreased $49,000 for the three months ended March 31, 1999 as compared to the prior year quarter due to a decrease in pre-tax income.


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

        Current Office of Thrift Supervision regulations require the Bank to maintain cash and eligible investments in an amount equal to at least 4% of short term customer accounts and borrowings to assure its ability to meet demands for withdrawals and repayment of short term borrowings. Liquid assets for purposes of this ratio include cash, certain time deposits, U.S. Government, government agency and corporate securities and other obligations generally having remaining maturities of less than five years. The Bank has historically maintained its liquidity ratio for regulatory purposes at levels in excess of those required. At March 31, 1999, the Bank's liquidity ratio for regulatory purposes was 17.09%.

        The Company's most liquid assets are cash and cash equivalents, which consist of interest-bearing deposits and short-term highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash. The level of these is dependent on the Company's operating, financing and investing activities during any given period. At March 31, 1999 and December 31, 1998 cash and cash equivalents totaled $10.5 million and $9.1 million respectively.

        Liquidity management for the Company is both a daily and long-term function of the Company's management strategy. Excess funds are generally invested in short-term investments, such as overnight deposits. If the Company requires funds beyond its ability to generate them internally, additional funds are available through FHLB advances.

        The Company anticipates that it will have sufficient funds available to meet current commitments. At March 31, 1999 the Company has outstanding loan commitments totaling $1.5 million and unused lines of credit granted totaling $4.8 million.

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

        At March 31, 1999, the Bank had core capital equal to $8.7 million, or 7.47% of adjusted total assets which was $4.0 million above the minimum leverage ratio requirement of 3% in effect on that date. The Bank had total capital of $9.2 million (including $8.7 million in core capital and $500,000 in qualifying supplementary capital) and risk-weighted assets of $63.8 million at March 31, 1999; or total risk-based capital of 14.38% of risk-weighted assets at March 31, 1999. This amount was $3.9 million above the 8% requirement in effect on that date.

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

                                                        March 31,               December 31,
                                                          1999                     1998
                                                     ---------------          ----------------
                                                             (Dollars in thousands)
Non- accruing loans:
     One to four family                                         373                       397
     Multi- family                                              ---                       ---
     Non- residential                                           ---                       ---
     Construction                                               ---                       ---
     Consumer                                                   135                        86
                                                     ---------------          ----------------
Total                                                           508                       483
                                                     ---------------          ----------------

Foreclosed assets:
     One to four family                                         ---                        23
     Multi-family                                               ---                       ---
     Non-residential                                            ---                       ---
     Construction                                               ---                       ---
     Consumer                                                   ---                       ---
                                                     ---------------          ----------------

Total                                                             0                        23
                                                     ---------------          ----------------

Total non- performing assets                                    508                       506
                                                     ===============          ================

Total as a percentage of total assets                           0.42%                     0.43%
                                                     ===============          ================

        For the three months period ended March 31, 1999, gross interest which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $5,000.

        In addition to the non-performing assets set forth in the table above, as of March 31, 1999, there were no loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

        Management has considered the Company's non-performing and "of concern" assets in establishing its allowance for loan losses.

Year 2000 Readiness Disclosure

        General. The year 2000 ("Y2K") issues confronting the Bank and its suppliers, customers, customers' suppliers and competitors centers on the inability of computer systems to recognize the year 2000. Many existing computer programs and systems originally were programmed with six digit dates that provided only two digits to identify the calendar year 1900 rather than the year 2000.

        Financial institution regulators recently have increased their focus upon Y2K compliance issues and have issued guidance concerning the responsibilities of senior management and directors. The Federal Financial Institutions Examination Council ("FFIEC") has issued several interagency statements on Y2K Project Management Awareness. These statements require financial institutions to, among other things, examine the Y2K implications of their reliance on vendors and with respect to data exchange and the potential impact of the Y2K issue on their customers, suppliers and borrowers. These statements also require each federally regulated financial institution to survey its exposure, measure its risk and prepare a plan to address the Y2K issue. In addition, the federal banking regulators have issued safety and soundness guidelines to be followed by insured depository institutions, such as the Bank, to assure resolution of any Y2K problems. The federal banking agencies have asserted that Y2K testing and certification is a key safety and soundness issue in conjunction with regulatory exams and, thus, that an institution's failure to address appropriately the Y2K issue could result in supervisory action, including the reduction of the institution's supervisory ratings, the denial of applications for approval of mergers or acquisitions or the imposition of civil money penalties.

        American Savings, FSB understands the importance of the Year 2000 (Y2K) issue, and the Bank is currently taking steps to insure a smooth transition into the next millenium. The Senior Management Team of the Bank has decided to follow the guidelines established by the Federal Financial Institutions Examination Council (FFIEC) for Y2K preparation. The Bank has intended to meet all deadlines established by the FFIEC, and to-date the bank has satisfied all requirements.

        A Steering Committee comprised of the Bank's department heads was established in 1998 to oversee and report all the events pertaining to the Y2K project. These individuals are under the direct supervision of the Bank's CEO and prepare regular reports to the Board of Directors.

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

               The Bank has adopted a five-phase plan to insure Y2K processing success. Many aspects required for the plan's success have been completed, and are currently undergoing minor improvement adjustments. The main categories of the five-phase plan are as follows:

               1. Awareness During this phase of the American Savings Y2K programs the senior management members attempted to gather information relevant to the bank's Y2K scenario. Information was gathered from a variety of sources including seminars, numerous publications and external consultants.

               2. Assessment During the assessment phase of the Bank's Y2K program each department of the Bank submitted information on areas that presented a potential risk to the institution. Members of the Y2K Steering Committee identified the "date sensitive" systems and assigned a risk rating to the individual items. The areas classified as "mission critical" receive a higher priority rating from the committee.

               3. Renovation Through out the renovation phase of Bank's Y2K program systems were replaced or upgraded to insure Y2K compliance. The costs associated with this phase were not material during 1998 and a substantial change in 1999 is not expected.

               4. Testing American Savings performed internal testing on all in-house systems and some systems under the control of service providers. Proxy tests were used to test the integrity of the banks core application system. The senior management of the bank is currently satisfied with the progress of the test results.

               5. Contingency American Savings has begun the process of contingency planning for all mission critical systems of the Bank. Members of the Steering Committee intend to complete the contingency planning process prior to the FFIEC deadline in June for all mission critical systems. Including those systems dependent upon third party vendors or service providers.

               The Company is expensing all cost associated with training and software as those costs are incurred, and such costs are being funded through operating cash flows. Hardware cost will be capitalized and expensed under our fixed asset guidelines. The total cost of the Y2K conversion project for the Company is estimated to be $65,000. Expenses of approximately $40,000 were incurred and expensed by the Company through March 31, 1999. The Company does not expect significant increases in future data processing costs related to Y2K compliance. While we believe this amount will be sufficient to complete the requirements of becoming Y2K compliant, it is an estimate. As such we will review our budget monthly to help ensure that we have allocated sufficient resources to this project. Any deviations to the preliminary budget will be reported to the Board of Directors.

                               Recent Developments

     On April 20, 1999 the Company announced its intention to repurchase 43,500 shares of the outstanding shares of common stock, in the open market over a twelve month period. The shares to be purchased at prevailing market prices form time to time depending upon market conditions. The repurchased shares will become treasury stock.


     On April 28, 1999 the Company declared a cash dividend of $.08 per share, payable on May 21, 1999 to shareholders of record on May 7, 1999. The Company also has completed the repurchase of 43,500 shares of stock pursuant to its stock repurchase program announced on April 20, 1999. The shares were purchased at an average price of $14.1875 per share. Additionally, the Company announced its intent to repurchase 50,000 shares in the open market over a twelve month period. The shares will be purchased at prevailing market prices form time to time depending upon market conditions. The repurchased shares will become treasury stock.

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

                               AMB FINANCIAL CORP.
                                   Registrant


Date: April 29, 1999

By:                       /s/ Clement B. Knapp, Jr.
                          -------------------------
                          Clement B. Knapp, Jr.
                          President and Chief Executive Officer
                          (Duly Authorized Representative)



By:                       /s/  Daniel T. Poludniak
                          ------------------------
                          Daniel T. Poludniak
                          Vice President and Chief Financial Officer
                          (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBIT
                                ----------------

 Exhibit No.                                                            Page No.

 11            Statement re: Computation of Earnings Per Share            21

 27            Financial Data Schedule                                    22