Form 10-Q
period 1999-07-30
AMB FINANCIAL CORP
filed 1999-08-02
CIK 915393

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         -------------------------------

                                    FORM 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1999

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

         As of July 30, 1999 there were 1,124,125 shares of the Registrant's common stock issued and 769,329 shares outstanding.

   Transitional Small Business Disclosure Format (check one) : Yes ____ No_X_

                               AMB FINANCIAL CORP.

                                    FORM 10-Q

                                TABLE OF CONTENTS

Part I.           FINANCIAL INFORMATION

         Item 1.           Financial Statements                                    Page

                           Consolidated Statements of Financial Condition at         3
                           June 30, 1999 (Unaudited) and December 31, 1998

                           Consolidated Statements of Earnings for the three         4
                           and six months ended June 30, 1999 and 1998
                           (unaudited)

                           Consolidated Statements of Changes in                     5
                           Stockholders Equity, six months ended
                           June 30, 1999 (unaudited)

                           Consolidated Statements of Cash Flow for the              6
                           six months ended June 30, 1999 and 1998
                           (unaudited)

                           Notes to Consolidated Financial Statements                7-8

         Item 2.           Management's Discussion and Analysis of Financial         9-18
                             Condition and Results of Operations

Part II.          OTHER INFORMATION                                                  19

                  Signatures                                                         20

                  Index of Exhibits                                                  21

                  Earnings Per Share Analysis (Exhibit 11)                           22

                  Financial Data Schedule (Exhibit 27)                               23

                               AMB FINANCIAL CORP.
                                AND SUBSIDIARIES

                 Consolidated Statements of Financial Condition

                                                                     June 30,         December 31,
                                                                       1999               1998
                                                                       ----               ----
                                                                     unaudited
Assets

Cash and amounts due from depository institutions                    1,953,074         3,210,234
Interest-bearing deposits                                            2,525,931         5,887,182
                                                                  ------------      ------------
     Total cash and cash equivalents                                 4,479,005         9,097,416
Investment securities, available for sale, at fair value             5,912,605         6,137,219
Trading securities                                                   2,117,948         2,394,130
Mortgage backed securities, available for sale, at fair value        2,303,481         2,649,380
Loans receivable (net of allowance for loan losses:
     $554,418 at June 30, 1999 and
     $506,534 at December 31, 1998)                                 95,211,724        89,762,417
Investment in LTD Partnership                                        1,380,030         1,380,925
Real Estate Owned                                                         --              23,369
Stock in Federal Home Loan Bank of Indianapolis                      1,334,200         1,334,200
Accrued interest receivable                                            631,973           594,942
Office properties and equipment- net                                   414,709           427,823
Prepaid expenses and other assets                                    3,647,271         3,111,101
                                                                  ------------      ------------
     Total assets                                                  117,432,946       116,912,922
                                                                  ============      ============


                               AMB FINANCIAL CORP.
                                AND SUBSIDIARIES

                 Consolidated Statements of Financial Condition


                                                                     June 30,         December 31,
                                                                       1999               1998
                                                                       ----               ----
                                                                     unaudited
Liabilities and Stockholders' Equity

Liabilities
Deposits                                                            80,627,445        78,997,215
Borrowed money                                                      21,683,000        21,683,000
Notes Payable                                                        1,391,454         1,391,454
Advance payments by borrowers for taxes and insurance                  424,868           567,098
Other liabilities                                                    1,095,135           861,325
                                                                  ------------      ------------
     Total liabilities                                             105,221,902       103,500,092
                                                                  ============      ============

Stockholders' Equity

Preferred stock, $.01 par value; authorized
     100,000 shares; none outstanding                                     --                --
Common Stock, $.01 par value; authorized 1,900,000 shares;
     1,124,125 shares issued and 771,329 shares outstanding
    at June 30, 1999 and 869,829 shares outstanding at                  11,241            11,241
   December 31, 1998
Additional paid- in capital                                         10,783,799        10,771,799
Retained earnings, substantially restricted                          7,593,504         7,317,519
Accumulated other comprehensive income, net of income taxes            (38,852)          113,856
Treasury stock, at cost (352,796 and 254,296  shares at
     June 30, 1999 and December 31, 1998)                           (5,238,971)       (3,844,015)
Common stock acquired by Employee Stock Ownership Plan                (629,510)         (629,510)
Common stock awarded by Recognition and Retention Plan                (270,167)         (328,060)
                                                                  ------------      ------------
     Total stockholders' equity                                     12,211,044        13,412,830
                                                                  ------------      ------------
Total liabilities and stockholders' equity                         117,432,946       116,912,922
                                                                  ============      ============

                               AMB FINANCIAL CORP.
                                 AND SUBIDIARIES

                       Consolidated Statements of Earnings

                                           Three Months    Three Months      Six Months     Six Months
                                              Ended           Ended            Ended          Ended
                                             June 30,        June 30,         June 30,       June 30,
                                               1999            1998            1999           1998
                                            ----------      ----------      ----------      ----------
                                            unaudited       unaudited       unaudited       unaudited

Interest income
     Loans                                   1,813,141       1,708,971       3,576,127       3,359,690
     Mortgage-backed securities                 37,997          51,679          80,311         109,246
     Investment securities                      94,428         104,783         186,668         230,220
     Interest-bearing deposits                  67,973          57,109         139,668         119,248
     Dividends on FHLB stock                    26,611          17,425          52,929          32,836
                                            ----------      ----------      ----------      ----------
          Total interest income              2,040,150       1,939,967       4,035,703       3,851,240
                                            ----------      ----------      ----------      ----------

Interest expense
     Deposits                                  897,188         861,508       1,769,965       1,699,326
     Borrowings                                311,397         244,543         615,985         447,119
                                            ----------      ----------      ----------      ----------
          Total interest expense             1,208,585       1,106,051       2,385,950       2,146,445
                                            ----------      ----------      ----------      ----------

          Net interest income before
            provision for loan losses          831,565         833,916       1,649,753       1,704,795
Provision for loan losses                       34,146          29,923          66,049          52,855
                                            ----------      ----------      ----------      ----------
          Net interest income after
            provision for loan losses          797,419         803,993       1,583,704       1,651,940
                                            ----------      ----------      ----------      ----------

Non-interest income:
     Loan fees and service charges              60,329          37,864          93,360          74,656
     Commission income                          20,945          13,225          29,370          18,105
     Deposit related fees                       72,946          81,047         144,538         154,556
     Gain on sale of investment
      securities available for sale             15,981          11,338          15,981          11,338
     Gain on sale of trading securities         92,981            --            92,981          24,086
     Unrealized gain (loss) on trading
      securities                               (10,543)        (71,435)        (14,908)         57,443
     Gain (loss) on sale
      of real estate owned                        --            (1,697)          9,904          (1,697)
     Loss from investment
      in joint venture                            --                            (3,154)
     Other income                               42,529          29,490          85,172          49,458
                                            ----------      ----------      ----------      ----------
          Total non-interest income            295,168          99,832         453,244         387,945
                                            ----------      ----------      ----------      ----------

                               AMB FINANCIAL CORP.
                                 AND SUBIDIARIES

                       Consolidated Statements of Earnings

                                           Three Months    Three Months      Six Months     Six Months
                                              Ended           Ended            Ended          Ended
                                             June 30,        June 30,         June 30,       June 30,
                                               1999            1998            1999           1998
                                            ----------      ----------      ----------      ----------
                                            unaudited       unaudited       unaudited       unaudited
Non-interest expense:
     Staffing costs                            334,771         361,109         685,659         751,944
     Advertising                                30,518          17,685          47,618          48,330
     Occupancy and equipment expense            71,978          84,048         147,022         171,371
     Data processing                            97,746          90,427         199,430         180,991
     Federal deposit insurance premiums         11,624          11,123          23,377          22,712
     Other operating expenses                  148,998         163,973         295,729         326,797
                                            ----------      ----------      ----------      ----------
          Total non-interest expense           695,635         728,365       1,398,835       1,502,145
                                            ----------      ----------      ----------      ----------

Net income before income taxes                 396,952         175,460         638,113         537,740
Provision for federal and state
  income taxes                                 149,114          80,884         237,043         218,525
                                            ----------      ----------      ----------      ----------

          Net income                           247,838          94,576         401,070         319,215
                                            ==========      ==========      ==========      ==========

Earnings per share- basic                   $     0.33      $     0.11      $     0.52      $     0.36
Earnings per share- diluted                 $     0.33      $     0.11      $     0.52      $     0.35

See accompanying notes to consolidated financial statements.

                               AMB FINANCIAL CORP.
                                 AND SUBIDIARIES

           Consolidated Statements of Changes in Stockholders' Equity

                                                                                                 Accumulated
                                                     Additional                                     Other
                                   Common              Paid-in             Retained             Comprehensive             Treasury
                                    Stock              Capital             Earnings                Income                   Stock
                                    -----              -------             --------                ------                   -----
Balance at December 31, 1998       $11,241            10,771,799           7,317,519               113,856               (3,844,015)

Comprehensive income:
  Net income                                                                 401,070
  Other comprehensive income,
      net of income taxes:
    Unrealized holding loss
      during the period                                                                           (152,708)
                                   -------            ----------           ---------               -------               ----------
Total Comprehensive income               0                     0             401,070              (152,708)                       0

Amortization of award of
    RRP stock
ESOP compensation adjustment                                                  12,000
Purchase of treasury stock
    (98,500 shares)                                                                                                      (1,394,956)
Dividends declared on
    common stock($.16 per share)                                            (125,085)
                                   -------            ----------           ---------               -------               ----------
Balance at June 30, 1999            11,241            10,783,799           7,593,504               (38,852)              (5,238,971)
                                   =======            ==========           =========               =======               ==========

                                               Common                Common
                                                Stock                Stock
                                              Acquired              Awarded
                                               by ESOP               by RRP            Total
                                               -------               ------            -----
Balance at December 31, 1998                 (629,510)             (328,060)         13,412,830

Comprehensive income:
  Net income                                                                            401,070
  Other comprehensive income,
      net of income taxes:
    Unrealized holding loss
      during the period                                                                (152,708)
                                             --------              --------          ----------
Total Comprehensive income                          0                     0             248,362

Amortization of award of
    RRP stock                                                        57,893              57,893
ESOP compensation adjustment                                                             12,000
Purchase of treasury stock
    (98,500 shares)                                                                  (1,394,956)
Dividends declared on
    common stock($.16 per share)                                                       (125,085)
                                             --------              --------          ----------
Balance at June 30, 1999                     (629,510)             (270,167)         12,211,044
                                             ========              ========          ==========

                               AMB FINANCIAL CORP.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                                                  Six Months Ended June 30,
                                                              ------------------------------
                                                                   1999               1998
                                                              ------------      ------------
                                                                        (unaudited)
Cash flows from operating activities:
  Net income                                                  $    401,070           319,215
  Adjustments to reconcile net income to net cash
    from operating activities:
    Depreciation                                                    63,624            75,585
    Amortization of premiums and discounts on
          investment and mortgage-backed securities - net           17,335             3,910
    Amortization of cost of stock benefit plans                     57,893            57,893
     Increase in deferred compensation                              37,812            26,998
     ESOP compensation                                              12,000            34,300
     Provision for loan losses                                      66,049            52,855
     Gain on sale of investment securities                         (15,981)          (11,338)
     Gain on sale of trading account securities                    (92,981)          (24,086)
     Unrealized (gain) loss on trading account securities           14,908           (57,443)
     Purchase of trading account securities                        (93,750)         (550,054)
     Proceeds from sales of trading account securities             448,005           124,399
     Gain on sale of real estate owned                              (9,904)             --
     Decrease in deferred income on loans                           (3,337)          (51,109)
     Increase in accrued interest receivable                       (37,031)          (44,692)
     Increase (decrease) in accrued interest payable                (1,663)           38,317
     Change in current and deferred income tax                     (30,496)         (160,996)
     Other, net                                                    (94,624)         (162,359)
                                                              ------------      ------------

Net cash provided by (for) operating activities                    738,929          (328,605)
                                                              ------------      ------------

Cash flows from investing activities:
     Proceeds from maturities of investment securities                             2,375,000
     Proceeds from sale of investment securities                    15,981            11,338
     Purchase of investment securities                              (2,976)         (617,299)
     Proceeds from repayments of mortgage-backed
       securities                                                  301,638           473,894
     Purchase of Federal Home Loan Bank stock                         --            (309,100)
     Purchase of life insurance policies                              --          (1,515,000)
     Purchase of loans                                         (10,789,500)       (8,969,935)
     Loan disbursements                                        (13,943,395)      (12,908,140)
     Loan repayments                                            19,110,190        11,620,082
    Proceeds from sale of real estate owned                         33,273              --
     Property and equipment expenditures                           (50,510)          (63,200)
                                                              ------------      ------------

Net cash provided for investing activities                      (5,325,299)       (9,902,360)
                                                              ------------      ------------

                               AMB FINANCIAL CORP.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                                                  Six Months Ended June 30,
                                                              ------------------------------
                                                                   1999               1998
                                                              ------------      ------------
                                                                        (unaudited)
Cash flows from financing activities:
     Deposit account receipts                                   72,988,313        71,133,861
     Deposit account withdrawals                               (72,772,391)      (68,506,231)
     Interest credited to deposit accounts                       1,414,308         1,371,786
     Proceeds from borrowed money                                     --           6,683,000
     Increase (decrease) in advance payments by borrowers
      for taxes and insurance                                     (142,230)          113,721
     Payment of dividends                                         (125,085)         (121,486)
     Purchase of treasury stock                                 (1,394,956)         (945,709)
                                                              ------------      ------------
Net cash provided by financing activities                          (32,041)        9,728,942
                                                              ------------      ------------

Net change in cash and cash equivalents                         (4,618,411)         (502,023)

Cash and cash equivalents at beginning of period                 9,097,416         5,686,955
                                                              ------------      ------------

Cash and cash equivalents at end of period                    $  4,479,005         5,184,932
                                                              ============      ============

  Cash paid during the period for:
     Interest                                                 $  2,387,613         2,108,128
     Income taxes                                                  267,539           379,521

See notes to consolidated financial statements.

                               AMB Financial Corp.
                                And Subsidiaries

Notes to Consolidated Financial Statements

1.    Statement of Information Furnished

              The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and Article 10 of Regulation S-X, and in the opinion of management contains all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position as of June 30, 1999, the results of operations for the three and six months ended June 30, 1999 and 1998 and cash flows for the six months ended June 30, 1999 and 1998. These results have been determined on the basis of generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. The attached consolidated statements are those of AMB Financial Corp. (the "Holding Company") and its consolidated subsidiaries American Savings, FSB (the "Bank"), the Bank's wholly owned subsidiary NIFCO, Inc., and the wholly owned subsidiary of NIFCO, Inc., Ridge Management, Inc. The results of operations for the three and six month periods ended June 30, 1999 is not necessarily indicative of the results to be expected for the full year.

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

3.    Earnings Per Share

              Earnings per share for the three and six month periods ended June 30, 1999 and 1998 were determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding (see Exhibit 11 attached). Stock options are regarded as common stock equivalents and are considered in diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method. ESOP shares not committed to be released to participants are not considered outstanding for purposes of computing earnings per share amounts.

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

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

                               FINANCIAL CONDITION

                   June 30, 1999 compared to December 31, 1998

              Total assets of the Company increased $520,000 to $117.4 million at June 30, 1999 compared to $116.9 million at December 31, 1998. The increase is primarily due to an increase in deposits which was used to fund mortgage loans.

              Cash and cash equivalents totaled a combined $4.5 million at June 30, 1999, a decrease of $4.6 million from the combined balance of $9.1 million at December 31, 1998. The Company used $1.4 million to purchase 98,500 shares of common stock into treasury during the quarter.

              Mortgage backed securities available for sale decreased $346,000 to $2.3 million at June 30, 1999 as a result of normal amortization prepayments.

              Loans receivable increased to $95.2 million at June 30, 1999, a $5.4 million or 6.07% increase from December 31, 1998, as new loan originations of $13.9 million and loan purchases of $10.8 million exceeded loan repayments of $19.1 million. Loan purchases during the first six months of 1999 were primarily in one to four family residential first mortgage loans.

              Total deposits at June 30, 1999 increased by $1.6 million or as deposit receipts of $73.0 million and interest credited of $1.4 million exceeded withdrawal activity of $72.8 million. This deposit gain was primarily attributable to a special rate 18 month certificate of deposit program.

              Stockholders' equity decreased $1.2 million to $12.2 million at June 30, 1999 from $13.4 million at December 31, 1998. This decrease was attributable to the purchase of treasury stock of $1.4 million, the payment of dividends on common stock of $125,000, and a decrease in net unrealized gains on securities available for sale of $153,000, which was offset net income of $401,000 and normal amortization of RRP and ESOP benefits of $70,000.

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

     Comparison of Operating Results for the Quarters
     Ended June 30, 1999 and 1998

     Net Income. The Company's net income for the three months ended June 30, 1999 increased $153,000 to $248,000 as compared to $95,000 in the prior year's quarter. This increase was due to an increase in non-interest income of $195,000, and a decrease in non-interest expenses of $33,000, offset by a decrease in net interest income before provision for loan losses of $3,000, an increase in loan loss provision of $4,000 and an increase in income taxes of $68,000.

     Interest Income. Total interest income increased $100,000 or 5.16%, for the three months ended June 30, 1999 compared to the prior year's quarter. This increase is chiefly due to the higher volume of interest-earning assets of $11.2 million. This higher volume is due mostly to a higher volume of loans receivable which reflects the Company's aggressive lending efforts. During the quarter ended June 30, 1999, the average yield on interest-earning assets decreased to 7.29% from 7.71% during the prior year's quarter. The decrease in yield on average interest-earning assets was due to a 41 basis point reduction in the yield on average loans which reflects the effects of the lower long term interest rate environment over the last twelve months.

     Interest Expense. Total interest expense increased $103,000 or 9.27%, for the three months ended June 30, 1999 compared to the prior year's quarter. The increase was due primarily to an increase of $13.3 million in the average deposits and borrowed money outstanding, partially offset by a decrease in the average interest rate to 4.62% from 4.84%.

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

     A provision for loan losses of $34,000 was recorded during the three months ended June 30, 1999 compared to $30,000 for the same quarter a year ago. The increase in the provision for losses on loans was due to the continuing growth in loans receivable. Non-performing loans at June 30, 1999 increased to $916,000, or .96% of net loans receivable, compared to $506,000 or .56% of net loans receivable as of December 31, 1998. The increase in non-performing loans is attributable to a $500,000 first mortgage participation construction loan on a strip center which became more than 90 days delinquent at June 30, 1999. Base on appraisal value, location and personal guarantees of the partners in the project, no anticipated loss of principal is expected. The allowance for loan losses at June 30, 1999 of $554,000 represents 60.48% of non-performing loans.

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

     Non-Interest Income. The Company's non-interest income increased $195,000 to $295,000 for the quarter ended June 30, 1999 compared to $100,000 for the same quarter a year ago. The increase was due primarily as a result of an increase in gains on sale of trading securities of $93,000, a decrease in unrealized losses on the Company's trading portfolio of $61,000 reflecting stability and a slight firming in value of holdings in community bank and thrift stocks which comprise the Company's trading portfolio, an increase of $22,000 in commission and fee income, an increase in gain on sale of investments available for sale of $5,000, and an increase in other operating income of $14,000 of which $10,000 was in increased cash surrender value from insurance policies.

     Non-Interest Expense. The Company's non-interest expense decreased $33,000 to $695,000 for the quarter ended June 30, 1999 compared to $728,000 for the same quarter a year ago. The decrease was primarily the result of decreased staffing costs of $26,000, a decrease in occupancy and equipment expense of $12,000, primarily in reduced depreciation, and a decrease in other operating expenses of $15,000, offset by an increase in advertising of $13,000 for promotion of Certificate solicitation and help wanted ads, and an increase in data processing of $7,000 due to the overall growth of the Company's operation, new remote banking system, and Y2K programming /testing.

     Provision for Income Taxes. The provision for income taxes increased $68,000 to $149,000 for the three months ended June 30, 1999 as compared to the prior year quarter due to an increase in pre-tax income.

               Comparison of Operating Results for the Six Months
                          Ended June 30, 1999 and 1998

     Net Income. The Company's net income for the six months ended June 30, 1999 increased $82,000 to $401,000 as compared to $319,000 in the prior period. This increase was due to an increase in non-interest income of $65,000, and a decrease in non-interest expense of $103,000, offset by a decrease in net interest income before provision for loan losses of $55,000, an increase in loan loss provision of $13,000, and an increase in income taxes of $18,000.

     Interest Income. Total interest income increased $185,000 or 4.79%, for the six months ended June 30, 1999 compared to the prior year. This increase is chiefly due to the higher volume of interest-earning assets of $11.2 million. This higher volume is due mostly to a higher volume of loans receivable which reflects the Company's aggressive lending efforts. During the six months ended June 30, 1999, the average yield on interest-earning assets decreased to 7.30% from 7.75% during the prior year's period. The decrease in yield on average interest-earning assets was due primarily to a 44 basis point reduction in the yield on average loans which is attributable to the high level of refinance and modification activity experienced by the Bank over the past twelve months due to declining long term interest rates.

     Interest Expense. Total interest expense increased $240,000 or 11.16% for the six months ended June 30, 1999 compared to the prior year's period. The increase was due primarily to an increase of $13.5 million in the average deposits and borrowed money outstanding, partially offset by a 16 basis point decrease in the average cost of funds to 4.64% from 4.80%.

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

     A provision for loan losses of $66,000 was recorded during the six months ended June 30, 1999 compared to $53,000 for the same period a year ago. The increase in the provision for losses was due to the continuing growth in loans receivables. The Bank will continue to review its allowance for loan losses and make future losses at a level that it considers to be adequate to provide for losses, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods.

     Non-Interest Income. The Company's non-interest income increased $65,000 to $453,000 for the six months ended June 30, 1999 compared to $388,000 for the same period a year ago. The increase was primarily due as a result of an increase in gains on sale of trading securities of $69,000, an increase of $20,000 in commission and fee income, an increase in gain on sale of real estate owned of $12,000, and an increase in other operating income of $36,000 of which $29,000 was in increased cash surrender value from insurance policies, offset by a decline in income from unrealized gains on trading securities of $72,000.

     Non-Interest Expense. The Company's non-interest expense decreased $103,000 to $1.4 million for the six months ended June 30, 1999 compared to $1.5 million for the same period a year ago. The decrease was the result of decreased staffing costs of $66,000, due primarily to reduced staffing and a $44,000 bonus paid and expensed during the first quarter of 1998 that did not occur during the 1999 period, a decrease in occupancy and equipment expense of $24,000 primarily in reduced depreciation, and a decrease in other operating expenses of $31,000 due to increased efficiencies, offset by an increase in data processing costs of $18,000 due to the overall growth of the Company's operations, remote banking, and Y2K expenditures.

     Provision for Income Taxes. The provision for income taxes increased $82,000 to $237,000 for the six months ended June 30, 1999 as compared to the prior year period due to an increase in pre-tax income.

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

     Current Office of Thrift Supervision regulations require the Bank to maintain cash and eligible investments in an amount equal to at least 4% of short term customer accounts and borrowings to assure its ability to meet demands for withdrawals and repayment of short term borrowings. Liquid assets for purposes of this ratio include cash, certain time deposits, U.S. Government, government agency and corporate securities and other obligations generally having remaining maturities of less than five years. The Bank has historically maintained its liquidity ratio for regulatory purposes at levels in excess of those required. At June 30, 1999, the Bank's liquidity ratio for regulatory purposes was 11.81%.

     The Company's most liquid assets are cash and cash equivalents, which consist of interest-bearing deposits and short-term highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash. The level of these is dependent on the Company's operating, financing and investing activities during any given period. At June 30, 1999 and December 31, 1998 cash and cash equivalents totaled $4.5 million and $9.1 million respectively.

     Liquidity management for the Company is both a daily and long-term function of the Company's management strategy. Excess funds are generally invested in short-term investments, such as overnight deposits. If the Company requires funds beyond its ability to generate them internally, additional funds are available through FHLB advances.

     The Company anticipates that it will have sufficient funds available to meet current commitments. At June 30, 1999 the Company has outstanding loan commitments totaling $2.2 million and unused lines of credit granted totaling $4.9 million.

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

     At June 30, 1999, the Bank had core capital equal to $8.9 million, or 7.84% of adjusted total assets which was $5.5 million above the minimum leverage ratio requirement of 3% in effect on that date. The Bank had total capital of $9.4 million (including $8.9 million in core capital and $500,000 in qualifying supplementary capital) and risk-weighted assets of $64.4 million at June 30, 1999; or total risk-based capital of 14.64% of risk-weighted assets at June 30, 1999. This amount was $4.3 million above the 8% requirement in effect on that date.

                              Non-Performing Assets

         The following table sets forth the amounts and categories of non-performing assets in the Company's portfolio. Loans are reviewed monthly and a loan whose collectability is doubtful is placed on non-accrual status. Loans are placed on non-accrual status when principal and interest is 90 days or more past due, unless, in the judgement of management, the loan is well collateralized and in the process of collection. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. Restructured loans include troubled debt restructuring (which involved forgiving a portion of interest principal on any loans or making loans at a rate materially less than the market).

                                           June 30,             December 31,
                                             1999                   1998
                                           --------             ------------
                                                (Dollars in thousands)
Non- accruing loans:
     One to four family                       399                    397
     Multi- family                            --                     --
     Non- residential                         --                     --
     Construction                             500                    --
     Consumer                                  17                     86
                                              ---                    ---

Total                                         916                    473
                                              ---                    ---

Foreclosed assets:
     One to four family                       --                      23
     Multi-family                             --                     --
     Non-residential                          --                     --
     Construction                             --                     --
     Consumer                                 --                     --
                                              ---                    ---

Total                                           0                     23
                                              ---                    ---

Total non- performing assets                  916                    506
                                              ===                    ===

Total as a percentage of total assets        0.78%                  0.43%
                                             ====                   ====

     For the six months period ended June 30, 1999, gross interest which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $21,300.

     In addition to the non-performing assets set forth in the table above, as of June 30, 1999, there were no loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

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

     American Savings, FSB understands the importance of the Y2K issue, and the Bank is currently taking steps to insure a smooth transition into the next millenium. The Senior Management Team of the Bank has decided to follow the guidelines established by the Federal Financial Institutions Examination Council (FFIEC) for Y2K preparation. The Bank has intended to meet all deadlines established by the FFIEC, and to-date the Bank has satisfied all requirements.

     A Steering Committee comprised of the Bank's department heads was established in 1998 to oversee and report all the events pertaining to the Y2K project. These individuals are under the direct supervision of the Bank's CEO and prepare regular reports to the Board of Directors.

     Risks. Like most financial service providers, the Y2K issue due to its dependence on technology and date-sensitive data may significantly affect the Company and its operations. Computer software and hardware and other equipment, both within and outside the Company's direct control, and third parties with whom the Company electronically or operationally interfaces (including without limitation its customers and third party vendors) are likely to be affected. If computer systems are not modified in order to be able to identify the year 2000, many computer applications could fail or create erroneous results. As a result, many calculations which rely on date field information, such as interest, payment or due dates and other operating functions, could generate results which are significantly misstated, and the Company could experience an inability to process transactions, prepare statements or engage in similar normal business activities. Likewise, under certain circumstances, a failure to adequately address the Y2K issue could adversely affect the viability of the Company's suppliers and creditors and the creditworthiness of its borrowers. Thus, if not adequately addressed, the Y2K issue could result in a significant adverse impact on the Company's operations and, in turn, its financial condition and results of operations.

     The Bank has adopted a five-phase plan to insure Y2K processing success. Many aspects required for the plan's success have been completed, and are currently undergoing minor improvement adjustments. The main categories of the five-phase plan are as follows:

         1. Awareness During this phase of the American Savings Y2K program the senior management members attempted to gather information relevant to the Bank's Y2K scenario. Information was gathered from a variety of sources including seminars, numerous publications and external consultants.

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

         3. Renovation Through out the renovation phase of Bank's Y2K program systems were replaced or upgraded to insure Y2K compliance. The cost associated with this phase were not material during 1998 and a substantial change in 1999 is not expected.

         4. Testing American Savings performed internal testing on all in-house systems and some systems under the control of service providers. Proxy tests were used to test the integrity of the Bank's core application system. The senior management of the Bank is currently satisfied with the progress of the test results.

         5. Contingency American Savings contingency plan is designed to address the areas deemed by the Y2K committee as mission critical. The Bank followed the guidelines of the FFIEC for the preparation of its Y2K contingency plan. In the event of a mission critical failure the contingency plan will assist management in implementing short and long term solutions to the system failures.

     The Company is expensing all cost associated with training and software as those costs are incurred, and such costs are being funded through operating cash flows. Hardware cost will be capitalized and expensed under our fixed asset guidelines. The updated total cost of the Y2K conversion project for the Company is estimated to be $67,000. Expenses of $62,000 were incurred and expensed by the Company through June 30, 1999. The Company does not expect significant increases in future data processing costs related to Y2K compliance. While we believe this amount will be sufficient to complete the requirements of becoming Y2K compliant, it is an estimate. As such we will review our budget monthly to help ensure that we have allocated sufficient resources to this project. Any deviations to the budget will be reported to the Board of Directors.

                               Recent Developments

     The Company declared a cash dividend of $.08 per share, payable on August 20, 1999 to shareholders of record on August 6, 1999.

     The Company repurchased an additional 2,000 shares of stock at an average price of $13.13 per share. After this transaction, a total of 7,000 shares have been repurchased of the announced stock repurchase program of 50,000 of its outstanding shares. As of July 30, 1999 there were 1,124,125 shares issued, 769,329 shares outstanding, and 354,796 Treasury shares.

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

                               AMB FINANCIAL CORP.
                               -------------------
                                   Registrant


Date: July 30, 1999

By:                                 /s/Clement B. Knapp, Jr.
                                    --------------------------------------
                                    Clement B. Knapp, Jr.
                                    President and Chief Executive Officer
                                    (Duly Authorized Representative)



By:                                 /s/Daniel T. Poludniak
                                    --------------------------------------
                                    Daniel T. Poludniak
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBIT

Exhibit No.
-----------

11           Statement re: Computation of Earnings Per Share

27           Financial Data Schedule