Form 10-Q/A
period 1999-06-30
AMB FINANCIAL CORP
filed 1999-08-04
CIK 915393

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         -------------------------------

                                    FORM 10-Q

                                Amendment No. 1



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


              Total deposits at June 30, 1999 increased by $1.6 million or 2.6% as deposit receipts of $73.0 million and interest credited of $1.4 million exceeded withdrawal activity of $72.8 million. This deposit gain was primarily attributable to a special rate 18 month certificate of deposit program.


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


Date: August 4, 1999

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