Form 10-Q
period 1999-09-30
AMB FINANCIAL CORP
filed 1999-11-02
CIK 915393

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         -------------------------------

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1999
                                    OR

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

         Check whether the issuer (1) has filed all reports required to be filed by Section 130 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                     ---   ---

         As of October 28, 1999 there were 1,124,125 shares of the Registrant's common stock issued and 726,329 shares outstanding.

         Transitional Small Business Disclosure Format (check one): Yes    No X
                                                                       ---   ---

        AMB FINANCIAL CORP.

                                    FORM 10-Q

                                TABLE OF CONTENTS

Part I.           FINANCIAL INFORMATION
         Item 1.           Financial Statements

                           Consolidated Statements of Financial Condition at September 30, 1999 (Unaudited) and December 31, 1998

                           Consolidated Statements of Earnings for the three and nine months ended September 30, 1999 and 1998 (unaudited)

                           Consolidated Statements of Changes in
                           Stockholders Equity, nine months ended
                           September 30, 1999 (unaudited)

                           Consolidated Statements of Cash Flow for the nine months ended September 30, 1999 and 1998 (unaudited)

                           Notes to Consolidated Financial Statements

         Item 2.           Management's Discussion and Analysis of Financial
                             Condition and Results of Operations

Part II.          OTHER INFORMATION

                  Signatures

                  Index of Exhibits

                  Earnings Per Share Analysis (Exhibit 11)

                  Financial Data Schedule (Exhibit 27)

                               AMB FINANCIAL CORP.
                                AND SUBSIDIARIES

                 Consolidated Statements of Financial Condition

                                                                September 30,              December 31,
                                                                    1999                       1998
                                                                    ----                       ----
                                                                  unaudited
Assets
Cash and amounts due from depository institutions                     2,610,227                 3,210,234
Interest-bearing deposits                                             1,181,613                 5,887,182
                                                           ---------------------     ---------------------
     Total cash and cash equivalents                                  3,791,840                 9,097,416
Investment securities, available for sale, at fair value              5,923,990                 6,137,219
Trading securities                                                    1,953,999                 2,394,130
Mortgage backed securities, available for sale, at fair value         2,049,022                 2,649,380
Loans receivable (net of allowance for loan losses:
     $579,694 at September 30, 1999 and
     $506,534 at December 31, 1998)                                 101,193,811                89,762,417
Investment in LTD Partnership                                         1,380,030                 1,380,925
Real Estate Owned                                                   -                              23,369
Stock in Federal Home Loan Bank of Indianapolis                       1,334,200                 1,334,200
Accrued interest receivable                                             683,146                   594,942
Office properties and equipment- net                                    398,890                   427,823
Prepaid expenses and other assets                                     3,717,454                 3,111,101
                                                           ---------------------     ---------------------

     Total assets                                                   122,426,382               116,912,922
                                                           =====================     =====================

Liabilities and Stockholders' Equity

Liabilities

Deposits                                                             81,910,804                78,997,215
Borrowed money                                                       25,675,589                21,683,000
Notes Payable                                                         1,391,454                 1,391,454
Advance payments by borrowers for taxes and insurance                   674,558                   567,098
Other liabilities                                                     1,139,938                   861,325
                                                           ---------------------     ---------------------
     Total liabilities                                              110,792,343               103,500,092
                                                           ---------------------     ---------------------

Stockholders' Equity

Preferred stock, $.01 par value; authorized
     100,000 shares; none outstanding                               -                         -
Common Stock, $.01 par value; authorized 1,900,000 shares;
     1,124,125 shares issued and 726,329 shares outstanding
    at September 30, 1999 and 869,829 shares outstanding at              11,241                    11,241
   December 31, 1998
Additional paid- in capital                                          10,790,549                10,771,799
Retained earnings, substantially restricted                           7,642,945                 7,317,519
Accumulated other comprehensive income, net of income taxes             (30,248)                  113,856
Treasury stock, at cost (397,796 and 254,296  shares at
     September 30, 1999 and December 31, 1998)                       (5,909,717)               (3,844,015)
Common stock acquired by Employee Stock Ownership Plan                 (629,510)                 (629,510)
Common stock awarded by Recognition and Retention Plan                 (241,221)                 (328,060)
                                                           ---------------------     ---------------------
     Total stockholders' equity                                      11,634,039                13,412,830
                                                           ---------------------     ---------------------

Total liabilities and stockholders' equity                          122,426,382               116,912,922
                                                           =====================     =====================

                               AMB FINANCIAL CORP.
                                AND SUBSIDIARIES

                       Consolidated Statement of Earnings

                                    Three Months  Three Months  Nine Months    Nine Months
                                      Ended         Ended          Ended          Ended
                                   September 30,  September 30,  September 30,  September 30,
                                   -------------  -------------- -------------  -------------
                                      1999           1998           1999          1998
                                      ----           ----           ----          ----
                                    unaudited      unaudited     unaudited      unaudited
Interest income
     Loans                           1,895,457     1,835,864       5,471,584     5,195,554
     Mortgage-backed securities         38,631        49,188         118,942       158,434
     Investment securities              92,636        72,255         279,304       302,475
     Interest-bearing deposits          32,102        48,497         171,770       167,745
     Dividends on FHLB stock            26,904        21,469          79,833        54,305
                                     ---------     ---------       ---------     ---------
          Total interest income      2,085,730     2,027,273       6,121,433     5,878,513
                                     ---------     ---------       ---------     ---------
Interest expense
     Deposits                          884,144       886,721       2,654,109     2,586,047
     Borrowings                        344,678       297,347         960,663       744,466
                                     ---------     ---------       ---------     ---------
          Total interest expense     1,228,822     1,184,068       3,614,772     3,330,513
                                     ---------     ---------       ---------     ---------
          Net interest income before
            provision for loan losses  856,908       843,205       2,506,661     2,548,000
Provision for loan losses               37,577        31,816         103,626        84,671
                                     ---------     ---------       ---------     ---------
          Net interest income after
            provision for loan losses  819,331       811,389       2,403,035     2,463,329
                                     ---------     ---------       ---------     ---------
Non-interest income:
     Loan fees and service charges      24,723        32,597         118,083       107,253
     Commission income                   6,620        13,516          35,990        31,621
     Deposit related fees               77,349        76,591         221,887       231,147
     Gain on sale of investment
      securities available for sale       -            6,605          15,981        17,943
     Gain on sale of trading securities   -             -             92,981        24,086
     Unrealized gain (loss) on trading
      securities                      (163,949)     (709,576)       (178,857)     (652,133)
     Gain (loss) on sale
      of real estate owned                -             -              9,904        (1,697)
     Gain on sale of deposit accounts                 27,033                        27,033
     Loss from investment
      in joint venture                    -           (6,778)         (3,154)       (6,778)
     Other income                       43,574        36,255         128,746        85,713
                                     ---------     ---------       ---------     ---------
          Total non-interest income    (11,683)     (523,757)        441,561      (135,812)
                                     ---------     ---------       ---------     ---------
Non-interest expense:
     Staffing costs                    335,421       338,651       1,021,080     1,090,595
     Advertising                        29,882        31,083          77,500        79,413
     Occupancy and equipment expense    72,175        74,699         219,197       246,070
     Data processing                    97,297        91,815         296,727       272,806
     Federal deposit insurance premiums 11,894        15,128          35,271        37,840
     Other operating expenses          140,901       161,443         436,630       488,240
                                     ---------     ---------       ---------     ---------
          Total non-interest expense   687,570       712,819       2,086,405     2,214,964
                                     ---------     ---------       ---------     ---------
Net income before income taxes         120,078      (425,187)        758,191       112,553
Provision for federal and state
  income taxes                          14,127      (170,579)        251,170        47,946
                                     ---------     ---------       ---------     ---------
          Net income                   105,951      (254,608)        507,021        64,607
                                     =========     =========       =========     =========

Earnings per share- basic                $0.15        ($0.30)          $0.68         $0.08
Earnings per share- diluted              $0.15        ($0.30)          $0.68         $0.07

See accompanying notes to consolidated financial statements.

                               AMB FINANCIAL CORP.
                                 AND SUBIDIARIES

           Consolidated Statements of Changes in Stockholders' Equity

                                                                   Accumulated                   Common       Common
                                         Additional                   Other                      Stock        Stock
                               Common     Paid-in     Retained    Comprehensive    Treasury     Acquired     Awarded
                               Stock      Capital     Earnings        Income         Stock      by ESOP       by RRP       Total
                                ------   ----------   ---------      --------   ----------    --------     --------   ----------
Balance at December 31, 1998    11,241   10,771,799   7,317,519       113,856   (3,844,015)   (629,510)    (328,060)  13,412,830

Comprehensive income:
  Net income                                            507,021                                                         507,021
  Other comprehensive income,
      net of income taxes:
    Unrealized holding loss
      during the period                                              (144,104)                                         (144,104)
                                ------   ----------   ---------      --------   ----------    --------     --------   ----------
Total Comprehensive income           0            0     507,021      (144,104)          0            0            0     362,917

Amortization of award of
    RRP stock                                                                                                86,839      86,839
ESOP compensation adjustment                 18,750                                                                      18,750
Purchase of treasury stock
    (143,500 shares)                                                            (2,065,702)                           (2,065,702)
Dividends declared on
    common stock($.24 per share)                       (181,595)                                                       (181,595)
                                ------   ----------   ---------      --------   ----------    --------     --------   ----------

Balance at September 30, 1999   11,241   10,790,549   7,642,945       (30,248)  (5,909,717)   (629,510)    (241,221)  11,634,039
                                ======   ==========   =========      ========   ==========    ========     ========   ==========

                               AMB FINANCIAL CORP.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                                                      Nine Months Ended September 30,
                                                                     1999                        1998
                                                                 -------------               -------------
                                                                               (unaudited)

Cash flows from operating activities:
  Net income                                                     $     507,021                      64,607
  Adjustments to reconcile net income to net cash
    from operating activities:
    Depreciation                                                        92,023                     106,625
    Amortization of premiums and discounts on
          investment and mortgage-backed securities - net               23,164                       7,816
    Amortization of cost of stock benefit plans                         86,839                      86,839
     Increase in deferred compensation                                  57,866                      43,975
     ESOP compensation                                                  18,750                      52,705
     Provision for loan losses                                         103,626                      84,671
     Gain on sale of investment securities                             (15,981)                    (17,943)
     Gain on sale of trading account securities                        (92,981)                    (24,086)
     Gain on sale of deposit accounts                                        -                     (27,033)
     Unrealized (gain) loss on trading account securities              178,857                     652,133
     Purchase of trading account securities                            (93,750)                   (765,580)
     Proceeds from sales of trading account securities                 448,005                     124,399
     Gain on sale of real estate owned                                  (9,904)                          -
     Decrease in deferred income on loans                              (13,450)                    (49,569)
     Increase in accrued interest receivable                           (88,204)                    (51,886)
     Increase (decrease) in accrued interest payable                    16,565                      46,557
     Change in current and deferred income tax                        (146,369)                   (591,575)
     Change in prepaid and accrued items, net                         (189,302)                    (20,791)
                                                                 -------------               -------------

Net cash provided by ( for) operating activities                       882,775                    (278,136)
                                                                 -------------               -------------
Cash flows from investing activities:
     Proceeds from maturities of investment securities                       -                   2,375,000
     Proceeds from sale of investment securities                        15,981                   1,013,838
     Purchase of investment securities                                  (4,590)                 (1,630,012)
     Proceeds from repayments of mortgage-backed
       securities                                                      554,838                     600,572
     Purchase of Federal Home Loan Bank stock                                -                    (658,800)
     Purchase of life insurance policies                                     -                  (1,515,000)
     Purchase of loans                                             (17,442,567)                (13,445,789)
     Disbursements for loans                                       (20,515,622)                (19,445,278)
     Loan repayments                                                26,467,085                  18,204,044
    Proceeds from sale of real estate owned                             33,273                           -
     Property and equipment expenditures                               (63,090)                    (64,235)
                                                                 -------------               -------------

Net cash provided for investing activities                         (10,954,692)                (14,565,660)
                                                                 -------------               -------------
Cash flows from financing activities:
     Deposit account receipts                                      123,546,643                 117,807,082
     Deposit account withdrawals                                  (122,788,039)               (112,121,915)
     Sale of deposit accounts                                                -                  (2,676,263)
     Interest credited to deposit accounts                           2,154,985                   2,155,885
     Proceeds from borrowed money                                    4,000,000                  13,683,000
     Repayment of borrowed money                                        (7,411)                          -
     Increase (decrease) in advance payments by borrowers
      for taxes and insurance                                          107,460                     385,265
     Payment of dividends                                             (181,595)                   (180,542)
     Purchase of treasury stock                                     (2,065,702)                 (1,620,964)
                                                                 -------------               -------------
Net cash provided by financing activities                            4,766,341                  17,431,548
                                                                 -------------               -------------

Net change in cash and cash equivalents                             (5,305,576)                  2,587,752

Cash and cash equivalents at beginning of period                     9,097,416                   2,686,955
                                                                 -------------               -------------

Cash and cash equivalents at end of period                       $   3,791,840                   5,274,707

  Cash paid during the period for:
     Interest                                                    $   3,598,207                   3,283,956
                                                                 =============               =============
     Income taxes                                                      427,539                     639,521


 See notes to consolidated financial statements.

                               AMB Financial Corp.
                                And Subsidiaries

Notes to Consolidated Financial Statements

1.    Statement of Information Furnished

              The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and Article 10 of Regulation S-X, and in the opinion of management contains all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position as of September 30, 1999, the results of operations for the three and nine months ended September 30, 1999 and 1998 and cash flows for the nine months ended September 30, 1999 and 1998. These results have been determined on the basis of generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. The attached consolidated statements are those of AMB Financial Corp. (the "Holding Company") and its consolidated subsidiaries American Savings, FSB (the "Bank"), the Bank's wholly owned subsidiary NIFCO, Inc., and the wholly owned subsidiary of NIFCO, Inc., Ridge Management, Inc. The results of operations for the three and nine month periods ended September 30, 1999 is not necessarily indicative of the results to be expected for the full year.

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

3.    Earnings Per Share

              Earnings per share for the three and nine month periods ended September 30, 1999 and 1998 were determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding (see Exhibit 11 attached). Stock options are regarded as common stock equivalents and are considered in diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method. ESOP shares not committed to be released to participants are not considered outstanding for purposes of computing earnings per share amounts.

4.     Industry Segments

     The Company operates principally in the banking industry through its subsidiary bank. As such, substantially all of the Company's revenues, net income, identifiable assets and capital expenditures are related to banking operations.


5.    Impact of New Accounting Standards

Accounting for Derivative Instruments and for Hedging Activities.
In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and for Hedging Activities" ("SFAS No. 133") which is effective for fiscal years beginning after June 15, 1999. The statement requires all derivatives to be recorded on the balance sheet at fair value. It also establishes "special accounting" for hedges of the variable cash flows of forecasted transaction (cash flow hedges,) and hedges of foreign currency exposures of net investments in foreign operations. To the extent the hedge is considered highly effective, both the change in the fair value of the derivative and the change in the fair value of the hedged item are recognized (offset) in earnings in the same period. Changes in fair value of derivatives that do not meet the criteria of one of these hedge categories are included in income.

In September 1999, the FASB issued Statement of Financial Accounting Standards No. 137 ("SFAS No. 137"), entitled "Accounting for Derivative Instruments in Hedging Activities--effective date of SFAS No. 133 from years beginning after June 15, 1999 to all fiscal quarters of all fiscal years beginning after June 15, 2000. Management does not believe that adoption of SFAS No. 133 will have a material impact on the Company's consolidation financial condition or results of operations.

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

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

                               FINANCIAL CONDITION

                September 30, 1999 compared to December 31, 1998

Total assets of the Company at September 30, 1999 increased $5.5 million to $122.4 million from $116.9 million at December 31, 1998. The increase is due to an increase in deposits and borrowed money which was used primarily to fund mortgage loans.

Cash and cash equivalents amounted to $3.8 million at September 30, 1999 as compared to $9.1 million at December 31, 1998. The Company used $2.1 million to purchase 143,500 shares of common stock into treasury during the period. The Bank used the remaining available cash to fund increased loan origination volume.

Mortgage-backed securities available for sale decreased $600,000 to $2.0 million at December 31, 1998. Gross unrealized gains in the available for sale portfolio were $4,000 at September 30, 1999, compared to $51,000 at December 31, 1998.

Investment securities available for sale decreased by $213,000 to $5.9 million at September 30, 1999 primarily due to amortization and a decline in the market value of these securities. Gross unrealized losses in the available for sale portfolio were $54,000 at September 30, 1999, compared to gross unrealized gains of $138,000 at December 31, 1998.

Trading securities decreased by $440,000 at September 30, 1999 to $2.0 million as a result of sales activity of $355,000 exceeding purchase activity of $94,000 and unrealized loss on trading securities of $179,000 recorded during the current period.

Loans receivable increased $11.4 million, or 12.7%, to $101.2 million at September 30, 1999. The Bank originated $20.5 million and purchased an additional $17.4 million during the nine month period ended September 30, 1999. Offsetting this increase was amortization and prepayments totaling $26.5 million. Loan purchased during the first nine months of 1999 were primarily in one to four family residential first mortgage loans.

Deposits increased 3.7%, or $2.9 million to $81.9 million at September 30, 1999, compared to $79.0 million at December 31, 1998. After consideration of interest of $2.2 million credited to accounts during the nine months ended September 30, 1999, actual cash inflows were $700,000. This overall increase in deposits was primarily attributable to a special rate 15, 18, and 30 month certificate of deposit program.

FHLB advances remain a cost effective source of funding for the Bank's increased loan activity at September 30, 1999, the Bank has $25.7 million of FHLB advances as compared to $21.7 million at December 31, 1998. The Bank has continued to utilize advances to supply funds for loan originations and purchases.

Stockholders' equity decreased by $1.8 million to $11.6 million at September 30, 1999 from $13.4 million at December 31, 1998. Common stock repurchases of $2.1 million combined with a decline in net unrealized gains on securities available for sale of $144,000, the amortization of $106,000 of the Company's benefit plans and $182,000 in dividends to stockholders contributed to an overall decrease given that the Company earned $507,000 during the nine months ended September 30, 1999.

                              RESULTS OF OPERATION

The Company's results of operations depend primarily upon the level of net income, which is the difference between the interest income earned on its interest-earning assets such as loans and investments, and the cost of the Company's interest-bearing liabilities, primarily deposits and borrowings. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them, respectively. Results of operations are also dependent upon the level of the Company's non-interest expenses, including its general and administrative expenses.

Comparisons of Operating Results for the Three Months Ended September 30, 1999 and 1998

General. The Company's net income increased to $106,000, or $.15 per diluted share for the three months ended September 30, 1999, from a loss of $255,000, or $(.30) per diluted share for the three months ended September 30, 1998. The Company's prior year's quarter was affected by an unrealized loss on trading securities of $710,000 as compared to the current year's quarter unrealized loss on trading securities of $165,000. Exclusive of the unrealized loss on trading securities, net of the tax benefit, diluted earnings per share for the three months ended September 30, 1999 and 1998 would have been $.29 and $.20 respectively.

Interest Income. Interest income amounted to $2.1 million, an increase of $58,000 over the prior year's quarter. Although the average interest rate decreased to 7.42% from 7.69% during the prior year's quarter, the average volume of interest earning assets grew by $7.0 million. This higher volume is due mostly to a higher volume of loans receivable which reflects the Company's aggressive lending efforts. The decrease in the average yield on loans receivable of 51 basis points is attributable to the high level of refinance and modification activity experienced by the Bank over the past twelve months due to lower long-term interest rates.

Interest Expense. Interest expense increased $45,000, or 3.78%, for the three months ended September 30, 1999 compared to the prior year's quarter. The increase was due primarily to an increase $5.2 million in average deposits and $3.4 million in average borrowed money, partially offset by a decrease in the average interest rate to 4.64% from 4.87%.

Provisions for Loan Losses. The Bank provided $38,000 in provision for loan losses during the current three month period, compared to $32,000 for the prior three month period. The increase in the provision for losses on loans was due to the continuing growth in loans receivable. Non-performing loans at September 30, 1999 increased to $933,000, or 4.92% of net loans receivable, compared to $506,000 or .56% of net loans receivable at December 31, 1998 and $328,000, or
 .36%  of  net  loans   receivable  at  September  30,  1998.   The  increase  in
non-performing loans is attributable to a $500,000 non-residential participation construction loan which became delinquent during the second quarter of 1999 and is currently in the process of foreclosure. The Bank has established a $40,000 specific reserve against this loan and has classified this loan as substandard. The Bank's allowance for loan losses was $580,000 at September 30, 1999, which is equal to 62.17% of total non-performing loans and .57% of net loans receivable.

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

Non-Interest Income. Non-interest income, exclusive of unrealized losses on trading securities, declined during the quarter by $34,000 to $152,000 from $186,000 in the same quarter last year. During the third quarter of 1998, the Company sold the deposits of its East Chicago branch to a local institution and recorded the gain from the sale of $27,000. In addition, decreases in loan fee related income of $8,000 in commission of $7,000 were offset by increased other operating income of $7,000, primarily from an increase in cash surrender value from insurance policies.

Non-Interest Expense. Non-interest expense for the three months ended September 30, 1999 decreased $26,000, or 3.65%, to $687,000 compared to $713,000 for the three months ended September 30, 1998. Most major expense categories declined slightly with the exception of data processing which increased by $5,000 due primarily to a new remote banking system and additional Y2K programming and testing expense.

Income Taxes. The Company recorded a provision for income taxes of $14,000 for the three months ended September 30, 1999 as compared to an income tax benefit of $171,000 for the three months ended September 30, 1998. The Company's effective tax rate declined during the current quarter due to the recognition of $26,000 in low income housing tax credit provided through an investment in a limited partnership organized to build, own and operate a 56 unit low income housing apartment complex.

Comparison of Operating Results for the Nine Months Ended September 30, 1999 and 1998

General. The Company's net income increased to $507,000, or $.68 per diluted share for the nine months ended September 30, 1999, from $65,000, or $.07 per diluted share for the nine months ended September 30, 1998. The Company's prior year's period was affected by an unrealized loss on trading securities of $652,000 as compared to the current year's period unrealized loss on trading securities of $179,000.

Interest Income. Interest income amounted to $6.1 million, an increase of $243,000 over the prior year's period. Although the average interest rate decreased to 7.34% from 7.73% during the prior year's period, the average volume of interest earning assets grew by $9.8 million. This higher volume is due mostly to a higher volume of loans receivable which reflects the Company's aggressive lending efforts. The decrease in the average yield on loans receivable of 46 basis point is attributable to a higher level of refinance activity in the Bank's loan portfolio.

Interest Expense. Interest expense increased $284,000, or 8.54%, for the nine months ended September 30, 1999 compared to the prior year's period. The increase was due primarily to an increase of $6.5 million in average deposits and $5.3 million in average borrowed money, partially offset by a decrease in the average interest rate to 4.64% from 4.82%. The Bank has been utilizing fixed rate FHLB of Indianapolis advances to fund its increase in loans receivable.

Provisions for Loan Losses. The Bank provided $104,000 in provision for loan losses during the current nine month period, compared to $85,000 for the prior nine month period. The increase in the provision for losses on loans was due to the continuing growth in loans receivable. The Bank will continue to review its allowance for loan losses and make future provisions as economic and regulatory conditions adequate to provide for losses, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods.

Non-Interest Income. Non-interest income, exclusive of unrealized losses on trading securities, increased $103,000 to $620,000 for the nine months ended September 30, 1999, compared to $517,000 for the nine months ended September 30, 1998. Gain on the sale of trading securities and securities available for sale were a combined $109,000 for the nine months ended September 30, 1999 compared to a gain of $42,000 increased by $43,000 for the nine months ended September 30, 1999, primarily due to income from bank-owned life insurance.

Non-Interest Expense. Non-interest expense for the nine months ended September 30, 1999 decreased $129,000, or 5.82%, to $2.1 million compared to $2.2 million for the nine months ended September 30, 1998. Staffing costs declined by $70,000 for the nine months ended September 30, 1999 primarily due to decreased benefit expense and a $44,000 paid and expensed during the first quarter of 1998 that did not occur the 1999 period. In addition, decreases in occupancy and equipment expenses of $27,000 were offset by an increase in data processing costs of $24,000. Other non-interest expense also decreased by $52,000 due to decreases in professional service fees and increased efficiencies in operations.

Income Taxes. The Company recorded a provision for income taxes of $251,000 for the nine months ended September 30, 1999 as compared to $48,000 for the nine months ended September 30, 1998. The increased tax provision is a result of an increase in pre-tax income.

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

     Current Office of Thrift Supervision regulations require the Bank to maintain cash and eligible investments in an amount equal to at least 4% of short-term customer accounts and borrowings to assure its ability to meet demands for withdrawals and repayment of short-term borrowings. Liquid assets for purposes of this ratio include cash, certain time deposits, U.S. Government, government agency and corporate securities and other obligations generally having remaining maturities of less than five years. The Bank has historically maintained its liquidity ratio for regulatory purposes at levels in excess of those required. At September 30, 1999, the Bank's liquidity ratio for regulatory purposes was 10.35%.

     The Company's most liquid assets are cash and cash equivalents, which consist of interest-bearing deposits and short-term highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash. The level of these is dependent on the Company's operating, financing and investing activities during any given period. At September 30, 1999 and December 31, 1998 cash and cash equivalents totaled $3.8 million and $9.1 million respectively.

     Liquidity management for the Company is both a daily and long-term function of the Company's management strategy. Excess funds are generally invested in short-term investments, such as overnight deposits. If the Company requires funds beyond its ability to generate them internally, additional funds are available through FHLB advances.

     The Company anticipates that it will have sufficient funds available to meet current commitments. At September 30, 1999 the Company has outstanding loan commitments totaling $716,000 and unused lines of credit granted totaling $4.6 million.

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

     At September 30, 1999, the Bank had core capital equal to $7.8 million, or 6.61% of adjusted total assets, which was $4.3 million above the minimum leverage ratio requirement of 3% in effect on that date. The Bank had total capital of $8.4 million (including $7.8 million in core capital and $540,000 in qualifying supplementary capital) and risk-weighted assets of $66.6 million at September 30, 1999; or total risk-based capital of 12.54% of risk-weighted assets at September 30, 1999. This amount was $3.1 million above the 8% requirement in effect on that date.

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

                                                       September 30,              December 31,
                                                           1999                       1998
                                                   ----------------------      --------------------
                                                               (Dollars in thousands)

Non- accruing loans:
     One to four family                                              358                       397
     Multi- family                                                   ---                       ---
     Non- residential                                                ---                       ---
     Construction                                                    504                       ---
     Consumer                                                         71                        86
                                                   ----------------------      --------------------

Total                                                                933                       473
                                                   ----------------------      --------------------

Foreclosed assets:
     One to four family                                              ---                        23
     Multi-family                                                    ---                       ---
     Non-residential                                                 ---                       ---
     Construction                                                    ---                       ---
     Consumer                                                        ---                       ---
                                                   ----------------------      --------------------

Total                                                                  0                        23
                                                   ----------------------      --------------------

Total non- performing assets                                         933                       506
                                                   ======================      ====================

Total as a percentage of total assets                              0.76%                     0.43%
                                                   ======================      ====================

     For the nine months period ended September 30, 1999, gross income interest, which would have been recorded, had the non-accruing loans been current in accordance with their original terms amounted to $37,900.

     In addition to the non-performing assets set forth in the table above, as of September 30, 1999, there were no loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

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

         5. Contingency American Savings contingency plan is designed to address the areas deemed by the Y2K committee as mission critical. The Bank followed the guidelines of the FFIEC for the preparation of its Y2K contingency plan. In the event of a mission critical failure the contingency plan will assist management in implementing short and long-term solutions to the system failures. The key components covered in the contingency plan are as follows:

                  a) Management has developed the recovery team necessary to invoke the contingency for any particular system.
                  b) The Bank has determined the acceptable levels of service in a failure situation.
                  c)       The   plan   outlines   general   details   regarding
                           preparation  of  contingency   planning   needs.
                  d) Contingency plans for specific mission critical areas have been developed to continue bank operation.


The Company is expensing all cost associated with training and software as those costs are incurred, and such costs are being funded through operating cash flows. Hardware cost will be capitalized and expensed under our fixed asset guidelines. The updated total cost of the Y2K conversion project for the Company is estimated to be $67,000. Expenses of approximately $62,000 were incurred and expensed by the Company through September 30, 1999. Remaining expenses are expected to occur during the fourth quarter of 1999. The Company does not expect significant increases in future data processing costs related to Y2K compliance. While we believe this amount will be sufficient to complete the requirements of becoming Y2K compliant, it is an estimate. As such we will review our budget monthly to help ensure that we have allocated sufficient resources to this project. Any deviations to the budget will be reported to the Board of Directors.


                               Recent Developments

         The Company declared a cash dividend of $.08 per share, payable on November 26, 1999 to shareholders of record on November 12, 1999.

         The Company announced its intention to repurchase up to 100,000 shares in the open market over a twelve-month period. The shares will be purchased at prevailing market prices from time to time depending upon market conditions. The repurchased shares will become treasury stock.

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

                               AMB FINANCIAL CORP.
                               -------------------
                                   Registrant

Date: October  28, 1999

By:       /s/ Clement B. Knapp, Jr.
          -----------------------------------------
              Clement B. Knapp, Jr.
              President and Chief Executive Officer
              (Duly Authorized Representative)



By:       /s/ Daniel T. Poludniak
          ------------------------------------------------
              Daniel T. Poludniak
              Vice President and Chief Financial Officer
              (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBIT

     Exhibit No.                                                     Page No.

     11           Statement re: Computation of Earnings Per Share      22

     27           Financial Data Schedule                              23