Form 10KSB
period 1999-12-31
AMB FINANCIAL CORP
filed 2000-03-31
CIK 915393

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1999
                                                        OR
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 [No Fee Required]

         For the transition period from                         to
                                        ---------------------       -----------

                         Commission File Number 0-23182

                               AMB FINANCIAL CORP.
--------------------------------------------------------------------------------

      (Exact Name of Small Business Registrant as Specified in its Charter)

              Delaware                                  35-1905382
--------------------------------------------------------------------------------

 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

8230 Hohman Avenue, Munster, Indiana                     46321-1578
--------------------------------------------------------------------------------

(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:  (219) 836-5870
                                                     --------------

           Securities Registered Pursuant to Section 12(b) of the Act:
                                      None

           Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $0.01 per share
                     ---------------------------------------
                                (Title of class)

         Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such requirements for the past 90 days. YES [X]. NO [ ].

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The Registrant had $8.9 million in gross income for the year ended December 31, 1999.

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and asked price of such stock as of December 31, 1999 was $5.8 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

                       DOCUMENTS INCORPORATED BY REFERENCE

                       Parts II and IV of Form  10-KSB - 1999  Annual  Report to
              Stockholders. Part III of Form 10-KSB - Proxy Statement for the 2000 Annual Meeting of Stockholders.

FORWARD-LOOKING STATEMENTS

         AMB Financial Corp., and its wholly-owned subsidiary, American Savings, FSB, may from time to time make written or oral "forward-looking statements," including statements contained in its filings with the Securities and Exchange Commission. These forward-looking statements may be included in this Annual Report on Form 10-KSB and the exhibits attached to it, in AMB Financial's reports to shareholders and in other communications, which are made in good faith by us pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

         These forward-looking statements include statements about our beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties, and are subject to change based on various factors, some of which are beyond our control. The words "may", "could", "should", "would", "believe", "anticipate", "estimate", "expect", "intend", "plan" and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause our financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in the forward-looking statements:

         o the strength of the United States economy in general and the strength of the local economies in which we conduct operations;
         o the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;
         o     inflation, interest rate, market and monetary fluctuations;
         o the timely development of and acceptance of our new products and services and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services;
         o the willingness of users to substitute our products and services for products and services of our competitors;
         o our success in gaining regulatory approval of our products and services, when required;
         o the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance);
         o     the impact of technological changes;
         o     acquisitions;
         o     changes in consumer spending and saving habits; and
         o     our success at managing the risks involved in the foregoing.

         The list of important factors stated above is not exclusive. We do not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of AMB Financial or American Savings.

                                     PART I

Item  1.          Description of Business
--------          -----------------------

         AMB Financial Corp., was formed in 1993 by American Savings, FSB under the laws of Delaware for the purpose of becoming a savings and loan holding company. American Savings, headquartered in Munster, Indiana, was founded in 1957 as a federally chartered institution. In March 1996, American Savings converted to the stock form of organization through the sale and issuance of 1,124,125 shares of its common stock to AMB Financial. The principal asset of AMB Financial is the outstanding stock of American Savings. AMB Financial presently has no separate operations and its business consists only of the business of American Savings. All references to AMB Financial, unless otherwise indicated, at or before March 29, 1996 refer to American Savings. References in this Form 10- KSB to "we", "us" and "our" refer to AMB Financial and/or American Savings as the context requires.

         We are a community-based financial institution that offers a variety of selected financial services to meet the needs of the community we serve. We attract deposits from the general public and use such deposits to originate and purchase one- to four-family residential mortgage and, to a lesser extent, non-residential, multi-family real estate, commercial business, consumer and land loans. We also invest in mortgage-backed securities, investment securities consisting primarily of U.S. government obligations and various types of short-term liquid assets. See "--Lending Activities" and "--Investment Activities."

         We serve the financial needs of families and local businesses in our primary market area, northwest Lake County, Indiana, through our main office located in Munster, Indiana and two branch offices located in the communities of Dyer and Hammond, Indiana. Our deposits are insured up to applicable limits by the FDIC. At December 31, 1999, we had total assets of $127.8 million, deposits of $88.9 million and stockholders' equity of $11.5 million or 9.03% of total assets.

         Our executive office is located at 8230 Hohman Avenue, Munster, Indiana 46321-1578 and its telephone number at that address is (219) 836-5870.

Lending Activities

         Our principal lending activity is originating and, to a lesser extent, purchasing first mortgage loans secured by owner-occupied one- to four-family residential properties located in our primary market areas. We also originate and purchase non-residential real estate, multi-family, commercial business, consumer and land loans. In addition to increasing the yield and/or the interest rate sensitivity of our portfolio, these non-one- to four family loans allow us to provide more comprehensive financial services to families and community businesses in our primary market area.

Loan Portfolio Composition

         The following table sets forth information concerning the composition of our loan portfolio in dollar amounts and in percentages (before deductions for loans in process, net deferred yield adjustments and allowances for losses) as of the dates indicated.

                                                                           December 31,
                                       -------------------------------------------------------------------------------------
                                               1999                  1998                  1997                       1996
                                       -------------------    -------------------   -------------------   ------------------
                                       Amount      Percent    Amount      Percent    Amount     Percent   Amount     Percent
                                       ------      -------    ------      -------    ------     -------   ------     -------
                                                                      (Dollars in Thousands)
Real Estate Loans:
-----------------
 One- to four-family..............    $82,210       76.11%   $63,369       69.69%   $51,567      64.71%   $43,669     63.41%
 Multi-family.....................      2,144        1.98      2,446        2.69      4,010       5.03      3,259      4.73
 Non-residential..................      8,775        8.12     10,370       11.40      8,376      10.51      8,806     12.79
 Construction.....................      4,279        3.96      2,522        2.77      4,450       5.59      4,406      6.40
 Land.............................        632        0.59      1,227        1.35      1,264       1.59        217      0.32
                                      -------      ------    -------      ------    -------     ------    -------    ------
     Total real estate loans......     98,040       90.76     79,934       87.90     69,667      87.43     60,357     87.65
                                      -------      ------    -------      ------    -------     ------    -------    ------

Other Loans:
-----------
 Consumer Loans:
  Deposit account.................        147        0.13        172        0.19        165       0.21        185      0.27
  Credit Card.....................        439        0.41        414        0.46        405       0.51        430      0.63
  Home improvement................        ---         ---         10        0.01         11       0.01         15      0.01
  Line of credit..................      3,336        3.09      3,552        3.91      3,259       4.09      2,968      4.31
  Other ..........................      1,059        0.98      1,244        1.37      1,264       1.58      1,391      2.02
                                      -------      ------    -------      ------    -------     ------    -------    ------
      Total consumer loans .......      4,981        4.61      5,392        5.93      5,104       6.40      4,989      7.24
                                      -------      ------    -------      ------    -------     ------    -------    ------

 Commercial business loans........      4,999        4.63      5,607        6.17      4,916       6.17      3,519      5.11
                                      -------      ------    -------      ------    -------     ------    -------    ------
     Total loans receivable.......    108,020      100.00%    90,933      100.00%    79,687     100.00%    68,865    100.00%
                                                   ======                 ======                ======              =======

Less:
----
 Loans in process.................      1,523                    569                  1,975                   910
 Net deferred yield adjustments...         (4)                    95                    209                   234
 Allowance for losses.............        591                    507                    410                   355
                                      -------                -------                -------               -------
 Total loans receivable, net......   $105,910                $89,762                $77,093               $67,366
                                     ========                =======                =======               =======

                                             1995
                                     ------------------

                                     Amount     Percent
                                     ------     -------

Real Estate Loans:
-----------------
 One- to four-family..............   $38,056       68.60%
 Multi-family.....................     3,419        6.16
 Non-residential..................     4,146        7.47
 Construction.....................     3,194        5.76
 Land.............................       223        0.40
                                     -------      ------
     Total real estate loans......    49,038       88.39
                                     -------      ------

Other Loans:
-----------
 Consumer Loans:
  Deposit account.................       223        0.40
  Credit Card.....................       368        0.67
  Home improvement................        12        0.01
  Line of credit..................     2,745        4.96
  Other ..........................       673        1.21
                                    --------     -------
     Total consumer loans.........     4,021        7.25
                                    --------     -------
 Commercial business loans........     2,420        4.36
                                    --------     -------
     Total loans receivable.......    55,479      100.00%
                                                  ======

Less:
----
 Loans in process.................       268
 Net deferred yield adjustments...       213
 Allowance for losses.............       359
                                    --------
 Total loans receivable, net......   $54,639
                                     =======

                                       4

         The following table shows the composition of our loan portfolios by fixed- and adjustable-rate at the dates indicated.

                                                                           December 31,
                                       -------------------------------------------------------------------------------------
                                               1999                  1998                  1997                       1996
                                       -------------------    -------------------   -------------------   ------------------
                                       Amount      Percent    Amount      Percent    Amount     Percent   Amount     Percent
                                       ------      -------    ------      -------    ------     -------   ------     -------
                                                                      (Dollars in Thousands)
Fixed-Rate Loans:
----------------
 Real estate:
  One- to four-family...............  $ 50,067     46.35%       $39,243    43.16%      $38,967     48.90%  $33,248      48.28%
  Multi-family......................       618      0.57            688     0.76         1,847      2.32     1,999       2.90
  Non-residential...................     5,160      4.78          2,685     2.95         3,364      4.22     2,917       4.24
  Construction......................     3,799      3.52          1,242     1.37         2,893      3.63       ---      ---
  Land..............................       286      0.27            338     0.37           211      0.27       ---      ---
                                      --------    ------        -------   ------       -------    ------   -------     ------
     Total real estate loans........    59,930     55.49         44,196    48.60        47,282     59.34    38,164      55.42
                                      --------    ------        -------   ------       -------    ------   -------     ------
 Consumer...........................     1,645      1.52          1,840     2.02         1,845      2.31     1,588       2.31
 Commercial business................     3,227      2.99          5,026     5.53         3,828      4.80     3,252       4.72
                                       --------    ------        -------   ------       -------    ------   -------     ------
     Total fixed-rate loans.........    64,802     60.00         51,062    56.15        52,955     66.45    43,004      62.45
                                      --------    ------        -------   ------       -------    ------   -------     ------

Adjustable-Rate Loans:
---------------------
 Real estate:
  One- to four-family...............    32,143     29.76         24,126    26.53        12,600     15.81    10,421      15.13
  Multi-family......................     1,526      1.41          1,758     1.93         2,163      2.71     1,260       1.83
  Non-residential...................     3,615      3.34          7,685     8.45         5,012      6.29     5,889       8.55
  Construction......................       480      0.44          1,280     1.41         1,557      1.96     4,406       6.40
  Land .............................       346      0.32            889     0.98         1,053      1.32       217       0.32
                                      --------    ------        -------   ------       -------    ------   -------     ------
     Total real estate loans........    38,110     35.27         35,738    39.30        22,385     28.09    22,193      32.23
                                      --------    ------        -------   ------       -------    ------   -------     ------
 Consumer...........................     3,336      3.09          3,552     3.91         3,259      4.09     3,401       4.93
 Commercial business................     1,772      1.64            581     0.64         1,088      1.37       267       0.39
                                       --------    ------        -------   ------       -------    ------   -------     ------
     Total adjustable-rate loans....    43,218     40.00         39,871    43.85        26,732     33.55    25,861      37.55
                                      --------    ------        -------   ------       -------    ------   -------     ------

     Total loans receivable.........   108,020    100.00%        90,933   100.00%       79,687    100.00%   68,865     100.00 %
                                                  ======                  ======                  ======               =======

Less:
----
 Loans in process...................     1,523                      569                  1,975                 910
 Net deferred yield adjustment......        (4)                      95                    209                 234
 Allowance for loan losses..........       591                      507                    410                 355
                                      --------                  -------                -------             -------
    Total loans receivable, net.....  $105,910                  $89,762                $77,093             $67,366
                                      ========                  =======                =======             =======

Fixed-Rate Loans:
----------------
 Real estate:
  One- to four-family...............    $30,512      55.00%
  Multi-family......................      2,102       3.79
  Non-residential...................      2,021       3.64
  Construction......................        ---        ---
  Land..............................        ---        ---
                                        -------     ------
     Total real estate loans........     34,635      62.43
                                        -------     ------
 Consumer...........................      1,272       2.29
 Commercial business................      2,089       3.76
                                        -------    -------
     Total fixed-rate loans.........     37,996      68.48
                                        -------     ------

Adjustable-Rate Loans:
---------------------
 Real estate:
  One- to four-family...............      7,544      13.60
  Multi-family......................      1,317       2.37
  Non-residential...................      2,125       3.83
  Construction......................      3,194       5.76
  Land .............................        223       0.40
                                        -------   --------
     Total real estate loans........     14,403      25.96
                                        -------    -------
 Consumer...........................      2,749       4.96
 Commercial business................        331       0.60
                                        -------   --------
     Total adjustable-rate loans....     17,483      31.52
                                        -------    -------

     Total loans receivable.........     55,479     100.00%
                                                    ======

Less:
----
 Loans in process...................        268
 Net deferred yield adjustment......        213
 Allowance for loan losses..........        359
                                        -------
    Total loans receivable, net.....    $54,639
                                        =======


         The following table illustrates the interest rate sensitivity of the loan portfolio at December 31, 1999. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract requires the final payment to be made. This is shown without regard to interest rate adjustments. The table does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                                      Real Estate
                           -------------------------------------------------------------------
                                                    Multi-family and
                            One- to Four-Family     Non-residential         Construction              Land
                           -----------------------------------------------------------------------------------------
                                          Weighted              Weighted              Weighted              Weighted
                                           Average               Average               Average               Average
                                 Amount      Rate      Amount      Rate      Amount      Rate      Amount      Rate
                           -----------------------------------------------------------------------------------------
                                                            (Dollars in Thousands)
Due During the Period
Ending December 31,

2000.......................    $   997        8.38%   $   876       8.09%    $3,106       8.22%     $369      9.38%
2001 to 2002...............      6,076        7.00        112       9.55        ---        ---        92      7.67
2003 and 2004..............      4,829        7.74      2,960       8.27        948       9.00        59      8.00
2005 to 2009...............     13,333        7.35      1,737       8.18        200       7.00        78      8.54
2010 to 2019...............     21,861        7.40      2,631       8.95         25       9.00        34      9.00
2020 and following.........     35,114        7.33      2,603       8.00        ---        ---       ---       ---
                               -------        ----    -------       ----     ------       ----       ----     ----
   Total...................    $82,210        7.36%   $10,919       8.35%    $4,279       8.34%      $632     8.88%
                               =======                =======                ======                  ====

                                                       Commercial
                                  Consumer              Business               Total
                               ---------------------------------------------------------------------
                                          Weighted              Weighted                Weighted
                                           Average               Average                 Average
                                 Amount      Rate      Amount      Rate        Amount      Rate
                               ---------------------------------------------------------------------
Due During the Period
Ending December 31,

2000.......................     $3,989      10.16%     $1,271       8.71%      $10,608      9.05%
2001 to 2002...............        428       7.68       1,571       9.56         8,279      7.56
2003 and 2004..............        472       8.05         823       9.24        10,091      8.15
2005 to 2009...............         16       8.00       1,334       6.72        16,698      7.38
2010 to 2019...............         76       8.32         ---        ---        24,627      7.57
2020 and following.........        ---        ---         ---        ---        37,717      7.38
                                 -----       ----      ------       ----      --------      ----
   Total...................     $4,981       9.71%     $4,999       8.53%     $ 108,020     7.63%
                                 ======                 ======                =========

         The total amount of loans due after December 31, 2000 which have predetermined interest rates is $70.1 million. The total amount of loans due after such dates which have floating or adjustable interest rates is $27.3 million.

         Under federal law, the aggregate amount of loans that we are permitted to make to any one borrower is generally limited to 15% of unimpaired capital and surplus (25% if the security for such loan has a "readily ascertainable" value or 30% for certain residential development loans). At December 31, 1999, our regulatory loan-to-one borrower limit was approximately $1.2 million. On the same date, we had no borrowers with outstanding balances in excess of this amount. As of December 31, 1999, the largest dollar amount of indebtedness to one borrower or group of related borrowers was $1.1 million in loans secured by non-residential property. Such loans are performing in accordance with their terms.

         All of our lending is subject to its written underwriting standards and to loan origination procedures. Decisions on loan applications are made on the basis of detailed applications and property valuations by qualified independent appraisers. Loans greater than $500,000 must be approved by the Board of Directors after review and preliminary approval by the Loan Committee. The loan applications are designed primarily to determine the borrower's ability to repay and the more significant items on the application are verified through use of credit reports, financial statements, tax returns and/or confirmations.

         Generally, we require title insurance on our mortgage loans as well as fire and extended coverage casualty insurance in amounts at least equal to the principal amount of the loan or the value of improvements on the property, depending on the type of loan. We also require flood insurance to protect the property securing its interest when the property is located in a flood plain or otherwise deemed prudent by management.

         One- to Four-Family Residential Real Estate Lending. The cornerstone of our lending program is the origination of long-term permanent loans secured by mortgages on owner-occupied one- to four- family residences. At December 31, 1999, $82.2 million, or 76.11% of our loan portfolio consisted of permanent loans on one- to four-family residences. At that date, the average outstanding residential loan balance was $79,100 and the largest outstanding residential loan had a principal balance of $800,000. Virtually all of the residential loans originated by us are secured by properties located in our market area. However, we have purchased a number of one-to-four family residential loans secured by properties located elsewhere in the United States. See "- Originations, Sales and Purchases of Loans."

         We originate 30-year fixed rate loans secured by one- to four-family residential real estate as a result of continued consumer demand. We monitored the fixed rate loans to ensure compliance with our asset/liability management policy. At December 31, 1999, we had $21.5 million of fixed-rate residential loans with less than 10 years to maturity, $15.7 million of fixed-rate residential loans with maturities between 10 and 20 years and $12.9 million of fixed-rate residential loans with maturities in excess of 21 years in its portfolio. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management" in the annual report to stockholders filed as Exhibit 13 hereto.

         In addition, we originate and acquire adjustable rate mortgage and balloon loans to reduce our exposure to changes in interest rates. We retain and service all adjustable rate mortgages and balloon loans originated by us. We make adjustable rate mortgage loans at rates, terms and points determined in accordance with market and competitive factors. Our current one- to four-family residential adjustable rate mortgages are fully amortizing loans with contractual maturities of up to 30 years. The interest rates on the adjustable rate mortgages originated by us are generally subject to adjustment at three-year intervals based on a margin over the Three Year Treasury Securities Constant Maturity Index. Decreases or increases in the interest rate of our adjustable rate mortgages are generally limited to 5% above or below the initial interest rate over the life of the loan. We also originate balloon payment loans normally due seven years from date of origination and amortized over 30 years. Our adjustable rate mortgages are not convertible into fixed-rate loans, do not contain prepayment penalties and do not produce negative amortization. Adjustable rate mortgage loans may be assumed provided home buyers meet our underwriting standards and the applicable fees are paid. At December 31, 1999, the total balance of one- to four-family adjustable rate mortgages was $32.1 million.

         We evaluate both the borrower's ability to make principal, interest and escrow payments and the value of the property that will secure the loan. We originate residential mortgage loans with loan-to- value ratios up to 95%. On mortgage loans exceeding an 80% loan-to-value ratio at the time of origination, we will generally require private mortgage insurance in an amount intended to reduce our exposure to 80% or less of the appraised value of the underlying property.

         As of December 31, 1999, we had 25 one- to four-family residential mortgage loans having an aggregate balance of $8.3 million with current balances in excess of the 1999 Freddie Mac maximum, $240,000. Our delinquency experience on our loans in excess of this maximum has been similar to its experience on its other residential loans.

         Our residential mortgage loans customarily include due-on-sale clauses giving us the right to declare the loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the property subject to the mortgage and the loan is not repaid. During 1999 and 1998, we purchased $11.8 million and $11.5 million respectively, of adjustable rate one- to four-family first mortgage loans.

         Multi-Family and Non-Residential Real Estate Lending. We both originate and, to a lesser extent purchase, permanent multi-family and non-residential real estate loans in our primary market area. We have increased these portfolios in recent years in accordance with our asset/liability management policy. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management" in our 2000 annual report. At December 31, 1999, we had $10.9 million in multi-family and non-residential real estate loans, representing 10.10% of the gross loan portfolio.

         The multi-family loan portfolio includes loans secured by five or more unit residential buildings located primarily in our primary market area. Our non-residential real estate loan portfolio consists of loans on a variety of non-residential properties including retail facilities, small office buildings and motel/hotels.

         We originate and purchase both adjustable-and fixed-rate multi-family and non-residential real estate loans. Rates on our adjustable-rate multi-family and non-residential real estate loans generally adjust in a manner consistent with our one- to four-family residential adjustable rate mortgages. Multi-family and non-residential real estate loans are generally underwritten in amounts of up to 80% of the appraised value of the underlying property and normally have terms up to 25 years.

         Appraisals on properties securing multi-family and non-residential real estate loans originated by us are performed by a qualified independent appraiser at the time the loan is made. In addition, our underwriting procedures generally require verification of the borrower's credit history, income and financial statements, banking relationships, references and income projections for the property. Personal guarantees are generally obtained for multi-family and non-residential real estate loans.

         Substantially all of the multi-family residential and non-residential real estate loans originated by us are secured by properties located within 50 miles of one or more of our offices.

         The table below sets forth by type of security  property the  estimated
number,   loan  amount  and  outstanding   balance  of  our   multi-family   and
non-residential real estate loans at December 31, 1999.

                                                                                     Outstanding
                                         Number of              Original               Principal
                                           Loans               Loan Amount              Balance
                                         --------------------------------------------------------
                                                 (Dollars in Thousands)
Multi-family................                  7                 $ 2,961                 $ 2,144
Office......................                  5                     830                     793
Retail......................                  4                     389                     345
Commercial building.........                  8                   2,422                   2,337
Auto service/repair.........                  1                     244                     228
Restaurants.................                  4                     828                     483
Hotel.......................                  5                   2,949                   2,770
Nursing home................                  1                     500                     473
Other.......................                 11                   1,459                   1,346
                                             --               ---------               ---------

   Total....................                 46                 $12,582                 $10,919
                                             ==                 =======                 =======


         At December 31, 1999, the largest multi-family and largest non-residential real estate loans totaled $501,000 and $1.1 million, respectively. As of December 31, 1999, none of these loans were 60 days or more delinquent and were otherwise performing in accordance with their terms.

         Multi-family and non-residential real estate loans generally present a higher level of risk than loans secured by one- to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family residential and non- residential real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower's ability to repay the loan may be impaired. At December 31, 1999, we had no multi-family loans which were 90 days or more delinquent.

         Construction Lending. We make construction loans to individuals for the construction of their primary or secondary residences and loans to builders or developers for the construction of single-family and multi-family properties.

         Loans to individuals for the construction of their residences typically run for six months. The borrower pays interest only during the construction period. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans. At December 31, 1999, we had three construction loans with outstanding aggregate balances of $1.2 million (including an additional $835,000 in undisbursed loan proceeds) secured by one- to four- family residential property to borrowers intending to live on the properties upon completion of construction. Subject to future market conditions, we intend to continue construction lending activities to persons intending to be owner occupants.

         We also make loans to builders and developers to finance the construction of residential property. Such loans generally have adjustable interest rates based upon prime with terms from six months to one year. The proceeds of the loan are advanced during construction based upon the percentage of completion as determined by an independent inspector. The loan amount normally does not exceed 80% of projected completed value for homes that have been pre-sold to the ultimate occupant. For loans to builders for the construction of homes not pre-sold, which may carry a higher risk, the loan- to value ratio is generally limited to 75%. Whether we are willing to provide permanent takeout financing to the purchaser of the home is determined independently of the construction loan by a separate underwriting process. At December 31, 1999, we had four construction loans with outstanding aggregate balances of $519,000 (including an additional $143,000 in undisbursed loan proceeds) secured by one- to four-family residential property built on speculation.

         We also provide construction financing on multi-family housing. However, there were no loans of this type were outstanding as of December 31, 1999. Additionally, we do occasionally participate with other lenders in loans to developers and builders to finance family housing and commercial property construction. At December 31, 1999, we were involved in four participation construction loans with an outstanding aggregate balance of $2.5 million (including an additional $540,000 in undisbursed loan proceeds).

         Construction lending generally affords us an opportunity to receive interest at rates higher than those obtainable from residential lending and to receive higher origination and other loan fees. In addition, such loans are generally made for relatively short terms. Nevertheless, construction lending to persons other than owner-occupants is generally considered to involve a higher level of credit risk than one- to four-family residential lending due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on construction projects, real estate developers and managers. In addition, the nature of these loans is such that they are more difficult to evaluate and monitor. Our risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value upon completion of the project and the estimated cost (including interest) of the project. If the estimate of value proves to be inaccurate, we may be confronted, at or prior to the maturity of the loan, with a project with a value which is insufficient to assure full repayment and/or the possibility of having to make substantial investments to complete and sell the project. Because defaults in repayment may not occur during the construction period, it may be difficult to identify problem loans at an early stage. When loan payments become due, the cash flow from the property may not be adequate to service the debt. In such cases, we may be required to modify the terms of the loan.

         We had one non-performing construction loan outstanding as of December 31, 1999, amounting to $519,000. This loan was originally a $500,000 non-residential construction loan participation in a strip shopping center in Goshen, Indiana. We have a 35% participation interest in the loan. The increased balance at December 31, 1999 is primarily attributable to capitalized legal fees. The construction on the property is completed and tenants are currently being sought. The loan balance became delinquent during the second quarter of 1999 and is in foreclosure with a receiver appointed. We have established a $40,000 specific reserve against this loan as of December 31, 1999.

         Land Lending. Land loans, which include vacant land and developed lots, are made to various builders and developers with whom we have had long-standing relationships. All of such loans are secured by land zoned for residential developments and located within our market area. Disbursements related to acquisition and development land loans are typically based on the construction cost estimate of an independent architect or engineer who inspects the project in connection with significant disbursement requests. At December 31, 1999, we had $632,000 in loans secured by land, or 0.59% of our entire gross loan portfolio.

         Land lending generally affords us an opportunity to receive interest at rates higher than those obtainable from residential lending. In addition, land loans are limited to a maximum 75% loan-to-value and are made with adjustable rates of interest and for relatively short terms. Nevertheless, land lending is generally considered to involve a higher level of credit risk due to the fact that funds are advanced upon the security of the land, which is of uncertain value prior to its development. Because of the uncertainties inherent in estimating land development costs as well as the market value on the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a development project and the related loan-to-value ratio.

         As of December 31, 1999, we have not experienced significant losses in connection with our land lending. See "Delinquencies and Non-Performing Assets."

         Consumer Lending. We believe that offering consumer loan products helps to expand the customer base and to create stronger ties to the existing customer base. In addition, because consumer loans generally have shorter terms to maturity and carry higher rates of interest than do residential mortgage loans, they can be valuable asset/liability management tools. We currently originate substantially all of our consumer loans in our market area. At December 31, 1999, the consumer loans totaled $5.0 million or 4.61% of the gross loan portfolio.

         We offer a variety of secured consumer loans, including home equity lines of credit, home improvement loans, loans secured by savings deposits and automobile loans. Although we primarily originate consumer loans secured by real estate, deposits or other collateral, we also, on occasion, make unsecured personal loans.

         Our home equity loans are generally limited to $100,000. We use the same underwriting standards for home equity lines of credit as we use for one- to four-family residential mortgage loans. Home equity lines of credit are originated in amounts which, together with the amount of the first mortgage, generally do not exceed 80% of the appraised value of the property securing the loan. The interest rate for all home equity loans floats at a stated margin over the prime rate. At December 31, 1999, we had $3.3 million of home equity lines of credit and an additional $2.7 million of additional funds committed, but undrawn, under such lines.

         We also offer a Visa credit card program. At December 31, 1999, approximately 417 credit cards had been issued, with an aggregate outstanding loan balance of $439,000 and unused credit available of $850,000. We presently charge no annual membership fee and a fixed annual rate of interest on these credit cards.

         The terms of other types of consumer loans vary according to the type of collateral, length of contract, and creditworthiness of the borrower. The underwriting standards employed for consumer loans include a determination of the applicant's payment history on other debts and an assessment of the borrower's ability to meet payments on the proposed loan along with his existing obligations. In addition to the creditworthiness of the applicant, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount. Unsecured personal loans are made to borrowers for a variety of personal needs and are usually limited to 20% of the borrower's net worth not to exceed $15,000, with a minimum loan amount of $2,500.

         Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral for defaulted consumer loans may not provide adequate sources of repayment for the outstanding loan balances as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At December 31, 1999, $101,000, or approximately 2.03% of the consumer loan portfolio, was 60 days or more delinquent. There can be no assurance that delinquencies will not increase in the future.

         Commercial Business Lending. We maintain a portfolio of commercial business loans to increase the yield and interest rate sensitivity of our loan portfolio and to satisfy the demand for financial services in our primary market area. Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are generally of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself (which, in turn, may be dependent upon the general economic environment). During the past five years, we have originated and purchased commercial business loans to businesses such as small retail operations, small manufacturing concerns and professional firms. Our commercial business loans almost always include personal guarantees and are usually, but not always, secured by business assets, such as accounts receivable, equipment, inventory and real estate.
However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

         Most of our commercial business loans have terms ranging from six months to five years and carry adjustable interest rates. The underwriting process for commercial business loans generally includes consideration of the borrower's financial statements, tax returns, projections of future business operations and inspection of the subject collateral, if any.

         Since 1995, we have purchased seasoned commercial leases covering various types of office/commercial equipment from another financial institution with expertise in originating and acquiring such leases. As of December 31, 1999, the outstanding balance on these leases was $821,000. In general, the leases are full-payout finance leases in which the lease payments effectively repay the lessor for the purchase price of the equipment, plus an acceptable yield. The selling institution continues to service the leases for us and provides limited recourse in the event of a default by the lessor. We purchased these leases because they were available at relatively high yields at a time when investment alternatives were generating much lower yields and because they had relatively short terms, consistent with our asset/liability management strategy. Although, like other commercial business financings, commercial leases involve higher risk than residential mortgage loans, management believes that these purchases are prudent in furtherance of our lending strategy and in light of the higher yields, personal guarantees on most of the leases and the limited additional credit recourse provided by the seller. These leases are classified as loans for financial statement purposes. As of December 31, 1999, all of such leases were performing in accordance with their terms.

Originations, Purchases and Sales of Loans

         We originate real estate and other loans through marketing efforts, our customer base, walk-in customers and referrals from real estate brokers and builders. In addition, we occasionally utilize the services of mortgage brokers.

         We purchase loans from third parties to supplement loan production. In particular, we may purchase loans of a type which are not available or available with favorable terms in our own market area. We generally use the same underwriting standards in evaluating loan purchases as we do in originating loans. We will continue to evaluate loan purchase opportunities as they arise and make purchases in the future depending on market conditions.

         We occasionally sell long-term fixed-rate loans. To date, most of our loan sales have been made on a servicing released basis. At December 31, 1999, approximately $37.1 million of the loan portfolio was serviced by others and we did not service any loans for others.

         Our ability to originate large dollar volumes of real estate loans may be substantially reduced or restricted in periods of rising interest rates, with a resultant decrease in related fee income and operating earnings. In addition, our ability to sell loans may substantially decrease if potential buyers reduce their purchasing activities.

         The following table shows our loan origination, purchase, sale and repayment activities for the periods indicated.

                                                                 Year Ended December 31,
                                                         -------------------------------------
                                                            1999         1998          1997
                                                         --------------------------------------
Originations by type:
--------------------
 Adjustable rate:
  Real estate - one- to four-family..................      $  2,463     $  1,979       $ 3,444
                - multi-family.......................           ---          ---           ---
                - non-residential....................           410        1,884         1,014
                - construction.......................           ---          ---           772
                - land...............................           ---          370           ---
  Non-real estate - consumer.........................         4,013        4,261         3,565
                     - commercial business...........         2,814        1,608           677
                                                           --------     --------       -------
         Total adjustable-rate.......................         9,700       10,102         9,472
                                                           --------     --------       -------
 Fixed rate:
  Real estate - one- to four-family..................         9,866       10,243         7,096
                - multi-family.......................           344          ---            35
                - non-residential....................         2,748        1,050           160
                - construction.......................         1,110          664         2,707
                - land...............................           ---          176           192
  Non-real estate - consumer.........................         1,540        1,568         1,543
                     - commercial business...........           ---        2,118           531
                                                           --------     --------       -------
         Total fixed-rate............................        15,608       15,819        12,264
                                                            -------       ------       -------
         Total loans originated......................        25,308       25,921        21,736
                                                           --------     --------       -------

Purchases:
---------
  Real estate - one- to four-family..................       20,408(1)   11,539(1)        3,797
                - multi-family.......................           ---          459           491
                - non-residential....................           510          ---           500
                - construction.......................         2,910        1,306           272
  Non-real estate - consumer.........................           ---          483           ---
                     - commercial business...........           284          700         1,813
                                                            --------     --------       -------
         Total loans purchased.......................        24,112       14,487         6,873
                                                           --------     --------       -------
         Total additions.............................        49,420       40,408        28,609
                                                           --------     --------       -------

         Total loans sold............................           ---          ---           ---
  Principal repayments...............................        32,297       27,756        18,851
                                                           --------     --------       -------
         Net before other items......................        17,123       12,652         9,758
Increase (decrease) in other items, net..............          (975)          17           (31)
                                                           --------     --------       -------
         Net increase................................      $ 16,148     $ 12,669       $ 9,727
                                                           ========     ========       =======

-----------

(1) Consisted primarily of conforming adjustable rate mortgage's secured by one-to-four family properties located out of our market area.

Delinquencies and Non-Performing Assets

         Delinquency Procedures. When a borrower fails to make a required payment on a loan, we attempt to cause the delinquency to be cured by contacting the borrower. In the case of loans, a late notice is sent on all loans over 30 days delinquent. Another late notice along with any required demand letters as set forth in the loan contract are sent 60 days after the due date. Additional written and verbal contacts are made with the borrower between 45 and 90 days after the due date.

         If the delinquency is not cured by the 90th day, the customer is normally provided 10 days written notice that the account will be referred to counsel for collection and foreclosure, if necessary. A drive-by appraisal is normally obtained at this time and a title search is ordered. A good faith effort by the borrower at this time will defer foreclosure for a reasonable length of time depending on individual circumstances. We may agree to accept a deed in lieu of foreclosure. If it becomes necessary to foreclose, the property is sold at public sale and we may bid on the property to protect its interest. The decision to foreclose is made by the Senior Loan Officer after discussion with the members of the Loan Committee.

         Consumer loans are charged off if they remain delinquent for 120 days unless the borrower and lender agree on a payment plan. If terms of the plan are not met, they are then subject to charge off. Our procedure for repossession and sale of consumer collateral are subject to various requirements under Indiana consumer protection laws.

         When we acquire real estate as a result of foreclosure or by deed in lieu of foreclosure it is classified real estate owned until it is sold. The real estate is recorded at the lower of cost or estimated fair value, less estimated selling costs, at the date of acquisition, and any write-down resulting therefrom is charged to the allowance for loan losses. Subsequent decreases in the value of the property are charged to operations through the creation of a valuation allowance. After acquisition, all costs incurred in maintaining the property are expensed. Costs relating to the development and improvement of the property, however, are capitalized to the extent of estimated fair value less estimated costs to sell.

         Loan Delinquencies. The following table sets forth loan delinquencies by type, by amount and by percentage of type at December 31, 1999.

                                                                     Loans Delinquent For:
                                 -----------------------------------------------------------------------------------------------
                                       60-89 Days                      90 Days and Over                  Total Delinquent Loans
                                 -----------------------------   -----------------------------     -----------------------------
                                                     Percent                          Percent                            Percent
                                                     of Loan                          of Loan                            of Loan
                                 Number     Amount   Category    Number     Amount    Category      Number    Amount     Category
                                 ------     ------   --------    ------     ------    --------      ------    ------     --------
                                                                      (Dollars in Thousands)
Real Estate:
  One- to four-family......          6       $267        .32%        4       $282          .34%       10      $  549       .66%
  Multi-family.............        ---        ---        ---       ---        ---          ---       ---         ---       ---
  Non-residential..........        ---        ---        ---       ---        ---          ---       ---         ---       ---
  Construction.............        ---        ---        ---         1        519        12.13         1         519     12.13
  Land.....................        ---        ---        ---       ---        ---          ---       ---         ---       ---
Consumer...................          4         90       1.81         4         11          .22         8         101      2.03
Commercial business........          2        128       2.56         3        157         3.14         5         285      5.70
                                    --       ----       ----       ---        ---         ----       ---      ------      ----

     Total.................         12       $485        .45%       12       $969          .90%       24      $1,454      1.35%
                                    ==       ====        ===        ==       ====          ===       ==       ======      ====

                                       15

         Classified Assets. Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the Office of Thrift Supervision to be of lesser quality, as "substandard," "doubtful" or "loss." An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are placed on a "watch list" by management.

         When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances in an amount deemed prudent by management to cover probable losses. General allowances represent loss allowances which have been established to cover probable losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the regulatory authorities, who may order the establishment of additional general or specific loss allowances.

         In connection with the filing of our periodic reports with the Office of Thrift Supervision and in accordance with our classification of assets policy, we regularly review the problem loans in our portfolio to determine whether any loans require classification in accordance with applicable regulations. On the basis of this review of our assets, at December 31, 1999, we had classified a total of $969,000 of our loans and other assets of concern, as follows:

                             One- to Four-                                        Commercial
                                Family         Construction       Consumer         Business        Total
                          ------------------------------------------------------------------------------
                                                               (In Thousands)
Substandard...............        $282            $479               $11            $157          $929
Doubtful..................         ---             ---               ---             ---           ---
Loss......................         ---              40               ---             ---            40
                                  ----            ----               ---            ----          ----
                                  $282            $519               $11            $157          $969
                                  ====            ====               ===            ====          ====

         Our classified assets consist of the (i) non-performing loans and (ii) loans and other assets of concern discussed herein. As of the date hereof, these asset classifications are consistent with those of the Office of Thrift Supervision and FDIC.

         Non-Performing Assets. The following table sets forth the amounts and categories of non- performing assets in our loan portfolio. Loans are reviewed quarterly and any loan whose collectibility is doubtful is placed on non-accrual status. Loans are placed on non-accrual status when either principal or interest is 90 days or more past due, unless, in the judgment of management, the loan is well collateralized and in the process of collection. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. For all years presented, we have had no troubled debt restructurings (which involved forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates). Foreclosed assets include assets acquired in settlement of loans. Except as noted, the loans and foreclosed asset amounts shown are stated without giving effect to the specific reserves which have been established against such assets. See "- Loan Loss Reserve Analysis."

                                                                              December 31,
                                                         -------------------------------------------------------
                                                         1999         1998         1997        1996         1995
                                                         -------------------------------------------------------
                                                                          (Dollars in Thousands)
Non-accruing loans:
  One- to four-family...........................          $282        $314         $263         $269        $318
  Multi-family..................................           ---         ---          ---          ---         ---
  Non-residential...............................           ---         ---          ---          ---         ---
  Construction..................................           479         ---          ---          ---         ---
  Consumer......................................            11         161           45           36          51
  Commercial business...........................           157         ---          ---          ---         ---
                                                        ------      ------      -------       ------      ------
     Total......................................           929         475          308          305         369
                                                           ---        ----        -----        -----       -----

Accruing loans delinquent more than 90 days:

  Consumer......................................           ---           8          ---          ---         ---
                                                        ------      ------      -------       ------      ------


Foreclosed assets:
  One- to four-family...........................           ---          23           27          ---         ---
  Multi-family..................................           ---         ---          ---          ---         ---
  Non-residential...............................           ---         ---          ---          ---         ---
  Construction..................................           ---         ---          ---          ---         ---
  Consumer......................................           ---         ---          ---          ---         ---
  Commercial business...........................           ---         ---          ---          ---         ---
                                                        ------      ------      -------       ------      ------
     Total......................................           ---          23           27           --         ---
                                                        ------       -----       ------       ------      ------

Total non-performing assets.....................          $929        $506         $335         $305        $369
                                                        ======       =====       ======       ======      ======
Total as a percentage of total assets...........          0.73%       0.43%        0.34%        0.35%       0.53%
                                                        ======       =====       ======       ======      ======

         Non-performing assets increased in 1999 due primarily to the delinquency of the strip mall construction loans discussed under the caption
"Construction Lending" and three commercial business loans secured by receivables and fixed assets totaling $157,000.

         For the year ended December 31, 1999, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $47,000.

         At December 31, 1999, there were no other loans not included on the table or discussed above where known information about the possible credit problems of borrowers caused us to have serious doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

         Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on our evaluation of the probable losses in our loan portfolio and changes in the nature and volume of our loan activity. Such evaluation, which includes a review of all loans for which full collectibility may not be reasonably assured, considers among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan allowance. Although we believe we use the best information available to make such determinations, future adjustments to the allowance may be necessary, and net income could be significantly affected if circumstances differ substantially from the assumptions used in making the initial determinations. At December 31, 1999, we had an allowance for loan losses of $591,000.

         The following table sets forth an analysis of the allowance for loan losses.

                                                                   Year Ended December 31
                                                  1999       1998         1997         1996         1995
                                                  -------------------------------------------------------
                                                                   (Dollars in Thousands)
Balance at beginning of period...........         $507        $410         $355         $360         $331

Charge-offs:
  One- to four-family....................          ---         ---          ---          ---          ---
  Multi-family...........................          ---         ---          ---          ---          ---
  Non-residential........................          ---         ---          ---          ---          ---
  Construction...........................          ---         ---          ---          ---          ---
  Consumer...............................           40           5           33            5           10
  Commercial business....................          ---         ---          ---          ---          ---
                                                ------     -------      -------        -----        -----
         Total charge-offs...............           40           5           33            5           10
                                                 -----     -------       ------        -----         ----

Recoveries:
  One- to four-family....................          ---         ---          ---          ---          ---
  Multi-family...........................          ---         ---          ---          ---          ---
  Non-residential........................          ---         ---          ---          ---          ---
  Construction...........................          ---         ---          ---          ---          ---
  Consumer...............................            5         ---           14          ---          ---
  Commercial business....................          ---         ---          ---          ---          ---
                                                ------     -------       ------        -----        -----
        Total recoveries.................            5         ---           14          ---          ---
                                                ------     -------        -----        -----        -----

Net charge-offs..........................          (35)         (5)         (19)          (5)         (10)
Additions charged to operations..........          119         102           74          ---           39
                                                 -----      ------      -------     --------      -------
Balance at end of period.................         $591        $507         $410         $355         $360
                                                  ====        ====         ====         ====         ====

Ratio of net charge-offs during the
 period to average loans outstanding
during the period........................        0.04%         0.01%       0.03%         0.01%       0.02%
                                                 ====          ====        ====          ====        ====

Ratio of net charge-offs during the
period to average non-performing
assets...................................       4.62%        1.70%        4.15%         1.48%       2.30%
                                                ====         ====         ====          ====        ====

         The distribution of the allowance for losses on loans at the dates indicated is summarized as follows:

                                                                    December 31,
                          -----------------------------------------------------------------------------------------------
                                     1999                             1998                             1997
                          ------------------------------   ------------------------------   -----------------------------
                                                Percent                           Percent                         Percent
                                               of Loans                         of Loans                        of Loans
                                        Loan    in Each                 Loan      in Each                 Loan    in Each
                           Amount of  Amounts   Category   Amount of   Amounts   Category   Amount of  Amounts  Category
                           Loan Loss     by     to Total   Loan Loss     by      to Total   Loan Loss     by    to Total
                           Allowance  Category   Loans     Allowance  Category     Loans    Allowance  Category   Loans
                           ---------  --------   -----     ---------  --------     -----    ---------  --------   -----
                                                                (Dollars In Thousands)

One- to four-family.....       $125   $82,210      76.11%   $ 110    $63,369      69.69%   $  97   $51,567       64.71%
Multi-family............          7     2,144       1.98       12      2,446       2.69       12     4,010        5.03
Non-residential.........         26     8,775       8.12       26     10,370      11.40       25     8,376       10.51
Construction and land...        136     4,911       4.55       19      3,749       4.12       28     5,714        7.18
Consumer................         46     4,981       4.61       71      5,392       5.93       45     5,104        6.40
Commercial business.....         74     4,999       4.63       56      5,607       6.17       49     4,916        6.17
Unallocated.............        177       ---        ---      212        ---      ---        154       ---         ---
                               ----  --------     ------    -----    -------     ------     ----   -------      ------

     Total..............       $591  $108,020     100.00%   $ 506    $90,933     100.00%    $410   $79,687      100.00%
                               ====  ========     ======    =====    =======     ======     ====   =======      ======

                                                       December 31, 1999
                              ---------------------------------------------------------------
                                           1996                            1995
                              ---------------------------------------------------------------
                                                      Percent                         Percent
                                                     of Loans                        of Loans
                                              Loan    in Each                Loan     in Each
                               Amount of   Amounts   Category   Amount of  Amounts   Category
                               Loan Loss      by     to Total   Loan Loss    by      to Total
                               Allowance   Category   Loans     Allowance Category    Loans
                              ----------------------------------------------------------------
One- to four-family.....       $  89    $43,669      63.41%     $  93       $38,056    68.60%
Multi-family............          10      3,259       4.73         10         3,419     6.16
Non-residential.........          26      8,806      12.79         13         4,146     7.47
Construction and land...          23      4,623       6.72         17         3,417     6.16
Consumer................          45      4,989       7.24         23         4,021     7.25
Commercial business.....          35      3,519       5.11         24         2,420     4.36
Unallocated.............         127       ---         ---        180           ---      ---
                                ----    -------     ------       ----       -------   ------

     Total..............        $355    $68,865     100.00%      $360       $55,479   100.00%
                                ====    =======     ======       ====       =======   ======

Investment Activities

         American Savings must maintain minimum levels of investments that qualify as liquid assets under Office of Thrift Supervision regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, we have maintained liquid assets at levels above the minimum requirements imposed by the Office of Thrift Supervision regulations and at levels believed adequate to meet the requirements of normal operations, including repayments of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. At December 31, 1999, our liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 10.88%. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in the Annual Report.

         Federally chartered savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest their assets in commercial paper, investment grade corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly.

         Our general investment policy authorizes us to purchase investment grade municipal securities and, depending on market conditions, we may purchase such securities from time to time. We also invest, to a limited degree, in equity securities of other financial companies. At December 31, 1999, we did not own any securities of a single issuer which exceeded 10% of our retained earnings, other than U.S. government or federal agency obligations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in the Annual Report.

         Investment Securities. At December 31, 1999, investment securities totaled $8.6 million, or 6.76% of total assets. Included in this amount is $1.4 million investment in Federal Home Loan Bank stock, which satisfies our requirement for membership in the Federal Home Loan Bank of Indianapolis. It is our general policy to purchase investment securities which are U.S. Government securities or federal agency obligations or other issues that are rated investment grade or have credit enhancements. At December 31, 1999, the average term to maturity or repricing of the investment portfolio was 3.2 years.

         The following table sets forth the composition of our investment securities at the dates indicated.

                                                                                December 31,
                                                         -------------------------------------------------------------------------
                                                                 1999                       1998                       1997
                                                         --------------------         ----------------        --------------------
                                                          Book          % of          Book        % of         Book          % of
                                                          Value         Total         Value       Total        Value         Total
                                                          -----         -----         -----       -----        -----         -----
                                                                                     (Dollars in Thousands)
Investment securities held to maturity:
  Federal Home Loan Bank Stock.....................       $1,383         16.00%       $1,334       13.52%      $  725         6.39%
                                                          ------        ------        ------      ------       ------        ------

Investment securities available for sale:
  U.S. government securities........................       5,124         59.28         5,901       59.82        8,090        71.27
  Municipal obligations.............................          94          1.09           102        1.03          ---         ---
  Government securities mutual fund.................         134          1.55           134        1.36          124         1.09
                                                          ------        ------        ------      ------       ------       ------
                                                           5,352         61.92         6,137       62.21        8,214        72.36
                                                          ------        ------        ------      ------       ------       ------

Trading Securities:
  Thrift common stock mutual fund...................         965         11.16           964        9.77       1,325         11.67
  General equity mutual fund........................         ---           ---            57        0.58         ---           ---
  Common stock of other financial institutions......         857          9.91         1,277       12.94       1,088          9.58
  Corporate debt securities.........................          87          1.01            96        0.98         ---           ---
                                                          ------        ------        ------      ------      ------        ------
                                                           1,909         22.08         2,394       24.27       2,413         21.25
                                                          ------        ------        ------      ------      ------        ------
     Total investment securities....................      $8,644        100.00%       $9,865      100.00%    $11,352        100.00%
                                                          ======        ======        ======      ======     =======        ======

Average remaining life of debt investment
 securities.........................................                 3.2 years                 3.9 years                 1.8 years

Other interest-earning assets:
  Interest-bearing deposits with banks..............       1,278        100.00%       $5,887      100.00%    $ 3,119         98.21%
  Money market mutual fund..........................         ---           ---          ---          ---          57          1.79
                                                          ------        ------        ------      ------     -------        ------
     Total..........................................      $1,278        100.00%       $5,887      100.00%    $ 3,176        100.00%
                                                          ======        ======        ======      ======     =======        ======

         The composition and maturities of the investment securities portfolio, excluding Federal Home Loan Bank stock and equity securities as of December 31, 1999, are indicated in the following table.

                                                  Less Than     1 to 5        5 to 10       Over
                                                   1 Year        Years         Years      10 Years    Total Investment   Securities
                                                  ---------    ---------     ----------   ----------  ----------------   ----------
                                                  Book Value   Book Value    Book Value   Book Value    Book Value       Fair Value
                                                  ----------   ----------    ----------   ----------    ----------       -----------
                                                                               (Dollars in Thousands)
U.S. government securities..................        $1,152       $3,972        $  ---          ---        $5,124           $5,124
Municipal obligation........................           ---          ---           ---           94            94               94
Corporate debt securities...................           ---          ---           ---           87            87               87
                                                    ------       ------        ------         ----        ------           ------

Total investment securities (excluding Federal
Home Loan Bank stock and equity securities).        $1,152       $3,972           ---         $181        $5,305           $5,305
                                                    ======       ======        ======         ====        ======           ======

Weighted average yield......................          6.14%        6.07%          ---         6.85%         6.13%             ---

         Mortgage-Backed Securities. We purchase mortgage-backed securities from time to time to supplement residential loan production. The type of securities purchased is based upon our asset/liability management strategy and balance sheet objectives. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management" in the Annual Report. Our mortgage-backed securities are held in the available for sale portfolio in order to retain investment flexibility and accordingly are included in our financial statements at fair value.

         All of our mortgage-backed securities at December 31, 1999, are backed by federal agencies or government corporations. Accordingly, we believe that the mortgage-backed securities are generally resistant to credit problems.

         The following table sets forth the composition of our mortgage-backed securities at the dates indicated.

                                                                            December 31,
                                                     1999                       1998                  1997
                                              -------------------------------------------------------------------
                                               Book          % of         Book        % of      Book         % of
                                              Value         Total         Value       Total     Value       Total
                                              -----         -----         -----       -----     -----       -----
                                                                        (Dollars in Thousands)
Mortgage-backed securities
available for sale:
  Ginnie Mae.............................     $  374         20.02       $   489       18.46%   $   639     18.29%
  Fannie Mae.............................         41          2.20            53        2.00         70      2.00
  Freddie Mac............................      1,453         77.78         2,107       79.54      2,785     79.71
                                               -----        ------       -------       -----     ------    ------

     Total mortgage-backed
       securities........................      $1,868       100.00%      $ 2,649      100.00%    $3,494    100.00%
                                               ======       ======       =======      ======     ======    ======

         The following table shows mortgage-backed and related securities,  sale
and   repayment   activities   for  the   periods   indicated.   There  were  no
mortgage-backed securities purchases during such periods.

                                                            Year Ended December 31,
                                                      -------------------------------------
                                                        1999          1998         1997
                                                      ------------------------------------
                                                              (In Thousands)
Purchases:
---------
  Adjustable-rate................................      $   ---       $   ---      $   ---
  Fixed-rate.....................................          ---           ---          ---
                                                       -------       -------      -------
         Total purchases.........................          ---           ---          ---
                                                       -------       -------      -------

Sales and Repayments:
--------------------
         Total sales.............................          ---           ---          ---
                                                       -------       -------      -------
  Principal repayments...........................          720           847          570
                                                       -------       -------      -------
         Total reductions........................         (720)         (847)        (570)
  Increase (decrease) in other items, net........          (61)            2           45
                                                       -------       -------      -------
         Net increase (decrease).................        $(781)        $(845)       $(525)
                                                       =======       =======      =======

         The following table sets forth the contractual maturities of our mortgage-backed securities at December 31, 1999. These securities are anticipated to be repaid well in advance of their contractual maturities as a result of mortgage loan payments. The amounts set forth below represent principal balances only and do not include premiums, discounts and fair value adjustments.

                                                                                   December 31, 1999
                                                                                  Balance Outstanding
                                                       Due in                     --------------------
                                         1 to         5 to 10     10 to 20
                                        5 Years        Years        Years         Fixed     Adjustable
                                        -------       -------     --------        -------   ----------
                                                            (In Thousands)
Freddie Mac.......................         $155           $96       $1,220        $1,471      $  ---
Fannie Mae........................          ---           ---           41           ---          41
Ginnie Mae........................          ---           ---          372           ---         372
                                         ------         -----     --------     ---------       -----

     Total........................         $155           $96       $1,633        $1,471        $413
                                           ====           ===       ======        ======        ====

Sources of Funds

         Our primary sources of funds are deposits, borrowings, amortization and prepayment of loan principal, maturities of investment securities, short-term investments and funds provided from operations.

         Deposits. American Savings offers a variety of deposit accounts having a wide range of interest rates and terms. The deposits consist of passbook accounts, demand and NOW accounts, and money market and certificate accounts. We rely primarily on advertising, competitive pricing policies and customer service to attract and retain these deposits.

         The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition. The variety of deposits we offer by have allowed us to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. We have become more susceptible to short-term fluctuations in deposit flows, as customers have become more interest rate conscious. We manage the pricing of our deposits in keeping with our asset/liability management, profitability and growth objectives. Based on our experience, we believe that passbook, demand and NOW accounts are relatively stable sources of deposits as compared to certificate deposits. However, our ability to attract and maintain all deposits, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.

         The following table sets forth the savings flows during the periods indicated.

                                                            Year Ended December 31,
                                                    -----------------------------------
                                                       1999          1998          1997
                                                    ---------     --------      --------
                                                            (Dollars in Thousands)
Opening balance.............................          $78,997      $71,700      $ 60,411
Deposits....................................          171,722      151,006       142,882
Withdrawals.................................         (164,716)    (143,774)     (134,005)
Sale of deposit accounts                                  ---       (2,703)          ---
Interest credited...........................            2,942        2,768         2,412
                                                    ---------    ---------    ----------

Ending balance..............................          $88,945      $78,997      $ 71,700
                                                      =======      =======      ========

Net increase................................          $ 9,948      $ 7,297      $ 11,289
                                                      =======      =======      ========

Percent increase............................            12.59%       10.18%        18.69%
                                                        =====        =====         =====

         The following table sets forth the dollar amount of savings deposits in the various types of deposit programs we offer as of the dates indicated.

                                                                               December 31,
                                                   ----------------------------------------------------------------------
                                                         1999                     1998                     1997
                                                   -------------------      -------------------     --------------------
                                                              Percent                  Percent                  Percent
                                                   Amount     of Total      Amount     of Total     Amount      of Total
                                                   ------     --------      ------     --------     ------      --------
                                                                           (Dollars in Thousands)
Transactions and Savings Deposits:
---------------------------------
Commercial Demand (0.00%(1))................       $1,229       1.38%     $   794        1.01%      $   698       0.97%
Passbook Accounts (2.75%(1))................       14,960      16.82       15,143       19.17        16,407      22.88
NOW Accounts (1.90%(1)).....................        7,375       8.29        6,610        8.37         6,560       9.15
Money Market Accounts (3.25%(1))............        3,372       3.79        3,773        4.78         2,878       4.01
                                                  -------     ------      -------     -------       -------     ------

Total Non-Certificates......................       26,936      30.28       26,320       33.32        26,543      37.02
                                                   ------     ------       ------      ------        ------      -----

Certificates:
------------

 3.01 -  4.00%..............................          ---        ---         ---          ---           257       0.36
 4.01 - 5.00%...............................       17,354      19.51        9,036       11.44         1,158       1.62
 5.01 - 6.00%...............................       42,042      47.27       39,206       49.63        25,074      34.97
 6.01 - 7.00%...............................        2,507       2.82        3,822        4.84        18,005      25.11
 7.01 - 9.00%...............................          106       0.12          613        0.78           663       0.93
                                                ---------     ------     --------     -------      --------    -------

Total Certificates..........................       62,009      69.72       52,677       66.68        45,157      62.98
                                                  -------     ------     --------      ------       -------     ------
Total Deposits..............................      $88,945     100.00%     $78,997      100.00%      $71,700     100.00%
                                                  =======     ======      =======      ======       =======     ======

-----------------------
(1)      Rates in effect at December 31, 1999.

         The following table shows rate and maturity information for our certificates of deposit as of December 31, 1999.

                                       4.01-           5.01-         6.01-                Percent
                                       5.00%           6.00%         9.00%      Total    of Total
                                       -----           -----         -----      -----    --------
                                                           (Dollars in Thousands)
Certificate account maturing
 in quarter ending:
 -----------------
March 31, 2000.................        $5,779           $1,778       $225      $7,782        12.55%
June 30, 2000..................         4,991            1,467        298       6,756        10.89
September 30, 2000.............         2,060           13,920        100      16,080        25.93
December 31, 2000..............         1,895           17,315        121      19,331        31.17
March 31, 2001.................           997              754        ---       1,751         2.82
June 30, 2001..................           661              388         60       1,109         1.79
September 30, 2001.............           265               86        ---         351         0.57
December 31, 2001..............           127              508      1,706       2,341         3.78
March 31, 2002.................           180            4,319         88       4,587         7.40
June 30, 2002..................            45              560        ---         605         0.98
September 30, 2002.............            50              159        ---         209         0.34
December 31, 2002..............           ---              257        ---         257         0.41
Thereafter.....................           304              531         15         850         1.37
                                      -------          -------     ------     -------      -------

   Total.......................       $17,354          $42,042     $2,613     $62,009       100.00%
                                      =======          =======     ======     =======       ======

   Percent of total............         27.99%           67.80%      4.21%     100.00%
                                        =====            =====       ====      ======

         The following table indicates the amount of our certificates of deposit and other deposits by time remaining until maturity as of December 31, 1999.

                                                                                 Maturity
                                                 ------------------------------------------------------------------
                                                                     Over         Over
                                                      3 Months       3 to 6       6 to 12        Over
                                                      or Less        Months       Months       12 months      Total
                                                 ------------------------------------------------------------------
                                                                           (In Thousands)
Certificates of deposit less than $100,000.......       $6,108        $5,600      $28,617       $11,386      $51,711

Certificates of deposit of $100,000 or more......        1,674         1,156        6,794           674       10,298
                                                        ------        ------     --------     ---------      -------

Total certificates of deposit....................       $7,782        $6,756      $35,411       $12,060      $62,009
                                                        ======        ======      =======       =======      =======

         Borrowings. We may obtain advances from the Federal Home Loan Bank of Indianapolis upon the security of our capital stock in the Federal Home Loan Bank of Indianapolis and certain of our mortgage loans and mortgage-backed securities. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. At December 31, 1999, we had $24.7 million in Federal Home Loan Bank advances outstanding. During recent years, we have utilized short-term borrowings, most of which have maturities of 12 to 36 months in order to fund loan demand. See -- "Management Discussion and Analysis - Asset/Liability Management."

         The following table sets forth the maximum month-end balance and average balance of Federal Home Loan Bank advances, securities sold under agreements to repurchase and other borrowings for the periods indicated.

                                                                           Year Ended December 31,
                                                                   ---------------------------------------
                                                                     1999            1998            1997
                                                                   -------         -------         -------
                                                                               (In Thousands)
Maximum Balance:
---------------
  Federal Home Loan Bank advances.........................         $25,676         $25,683         $12,000
  Securities sold under agreements to repurchase..........             ---             ---             ---
  Other borrowings........................................             ---             ---             ---

Average Balance:
---------------
  Federal Home Loan Bank advances.........................         $23,262         $18,663         $11,629
  Securities sold under agreements to repurchase..........             ---             ---             ---
  Other borrowings........................................             ---             ---             ---

         The following table sets forth certain information as to our borrowings at the dates indicated.

                                                                                 December 31,
                                                                   ---------------------------------------
                                                                     1999            1998            1997
                                                                   -------         -------         -------
                                                                            (Dollars in Thousands)
Federal Home Loan Bank advances...........................         $24,676         $21,683         $12,000
Securities sold under agreements to repurchase............             ---             ---             ---
Other borrowings..........................................             ---             ---             ---
                                                                   -------         -------         -------

     Total borrowings.....................................         $24,676         $21,683         $12,000
                                                                   =======         =======         =======

Weighted average interest rate of Federal Home
Loan Bank advances........................................           5.67%           5.65%            5.89%

Weighted average interest rate of securities sold
 under agreements to repurchase...........................            ---%            ---%             ---%

Weighted average interest rate of other borrowings........            ---%            ---%             ---%

Service Corporations

         We have one wholly owned subsidiary service corporation, NIFCO, Inc., and one second tier subsidiary service corporation, Ridge Management, Inc. which is owned by NIFCO. NIFCO sells annuities and securities. At December 31, 1999, we had an equity investment in NIFCO of $30,000. For the year ended December 31, 1999, NIFCO recorded net income of $148. In the past, Ridge Management engaged in lending and investment activity, although it is currently essentially inactive. For the year ended December 31, 1999, Ridge Management had no activity.

Regulation

         American Savings is a federally chartered savings and loan association, the deposits of which are federally insured and backed by the full faith and credit of the United States Government. Accordingly, American Savings is subject to broad federal regulation and oversight extending to all of our operations. American Savings is a member of the Federal Home Loan Bank of Indianapolis and is subject to certain limited regulation by the Board of Governors of the Federal Reserve System. As the savings and loan holding company of American Savings, AMB Financial also is subject to federal regulation and oversight. However, since AMB Financial existed as a unitary savings and loan holding company prior to May 4, 1999, there is virtually no restriction on its activities.

         Federal Regulation of Savings Associations. The Office of Thrift Supervision has extensive authority over the operations of savings associations. As part of this authority, we are required to file periodic reports with the Office of Thrift Supervision and are subject to periodic examinations by the Office of Thrift Supervision and the FDIC. When these examinations are conducted by the Office of Thrift Supervision and the FDIC, the examiners may require American Savings to provide for higher general or specific loan loss reserves.

         The Office of Thrift Supervision also has extensive enforcement authority over all savings institutions and their holding companies, such as American Savings and AMB Financial. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders, and to initiate injunctive actions.

         Our general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At December 31, 1999, our lending limit under this restriction was approximately $1.2 million. At December 31, 1999, we had no loans in excess of our loans-to-one-borrower limit.

         Insurance of Accounts and Regulation by the FDIC. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the Federal Home Loan Bank System or the Savings Association Insurance Fund. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the Office of Thrift Supervision an opportunity to take such action, and may terminate deposit insurance if it determines that the institution has engaged in unsafe or unsound practices, or is in an unsafe or unsound condition.

         The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of core capital to risk-weighted assets of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy, pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC semi- annually. At December 31, 1999, American Savings was classified as a well-capitalized institution.

         The current premium schedule for Bank Insurance Fund and Savings Association Insurance Fund insured institutions ranged from 0 to 27 basis points. However, Savings Association Insurance Fund insured institutions and Bank Insurance Fund insured institutions are required to pay a Financing Corporation assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. For the quarter ended December 31, 1999, this amount was equal to 5.920 basis points for each $100 in domestic deposits for Savings Association Insurance Fund members while Bank Insurance Fund insured institutions pay an assessment equal to about 1.184 basis points for each $100 in domestic deposits. These assessments, which may be revised based upon the level of Bank Insurance Fund and Savings Association Insurance Fund deposits, will continue until the bonds mature in 2017 through 2019.

         Regulatory Capital Requirements. Federally insured savings associations, such as American Savings, are required to maintain a minimum level of regulatory capital. The Office of Thrift Supervision has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations.

         The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). At December 31, 1999, American Savings had tangible capital of $8.1 million, or 6.51% of adjusted total assets, which is approximately $6.2 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date. At December 31, 1999, American Savings did not have any intangible assets.

         The capital standards also require core capital equal to at least 3% to 4% of adjusted total assets, depending on an institution's supervisory rating. Core capital generally consists of tangible capital. At December 31, 1999, we had core capital equal to $8.1 million, or 6.51% of adjusted total assets, which is $4.4 million above the minimum leverage ratio requirement of 3% as in effect on that date.

         The Office of Thrift Supervision risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital.

         In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the Office of Thrift Supervision has assigned a risk weight of 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan-to-value ratio of not more than 80% at origination, unless insured to such ratio by an insurer approved by Fannie Mae or Freddie Mac.

         On December 31, 1999, we had total risk-based capital of approximately $8.6 million, including $8.1 million in core capital and $551,000 in qualifying supplementary capital, and risk-weighted assets of

$69.3 million, or total capital of 12.44% of risk-weighted assets. This amount was $3.1 million above the 8% requirement in effect on that date.

         The Office of Thrift Supervision is authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis. The Office of Thrift Supervision and the FDIC are authorized and, under certain circumstances required, to take certain actions against savings associations that fail to meet their capital requirements. The Office of Thrift Supervision is generally required to take action to restrict the activities of an "undercapitalized association" (generally defined to be one with less than either a 4% core capital ratio, a 4% core risked-based capital ratio or an 8% risk- based capital ratio). Any such association must submit a capital restoration plan and until such plan is approved by the Office of Thrift Supervision may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The Office of Thrift Supervision is authorized to impose the additional restrictions that are applicable to significantly undercapitalized associations.

         The Office of Thrift Supervision is also generally authorized to reclassify an association into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

         The imposition by the Office of Thrift Supervision or the FDIC of any of these measures on AMB Financial or American Savings may have a substantial adverse effect on our operations and profitability.

         Limitations on Dividends and Other Capital Distributions. The Office of Thrift Supervision imposes various restrictions on savings associations with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. The Office of Thrift Supervision also prohibits a savings association from declaring or paying any dividends or from repurchasing any of its stock if, as a result of such action, the regulatory capital of American Savings would be reduced below the amount required to be maintained for the liquidation account established in connection with American Savings mutual to stock conversion.

         American Savings may make a capital distribution without the approval of the Office of Thrift Supervision provided we notify the Office of Thrift Supervision, 30 days before we declare the capital distribution and we meet the following requirements: (i) we have a regulatory rating in one of the two top examination categories, (ii) we are not of supervisory concern, and will remain adequately- or well- capitalized, as defined in the Office of Thrift Supervision prompt corrective action regulations, following the proposed distribution, and
(iii) the distribution does not exceed our net income for the calendar year-to-date plus retained net income for the previous two calendar years (less any dividends previously paid). If we do not meet the above stated requirements, we must obtain the prior approval of the Office of Thrift Supervision before declaring any proposed distributions.

         Qualified Thrift Lender Test. All savings institutions are required to meet a qualified thrift lender test to avoid certain restrictions on their operations. This test requires a savings institution to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings institutions may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, these assets primarily consist of residential housing related loans and investments. At December 31, 1999, American Savings met the test and has always met the test since its effectiveness. American Savings' qualified thrift lender percentage was 91.3% at December 31, 1999.

         Any savings institution that fails to meet the qualified thrift lender test must convert to a national bank charter, unless it requalifies as a qualified thrift lender and remains a qualified thrift lender. If an institution does not requalify and converts to a national bank charter, it must remain Savings Association Insurance Fund-insured until the FDIC permits it to transfer to the Banking Insurance Fund. If an institution has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state. In addition, the institution is immediately ineligible to receive any new Federal Home Loan Bank borrowings and is subject to national bank limits for payment of dividends. If the institution has not requalified or converted to a national bank within three years after the failure, it must sell all investments and stop all activities not permissible for a national bank. In addition, it must repay promptly any outstanding Federal Home Loan Bank borrowings, which may result in prepayment penalties. If any institution that fails the qualified thrift lender test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See "- Holding Company Regulation."

         Community Reinvestment Act. Under the Community Reinvestment Act, every FDIC insured institution has a continuing and affirmative obligation, consistent with safe and sound banking practices, to help meet the credit needs of its entire community, including low- and moderate- income neighborhoods. The Community Reinvestment Act requires the Office of Thrift Supervision, in connection with its examination of American Savings, to assess the institution's record of meeting the credit needs of our community and to take this record into account in our evaluation of certain applications, such as a merger or the establishment of a branch, by American Savings. An unsatisfactory rating may be used as the basis for the denial of an application by the Office of Thrift Supervision. American Savings was examined for Community Reinvestment Act compliance in July 1999 and received a rating of "satisfactory".

         Transactions with Affiliates. Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms as favorable to American Savings or subsidiary as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of American Savings' capital. Affiliates of American Savings include AMB Financial and any company which is under common control with American Savings. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. The Office of Thrift Supervision has the discretion to treat subsidiaries of savings associations as affiliates on a case by case basis.

         Certain transactions with directors, officers or controlling persons are also subject to conflict of interest regulations enforced by the Office of Thrift Supervision. These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests. Among other things, such loans must be made on terms substantially the same as for loans to unaffiliated individuals.

         Holding Company Regulation. AMB Financial is a unitary savings and loan holding company subject to regulatory oversight by the Office of Thrift Supervision. AMB Financial is required to register and file reports with the Office of Thrift Supervision and are subject to regulation and examination by the Office of Thrift Supervision. In addition, the Office of Thrift Supervision has enforcement authority over AMB Financial and its non-savings association subsidiaries which also permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

         As a unitary savings and loan holding company, that has been in existence since before May 4, 1999, AMB Financial generally is not subject to activity restrictions. If AMB Financial acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company and the activities of AMB Financial and any of our subsidiaries (other than American Savings or any other Savings Association Insurance Fund insured savings association) would generally become subject to certain restrictions. Additionally, if we fail the qualified thrift lender test, within one year AMB Financial must register as, and will become subject to, the significant activity restrictions applicable to bank holding companies.

         Federal Securities Law. The stock of AMB Financial is registered with the SEC under the Securities Exchange Act of 1934, as amended. AMB Financial is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Securities Exchange Act of 1934.

         AMB Financial stock held by persons who are affiliates (generally executive officers, directors and 10% shareholders) of AMB Financial may not be resold without registration or unless sold in accordance with certain resale restrictions. If AMB Financial meets specified current public information requirements, each affiliate of AMB Financial is able to sell in the public market, without registration, a limited number of shares in any three-month period.

         Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain noninterest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At December 31, 1999, American Savings was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may also be used to satisfy liquidity requirements that may be imposed by the Office of Thrift Supervision. See "--Liquidity" in the annual report.

         Savings associations are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require associations to exhaust other reasonable alternative sources of funds, including Federal Home Loan Bank borrowings, before borrowing from the Federal Reserve Bank.

         Federal Home Loan Bank System. American Savings is a member of the Federal Home Loan Bank of Indianapolis, which is one of 12 regional Federal Home Loan Banks that administer the home financing credit function of savings associations. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. It makes loans to members (i.e., advances) in accordance with policies and procedures, established by the board of directors of the Federal Home Loan Bank, which are subject to the oversight of the Federal Housing Finance Board. All advances from the Federal Home Loan Bank are required to be fully secured by sufficient collateral as determined by the Federal Home Loan Bank. In addition, all long-term advances must be used for residential home financing.

         As a member, American Savings is required to purchase and maintain a minimum amount of stock in the Federal Home Loan Bank of Indianapolis. At December 31, 1999, American Savings had $1.4 million in Federal Home Loan Bank stock, which was in compliance with this requirement. In past years, American Savings has received substantial dividends on our Federal Home Loan Bank stock.

For the fiscal year ended December 31, 1999, dividends paid by the Federal Home Loan Bank of Indianapolis to American Savings totaled $107,700, which constitutes a $26,500 increase from the amount of dividends received in fiscal 1998. Over the past five fiscal years these dividends have averaged 7.94% and were 8.00% for fiscal 1999.

Federal and State Taxation

         Federal Taxation. Savings institutions that met certain definitional tests relating to the composition of assets and other conditions prescribed by the Internal Revenue Code of 1986, as amended, had been permitted to establish reserves for bad debts and to make annual additions which could, within specified formula limits, be taken as a deduction in computing taxable income for federal income tax purposes. The amount of the bad debt reserve deduction is now computed under the experience method.

         In addition to the regular income tax, corporations, including savings institutions, generally are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation's regular taxable income (with certain adjustments) and tax preference items, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax and net operating losses can offset no more than 90% of alternative minimum taxable income.

         To the extent earnings appropriated to a savings institution's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the institution's supplemental reserves for losses on loans, such excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of December 31, 1999, American Savings' excess for tax purposes totaled approximately $1.9 million.

         We file consolidated federal income tax returns on a fiscal year basis using the accrual method of accounting. Savings institutions that file federal income tax returns as part of a consolidated group are required by applicable Treasury regulations to reduce their taxable income for purposes of computing the percentage bad debt deduction for losses attributable to activities of the non-savings association members of the consolidated group that are functionally related to the activities of the savings association member.

         Our federal income tax returns for the last three years are open to possible audit by the IRS. No returns are being audited by the IRS at the current time. In our opinion, any examination of still open returns would not result in a deficiency which could have a material adverse effect on our financial condition.

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

         Delaware Taxation. As a company incorporated under Delaware state law, AMB Financial is exempt from Delaware corporate income tax but is required to file an annual report with, and pay an annual fee to, the State of Delaware. The Holding Company is also subject to an annual franchise tax imposed by the State of Delaware.

Competition

         We face strong competition both in originating real estate loans and in attracting deposits. Competition in originating loans comes primarily from other savings institutions, credit unions, commercial banks and mortgage bankers who also make loans secured by real estate located in our primary market area. We compete for loans principally on the basis of the interest rates and loan fees we charge, the types of loans we originate and the quality of services we provide to borrowers.

         We attract all of its deposits through our branch offices, primarily from the communities in which those branch offices are located; therefore, competition for those deposits is principally from other savings institutions, commercial banks, securities firms, money market and mutual funds and credit unions located in the same communities. Our ability to attract and retain deposits depends on our ability to provide an investment opportunity that satisfies the requirements of investors. We compete for these deposits by offering a variety of deposit accounts at competitive rates, convenient business hours and a customer oriented staff. As of December 31, 1999, our estimated market share of savings deposits in the Gary-Hammond, Indiana MSA market area to be approximately 1.4%.

Employees

         At December 31, 1999, we had a total of 29 employees, including two part-time employees. Our employees are not represented by any collective bargaining group. We consider employee relations to be good.

Item 2.           Description of Property
-------           -----------------------

         We conduct business at its main office located in Munster, Indiana. The following table sets forth information relating to each of our properties as of December 31, 1999.

                                                   Total
                                    Owned       Approximate
                         Year        or           Square      December 31, 1999
Location               Acquired    Leased         Footage        Book Value
--------               --------    ------         -------        ----------
                                                              (In Thousands)
Main Office:

8230 Hohman Avenue       1963       Owned          8,400         $64,000
Munster, Indiana

Branch Offices:

1001 Main Street         1990      Leased          2,800          79,000
Dyer, Indiana

4521 Hohman Avenue       1983       Owned          1,600          43,000
Hammond, Indiana



         We believe that current facilities are adequate to meet our present and foreseeable needs, subject to possible future expansion.

         We maintain an on-line data base with a service bureau servicing financial institutions. The net book value of the data processing and computer equipment utilized at December 31, 1999 was $105,000.

Item 3.           Legal Proceedings
-------           -----------------

         We are involved from time to time as plaintiff or defendant in various legal actions arising in the normal course of business. While the ultimate outcome of these proceedings cannot be predicted with certainty, it is our opinion, after consultation with counsel representing us in the proceedings, that the resolution of these proceedings should not have a material effect on the results of operations.

Item 4.           Submission of Matters to a Vote of Security Holders
-------           ---------------------------------------------------

         No matters to a vote of security holders, through the solicitation of proxies, during the quarter ended December 31, 1999.

                                     PART II

Item 5.           Market for Common Equity and Related Stockholder Matters
-------           --------------------------------------------------------

         Page  45  of  our  1999  annual  report  to   stockholders   is  herein
incorporated by reference.

Item 6.           Management's Discussion and Analysis or Plan of Operation
-------           ---------------------------------------------------------

         Pages 5 through 15 of our 1999 annual report to stockholders is herein incorporated by reference.

Item 7.           Financial Statements
-------           --------------------

         The   following   information   appearing  in  our  annual   report  to
stockholders for the year ended December 31, 1999, is incorporated by reference in this annual report on Form 10-KSB as Exhibit 13.

                                                                                           Pages in
                                                                                            Annual
                                       Annual Report Section                                Report
-----------------------------------------------------------------------------------------   ------


Report of Independent Certified Public Accountants........................................    16

Consolidated Balance Sheets (December 31, 1999 and 1998)..................................    17

Consolidated Statements of Earnings (For the Years Ended December 31, 1999
  and 1998)...............................................................................    18

Consolidated Statements of Stockholders' Equity (For the Years Ended December 31,
1999 and 1998)............................................................................    19

Consolidated Statements of Cash Flows (For the Years Ended December 31, 1999
  and 1998)...............................................................................    20

Notes to Consolidated Financial Statements................................................    21

         With the exception of the aforementioned information in Part II of the Form 10-KSB, our annual report to stockholders for the year ended December 31, 1999 is not deemed filed as part of this annual report on Form 10-KSB.

Item 8.           Changes in and Disagreements With Accountants on Accounting
-------           -----------------------------------------------------------
                  and Financial Disclosure
                  ------------------------

         There has been no Current Report on Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change in accountants and/or reporting disagreements on any matter of accounting principle or financial statement disclosure.

                                    PART III

Item 9.           Directors and Executive Officers, Promoters and Control

                  Persons; Compliance with Section 16(a) of the Exchange Act
                  ----------------------------------------------------------

Directors
---------

         Information concerning the directors of AMB Financial is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders to be held on April 26, 2000, a copy of which will be filed not later than 120 days after the close of fiscal year.

Executive Officers
------------------

         Information concerning the executive officers of AMB Financial is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders to be held on April 26, 2000, a copy of which will be filed not later than 120 days after the close of fiscal year.

Compliance with Section 16(a)
-----------------------------

         Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10% of a registered class of AMB Financial equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of AMB Financial. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

         To our knowledge, based solely on a review of the copies of such reports furnished to the us and written representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with during the fiscal year ended December 31, 1999.

Item 10.          Executive Compensation
--------          ----------------------

         Information concerning executive compensation is incorporated herein by reference from our definitive proxy statement for the 2000 annual meeting of stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.


Item 11.          Security Ownership of Certain Beneficial Owners and Management
--------          --------------------------------------------------------------


                                                                        Shares
                                                                    Beneficially
                                                                       Owned at               Percent
           Beneficial Owner                                         March 15, 2000            of Class
           ----------------                                         --------------            --------
AMB Financial Corp. Employee Stock Ownership Plan                      91,013(1)               14.01%
8230 Hohman Avenue
Munster, Indiana
Clement B. Knapp, Jr.                                                  61,060(2)                 9.09
Ronald W. Borto                                                        26,705(3)                 4.07
Donald L. Harle                                                        15,120(3)                 2.30
John C. McLaughlin                                                      5,620(3)                 0.86
John G. Pastrick                                                        7,820(3)                 1.19
Robert E. Tolley                                                       11,020(3)                 1.68
Directors, director emeritus and executive officers,                  196,753(4)                27.72
  as a group (12 persons)


-------------
(1) The amount reported represents shares held by the ESOP, 32,956 shares of which have been allocated to accounts of participants. First Bankers Trust, the trustee of the ESOP, may be deemed to beneficially own the shares held by the ESOP which have not been allocated to accounts of participants. Participants in the ESOP are entitled to instruct the trustee as to the voting of shares allocated to their accounts under the ESOP. Unallocated shares held in the ESOP's suspense account or allocated shares for which no voting instructions are received are voted by the trustee in the same proportion as allocated shares voted by participants.
(2) Includes 6,921 shares allocated under the ESOP, vested options to purchase 16,862 shares pursuant to a stock option plan, 4,496 unvested shares under a recognition and retention plan and 14,536 beneficially owned by Mrs. Knapp. Excludes unvested options to purchase 11,241 shares pursuant to a stock option plan.
(3) Includes vested options to purchase 3,372 shares which each director has the right to acquire pursuant to the stock option plan and 900 unvested shares which each director has the right to acquire pursuant to the recognition and retention plan. Excludes unvested options to purchase 2,248 shares.
(4) Includes shares held directly, as well as shares held in retirement accounts, shares allocated to the ESOP accounts of certain of the named persons, vested stock options, held by certain members of the named individuals' families, or held by trusts of which the named individual is a trustee or substantial beneficiary, with respect to which the named individuals may be deemed to have sole voting and investment power. Excludes unvested options under the stock option plan.

Item 12.          Certain Relationships and Related Transactions
--------          ----------------------------------------------

         Information concerning certain relationships and transactions is incorporated herein by reference from our definitive proxy statement for the 2000 annual meeting of stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

                                     PART IV

Item 13.          Exhibits and Reports on 8-K
--------          ---------------------------

         (a)      Exhibits:

                                                                                              Reference to
                                                                                              Prior Filing
      Regulation                                                                               or Exhibit
     S-K Exhibit                                                                             Number Attached
        Number                                     Document                                      Hereto
------------------------------------------------------------------------------------------------------------
          2           Plan of Purchase, Sale, Reorganization, Arrangement, Liquidation            None
                      or Succession.....................................................
          3           Articles of Incorporation and Bylaws..............................            *
          4           Instruments defining the rights of security holders,
                      including indentures:
                       Common Stock Certificate.........................................            *
          9           Voting Trust Agreement............................................          None
          10          Material contracts:
                      1996 Stock Option and Incentive Plan..............................           ***
                      Recognition and Retention Plan....................................           ***
                      Employee Stock Ownership Plan.....................................            *
                      Employee Severance Compensation Plan..............................            *
                      Employment Agreements.............................................           **
                      Second Executive Deferred Compensation Plan.......................          ****
                      Trust Agreement for the Compensation Agreement....................          ****
          11          Statement re computation of per share earnings....................          *****
          13          Annual Report to Security Holders for the last fiscal year, Form
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

**** Filed on March 31, 1999, as exhibits to the Registrant's annual report on Form 10-KSB. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.
***** See Note A of the Notes to the Consolidated Financial Statement in the annual report to the Stockholder's attached hereto as Exhibit 13.

         (b)      Reports on Form 8-K:

         No reports on Form 8-K have been filed during the three-month period ended December 31, 1999.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          AMB FINANCIAL CORPORATION

Date:  March 30, 2000     By:  /s/ Clement B. Knapp, Jr.
                               -------------------------
                               Clement B. Knapp, Jr., Chairman of the Board
                               President and Chief Executive Officer
                                 (Duly Authorized Representative)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:      /s/ CLEMENT B. KNAPP, JR.                         By:      /s/ DANIEL T. POLUDNIAK
         ------------------------                                   -----------------------
         Clement B. Knapp, Jr., Chairman of the                     Daniel T. Poludniak, Vice President,
         Board, President and Chief Executive Officer                 Treasurer and Chief Financial Officer
           (Principal Executive and Operating                         (Principal Financial and Accounting
           Officer)                                                   Officer)

Date:    March 30, 2000                                    Date:    March 30, 2000
         --------------                                             --------------


By:      /s/ DONALD L. HARLE                               By:      /s/ RONALD W. BORTO
         -------------------                                        -------------------
         Donald L. Harle, Director                                  Ronald W. Borto, Director

Date:    March 30, 2000                                    Date:    March 30, 2000
         --------------                                             --------------


By:      /s/ JOHN G. PASTRICK                              By:      /s/ JOHN C. McLAUGHLIN
         --------------------                                       ----------------------
         John G. Pastrick, Director                                 John C. McLaughlin, Director

Date:    March 30, 2000                                    Date:    March 30, 2000
         --------------                                             --------------


                                                           By:      /s/ ROBERT E. TOLLEY
                                                                    --------------------
                                                                    Robert E. Tolley, Director

                                                           Date:    March 30, 2000
                                                                    --------------

                                  Exhibit Index




     Exhibit No.                        Document
     -----------         -------------------------------------------------------

         11 Statement Regarding Computation of Per Share Earnings (included under Note A of Notes to Consolidated
                         Financial Statements in the Annual Report to Stockholders' attached hereto as Exhibit 13.

         13              Annual Report

         21              Subsidiaries of the Registrant

         23              Consent of Cobitz, VandenBerg & Fennessy

         27              Financial Data Schedule