Form 10-Q
period 2000-03-31
AMB FINANCIAL CORP
filed 2000-05-03
CIK 915393

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                         -------------------------------

                                    FORM 10-Q

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

     (  )  TRANSACTION  REPORT  PURSUANT  TO  SECTION  13 OR 15  (d)  OF  THE
           SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

                         Commission File Number 0-23182

                               AMB Financial Corp.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                             35-1905382
          --------                                          ----------------
(State or other jurisdiction                                 I.R.S. Employer
     of incorporation or                                     Identification
         organization)                                           Number

8230 Hohman Avenue, Munster, Indiana                          46321-1578
------------------------------------                          ----------
(Address of Principle executive offices)                      (Zip Code)


Registrant telephone number, include are code:        (219) 836-5870
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

Yes [X] No [_]


As of April 27, 2000 there were 1,124,125 shares of the Registrant's common stock issued and 642,729 shares outstanding.


Transitional Small Business Disclosure Format (check one) : Yes [_] No [X]

                               AMB FINANCIAL CORP.

                                    FORM 10-Q

                                TABLE OF CONTENTS

Part I.                      FINANCIAL INFORMATION                       Page
                                                                         ----

        Item 1.   Financial Statements

                  Consolidated Statements of Financial Condition at        3
                  March 31, 2000 (Unaudited) and December 31, 1999

                  Consolidated Statements of Earnings for the three
                   months ended March 31, 2000 and 1999
                  (unaudited)                                              4

                  Consolidated Statements of Changes in                    5
                  Stockholders Equity, three months ended
                  March 31, 2000 (unaudited)

                  Consolidated Statements of Cash Flow for the
                  three months ended March 31, 2000 and 1999
                  (unaudited)                                              6

                  Notes to Unaudited Consolidated Financial Statements     7-8

        Item 2.   Management's Discussion and Analysis of Financial

                    Condition and Results of Operations                    9-15

Part II.         OTHER INFORMATION                                         16-17

                 Signatures                                                18

                 Index of Exhibits                                         19

                 Earnings Per Share Analysis (Exhibit 11)                  20

                 Financial Data Schedule (Exhibit 27)                      21

                               AMB FINANCIAL CORP.

                                AND SUBSIDIARIES

                 Consolidated Statements of Financial Condition

                                                                                 March 31,                 December 31,
                                                                                  2000                         1999
                                                                                  ----                         ----
                                                                                unaudited
Assets

Cash and amounts due from depository institutions                                   3,251,624                4,180,088
Interest-bearing deposits                                                           4,314,212                1,277,649
                                                                           -------------------        -----------------
     Total cash and cash equivalents                                                7,565,836                5,457,737
Investment securities, available for sale, at fair value                            5,035,485                5,352,142
Trading securities                                                                  1,926,775                1,909,333
Mortgage backed securities, available for sale, at fair value                       2,404,970                1,868,001
Loans receivable (net of allowance for loan losses:
     $617,889 at March 31, 2000 and

     $590,701 at December 31, 1999)                                               105,114,054              105,909,909
Investment in LTD Partnership                                                       1,305,332                1,327,000
Real Estate Owned                                                                           0                        0
Stock in Federal Home Loan Bank of Indianapolis                                     1,383,500                1,383,500
Accrued interest receivable                                                           684,057                  642,111
Office properties and equipment- net                                                  496,307                  399,867
Prepaid expenses and other assets                                                   3,715,501                3,536,270
                                                                           -------------------        -----------------

     Total assets                                                                 129,631,817              127,785,870
                                                                           ===================        =================

Liabilities and Stockholders' Equity

Liabilities

Deposits                                                                           90,921,784               88,944,925
Borrowed money                                                                     24,675,589               24,675,589
Notes Payable                                                                       1,333,324                1,333,324
Advance payments by borrowers for taxes and insurance                                 698,966                  431,675
Other liabilities                                                                   1,054,772                  861,087
                                                                           -------------------        -----------------
     Total liabilities                                                            118,684,435              116,246,601
                                                                           -------------------        -----------------

Stockholders' Equity

Preferred stock, $.01 par value; authorized
     100,000 shares; none outstanding
Common Stock, $.01 par value; authorized 1,900,000 shares;
     1,124,125 shares issued and 649,529 shares outstanding
    at March 31, 2000 and 703,329 shares at December 31, 1999                          11,241                   11,241
Additional paid-in capital                                                         10,805,874               10,798,674
Retained earnings, substantially restricted                                         7,905,294                7,780,655
Accumulated other comprehensive income, net of income taxes                           (90,354)                 (79,763)
Treasury stock, at cost (474,596 shares at March 31,2000
     and 420,796 shares at December 31, 1999)                                      (6,961,765)              (6,219,684)
Common stock acquired by Employee Stock Ownership Plan                               (539,580)                (539,580)
Common stock awarded by Recognition and Retention Plan                               (183,328)                (212,274)
                                                                           -------------------        -----------------
     Total stockholders' equity                                                    10,947,382               11,539,269
                                                                           -------------------        -----------------

Total liabilities and stockholders' equity                                        129,631,817              127,785,870
                                                                           ===================        =================

                               AMB FINANCIAL CORP.

                                 AND SUBIDIARIES

                       Consolidated Statements of Earnings

                                                   Three Months          Three Months
                                                      Ended                 Ended
                                                     March 31,             March 31,
                                                 ----------------     -----------------
                                                      2000                   1999
                                                      ----                   ----
                                                    unaudited              unaudited
Interest income
     Loans                                          2,007,176            1,762,986
     Mortgage-backed securities                        34,504               42,314
     Investment securities                             83,218               92,240
     Interest-bearing deposits                         26,308               71,695
     Dividends on FHLB stock                           27,519               26,318
                                                   ----------           ----------
          Total interest income                     2,178,725            1,995,553
                                                   ----------           ----------

Interest expense
     Deposits                                         984,588              872,777
     Borrowings                                       358,146              304,588
                                                   ----------           ----------
          Total interest expense                    1,342,734            1,177,365
                                                   ----------           ----------

          Net interest income before
            provision for loan losses                 835,991              818,188
Provision for loan losses                              31,813               31,903
                                                   ----------           ----------
          Net interest income after
            provision for loan losses                 804,178              786,285
                                                   ----------           ----------

Non-interest income:
     Loan fees and service charges                     20,354               33,031
     Commission income                                  7,569                8,425
     Deposit related fees                              80,985               71,592
     Loss on sale of investment
      securities available for sale                    (7,246)                  --
     Gain on sale of trading securities
     Unrealized gain (loss) on trading
      securities                                       17,442               (4,365)
     Gain (loss) on sale
      of real estate owned                                 --                9,904
     Loss from investment
      in joint venture                                (21,668)              (3,154)
    Loss from disposition of fixed assets              (7,822)                  --
     Other income                                      45,205               42,643
                                                   ----------           ----------
          Total non-interest income                   134,819              158,076
                                                   ----------           ----------

Non-interest expense:
     Staffing costs                                   382,491              350,888
     Advertising                                       14,161               17,100
     Occupancy and equipment expense                   83,498               75,044
     Data processing                                   98,925              101,684
     Federal deposit insurance premiums                 4,362               11,753
     Other operating expenses                         138,212              146,731
                                                   ----------           ----------
          Total non-interest expense                  721,649              703,200
                                                   ----------           ----------

Net income (loss) before income taxes                 217,348              241,161
Provision for (benefit from)
  federal and state income taxes                       43,303               87,929
                                                   ----------           ----------

          Net income (loss)                           174,045              153,232
                                                   ==========           ==========

Earnings per share- basic                          $     0.28           $     0.19
Earnings per share- diluted                        $     0.28           $     0.19

See accompanying notes to Consolidated Financial Statements.

                               AMB FINANCIAL CORP.

                                 AND SUBIDIARIES

           Consolidated Statements of Changes in Stockholders' Equity

                                   (Unaudited)

                                                                                  Accumulated                 Common       Common
                                                          Additional                 Other                     Stock        Stock
                                                Common     Paid-in    Retained   Comprehensive   Treasury     Acquired     Awarded
                                                 Stock     Capital    Earnings       Income        Stock       by ESOP       by RRP
                                              --------- ------------ ----------- -----------    -----------  ---------- ------------
Balance at December 31, 1999               $  11,241     10,798,674   7,780,655     (79,763)    (6,219,684)   (539,580)    (212,274)

Comprehensive income:
  Net income                                                            174,045
  Other comprehensive income,
      net of  income taxes:
     Unrealized holding (loss)
       during the period                                                            (11,313)
    Less:  Reclassification
      adjustment of gains
      included in net income                                                            722
                                                                     ----------- -----------
Total comprehensive income                                              174,045     (10,591)

Purchase of treasury stock (53,800 shares)                                                        (742,081)
Amortization of award of
    RRP stock                                                                                                                28,946
ESOP compensation adjustment                                  7,200
Dividends declared on
    common stock ($.08 per share)                                       (49,406)
                                            --------- -------------- ----------- -----------    -----------  ---------- ------------

Balance at March 31, 2000                  $  11,241     10,805,874   7,905,294     (90,354)    (6,219,684)   (539,580)    (183,328)
                                            ========= ============== =========== ===========    ===========  ========== ============

See accompanying notes to consolidated financial statements



                                                      Total
                                            ----------------
Balance at December 31, 1999                     11,539,269

Comprehensive income:
  Net income                                        174,045
  Other comprehensive income,
      net of  income taxes:
     Unrealized holding (loss)
       during the period                            (11,313)
    Less:  Reclassification
      adjustment of gains

      included in net income                            722
                                            ----------------
Total comprehensive income                          163,454

Purchase of treasury stock (53,800 shares)         (742,081)
Amortization of award of
    RRP stock                                        28,946
ESOP compensation adjustment                          7,200
Dividends declared on

    common stock ($.08 per share)                   (49,406)
                                            ----------------

Balance at March 31, 2000                        10,947,382
                                            ================

See accompanying notes to consolidated financial statements

                         AMB FINANCIAL CORP.

                          AND SUBSIDIARIES

                Consolidated Statements of Cash Flows

                                                                          Three Months Ending March 31,
                                                                        ---------------------------------
                                                                              2000                1999
                                                                        ---------------------------------
                                                                                     (unaudited)
Cash flows from operating activities:

  Net income                                                           $      174,045            153,232
   Items not requiring (providing) cash.
    Depreciation                                                               37,123             32,074
    Amortization of cost of stock benefit plans                                28,946             28,946
    Amoritization of premiums and accretion of discounts                        8,031              7,852
     Provision for loan losses                                                 31,813             31,903
     Increase in deferred compensation                                         20,694             19,092
     ESOP compensation                                                          7,200              4,500
     Loss on sale of investment securities
       available for sale                                                       7,246
     Unrealized (gain) loss on trading account securities                     (17,442)             4,365
     Loss from limited partnership                                             21,668              3,154
     Loss on disposal of fixed assets                                           7,822
     Gain on sale of real estate owned                                                            (9,904)
     Increase (decrease) in deferred income on loans                            4,616             (7,072)
     Increase in accrued interest receivable                                  (41,946)           (16,140)
     Increase in accrued interest payable                                      19,667             27,391
     Change in current and deferred income taxes                               18,303             50,390
     Other, net                                                               (42,351)          (160,631)
                                                                         -------------  -----------------

Net cash provided by operating activities                                     285,435            169,152
                                                                         -------------  -----------------

Cash flows from investing activities:

     Proceeds from sales of investment securities                             302,156
     Purchase of investment securities                                         (1,850)            (1,478)
     Proceeds from repayments of mortgage-backed
       securities                                                              80,763            202,085
     Proceeds from sale of mortgage-backed securities                         361,625
     Purchase of mortgage-backed securities                                  (995,936)
     Purchase of loans                                                       (687,500)        (5,452,397)
     Loan disbursements                                                    (3,613,023)        (5,790,830)
     Loan repayments                                                        5,064,574          9,244,067
     Proceeds from sa le of real estate owned                                                     33,273
     Property and equipment expenditures                                     (140,809)           (23,625)
                                                                         -------------  -----------------

Net cash provided by (for) investing activities                               370,000         (1,788,905)
                                                                         -------------  -----------------

Cash flows from financing activities:

     Deposit account receipts                                              41,036,098         36,094,258
     Deposit account withdrawals                                          (39,874,909)       (33,773,183)
     Interest credited to deposit accounts                                    815,670            612,939
     Increase in advance payments by borrowers
      for taxes and insurance                                                 267,291            147,668
     Purchase of treasury stock                                               (742,081)
     Dividends paid on common stock                                           (49,406)           (64,550)
                                                                         -------------  -----------------

Net cash provided by financing activities                                   1,452,663          3,017,132
                                                                         -------------  -----------------

Net change in cash and cash equivalents                                     2,108,098          1,397,379

Cash and cash equivalents at beginning of period                            5,457,738          9,097,416
                                                                         -------------  -----------------

Cash and cash equivalents at end of period                             $    7,565,836         10,494,795
                                                                         =============  =================

Supplemental  disclosure of cash flow  information:
 Cash paid during the period  for:
     Interest                                                          $    1,323,067          1,149,974
     Income taxes                                                              25,000             37,539

Non-cash investing activities:
  Transfer of loans to real estate owned                                           --                 --

 See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1.             Statement of Information Furnished

        The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and Article 10 of Regulation S-X, and in the opinion of management contains all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position as of March 31, 2000, the results of operations for the three months ended March 31, 2000 and 1999 and cash flows for the three months ended March 31, 2000 and 1999. These results have been determined on the basis of generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The attached consolidated statements are those of AMB Financial Corp. (the "Holding Company") and its consolidated subsidiaries American Savings, FSB (the "Bank"), the Bank's wholly owned subsidiary NIFCO, Inc., and the wholly owned subsidiary of NIFCO, Inc., Ridge Management, Inc. The results of operations for the three month period ended March 31, 2000 is not necessarily indicative of the results to be expected for the full year.

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

3.      Earnings Per Share

        Earnings per share for the three month periods ended March 31, 2000 and 1999 were determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding (see Exhibit 11 attached). Stock options are regarded as common stock equivalents and are considered in diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method. ESOP shares not committed to be released to participants are not considered outstanding for purposes of computing earnings per share amounts.

4.      Industry Segments

        The Company operates principally in the banking industry through its subsidiary bank. As such, substantially all of the Company's revenues, net income, identifiable assets and capital expenditures are related to banking operations.

5.      Impact of New Accounting Standards

        In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), entitled "Accounting for Derivative Instruments and Hedging Activities", which is effective for fiscal years beginning after June 15, 1999. SFAS 133 requires all derivatives to be recorded on the balance sheet at fair value. It also establishes "special accounting" for hedges of changes in the fair value of assets, liabilities, or firm commitments (fair value hedges), hedges of the variable cash flows of forecasted transactions (cash flow hedges), and hedges of foreign currency exposures of net investments in foreign operations. To the extent the hedge is considered highly effective, both the change in the fair value of the derivative and the change in the fair value of the hedged item are recognized (offset) in earnings in the same period. Changes in fair value of derivatives that do not meet the criteria of one of these three hedge categories are included in income.

        In September 1999, the FASB issued Statement of Financial Accounting Standards No. 137 ("SFAS 137"), entitled "Accounting for Derivative Instruments in Hedging Activities - Deferral of the Effective Date of FASB Statements no. 133". SFAS 137 defers the effective date of SFAS 133 from years beginning after June 15, 1999 to all fiscal quarters of fiscal years beginning after June 15, 2000. Management does not believe that adoption of SFAS 133 will have a material impact on the Company's consolidated financial condition or results of operations.

        The foregoing does not constitute a comprehensive summary of all material changes or development affecting the manner in which the Company keeps its books and records and performs its financial accounting responsibilities. It is intended only as a summary of some of the recent pronouncements made by the FASB, which are of particular interest to financial institutions.

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

                               FINANCIAL CONDITION

                  March 31, 2000 compared to December 31, 1999

        Total assets of the Company increased $1.8 million to $129.6 million at March 31, 2000 compared to $127.8 million at December 31, 1999. While the Company intends to grow the balance sheet, management expects that the recent rise in interest rates and anticipated future tightening actions by the Federal Reserve may slow housing market activity. This, in turn, wills likely lead to more moderate balance sheet growth than was expected.

        Cash and cash equivalents increased by $2.1 million to $7.6 million at March 31, 2000. The Company has accumulated additional short-term funds to be utilized for either near term loan production or investment, or possibly to reduce upcoming maturing borrowed money. The increase in the Company's cash position was primarily funded by an increase in deposits in the amount of $2.0 million to $90.9 million at March 31, 2000.

        Investment securities available for sale decreased $317,000 to $5.0 million at March 31, 2000. The decrease is primarily due to the sale of $300,000 short-term U.S. Treasury, which was reinvested, in mortgage-backed securities. Gross unrealized losses in the available for sale portfolio were $151,000 at March 31, 2000, compared to gross unrealized losses of $133,000 at December 31, 1999.

        Mortgage-backed securities available for sale increased $537,000 to $2.4 million at March 31, 2000. The increase is primarily due to purchases of $998,000 of fixed rate GNMA securities offset by prepayments and amortization of $80,000 and sales of $362,000.

        Loans receivable decreased $900,000 to $105.1 million at March 31, 2000, as loan a repayments totaling $5.1 million, exceeded loan originations of both residential and non-residential loans of $3.6 million and loan purchases of $687,000. The Company continues to remain focused on an aggressive lending effort; however, recent higher interest rates have curtailed the production of longer fixed rate mortgage loans.

        Total deposits at March 31, 2000 increased by $2.0 million, or 2.25% to $90.9 million, due to net deposit receipts of $1.2 million and interest credited of $800,000. The deposit growth was primarily attributable to the Company's continued aggressive advertising and competitive rates with regards to a special 14 month certificate promotion.

        Total stockholders' equity decreased $592,000 to $10.9 million at March 31, 2000 from $11.5 million at December 31, 1999. This decrease was primarily due to the repurchases of common stock in the amount of $742,000, the payment of dividends on common stock of $49,000 and an increase of $11,000 in the unrealized loss on securities available for sale, which was offset by net income of $174,000 and normal amortization of RRP and ESOP benefits of $36,000. The Company is no longer subject to regulatory limitations on stock repurchases and intends to continue modest repurchases of stock.

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

        Comparison of Operating Results for the Quarters
        Ended March 31, 2000 and 1999

        Net Income

        The Company's net income for the three months ended March 31, 2000 increased $21,000 to $174,000, as compared to a $153,000 profit for the same period in 1999. This increase was due to an increase in net interest income of $18,000 and a reduction in current period income taxes of $45,000, offset by a decline in non-interest income of $23,000, an increase in non-interest expense of $19,000.

        Interest Income

      Total interest income increased $183,000 or 9.18%, for the three months ended March 31, 2000 compared to the prior year's quarter. This increase is chiefly due to the higher volume of interest-earning assets of $9.5 million and to a lesser extent, to an increase in the average yield on interest-earning assets of three basis points to 7.34%. Interest income on loans receivable increased by $244,000 for the three months ended March 31, 2000 to $2.0 million and is attributable to the higher yield on loan receivable which reflects the Company's aggressive lending efforts. During the quarter ended March 31, 2000, the average yield on loans receivable decreased to 7.61% from 7.81% during the prior year's quarter. The yield on average loans receivables has been steadily falling and reflects the effects of the lower long-term interest rate environment experienced over the last several years. Although interest rates increased during the latter half of 1999, the average yield on loans receivables continues to fall due primarily to the lower-yielding fixed-rate loans added to the Bank's portfolio during the last several years during the middle of 1999.
        Interest Expense.

        Total interest expense increased $166,000 or 14%, for the three months ended March 31, 2000 compared to the prior year's quarter. The increase was due primarily to an increase of $12.5 million in the average balance of both deposits and borrowings and a seven basis point increase in the average rate paid on deposits and borrowings. Upward repricing on certificates of deposit accounts began during the latter half of 1999 and will likely lead to an increase in the Bank's cost of deposits in the near-term.

        Provision for Loan Losses.

        The determination of the allowance for loan losses involves material estimates that are susceptible to significant change in the near term. The allowance for loan losses is maintained at a level deemed adequate to provide for losses through charges to operating expense. The allowance is based upon past loss experience and other factors, which, in management's judgement, deserve current recognition in estimating losses. Such other factors considered by management include growth and composition of the loan portfolio, the relationship of the allowance for losses to outstanding loans, and economic conditions.

        A provision for loan losses of $32,000 was recorded during the three months ended March 31, 2000 compared to $32,000 for the same quarter a year ago. The provision for losses on loans was due to growth in loans receivable. Net charge-offs during the current quarter amounted to approximately $5,000 and relate primarily to credit card receivables. Non-performing loans at March 31, 2000 amounted to $713,000 or .68% of net loans receivable as compared to $929,000 or .88% of net loans receivable at December 31, 1999. The general allowance for loan losses at March 31, 2000 of $578,000 represents 81.05% of non-performing loans.

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

        Non-Interest Income

        The Company's non-interest income declined during the quarter by $23,000 to $135,000 from $158,000 in the same quarter last year. The decrease in non-interest is attributable in part to an increase loss of $19,000 related to an investment in a low-income housing joint venture. Loan fees and service charges declined by $13,000 during the quarter as a result of lower loan origination activity, primarily due to the recent increase in interest rates. Also, during the first quarter of 2000, the Company sold available for sale investment securities and recorded a loss from the sale of $7,000. These declines in non-interest income were offset by an increase in unrealized gains on trading securities. The Company's trading portfolio, which consists of holdings in community bank and thrift stocks, reported an unrealized gain during the first quarter of $17,000 as compared to an unrealized loss of $4,000 reported in the year ago quarter.

        Non-Interest Expense.

        The Company's non-interest expense increased $19,000, to $722,000 in the 2000 quarter from $703,000 in the prior year's quarter. The increase is attributable to increases in compensation and benefits of $31,000 and occupancy and equipment expenses of $8,000. The increase in staffing costs is primarily due to new hirings and increased benefit costs. The increase in occupancy costs is directly related to increased depreciation and maintenance charges.

        Provision for Income Taxes.

        The provision for income taxes decreased by $45,000 to $43,000 for the three months ended March 31, 2000 as compared to $88,000 in the prior year's quarter. This decrease was attributable to the recognition of $35,000 in low-income housing tax credit provided through an investment in limited partnership organized to build, own and operate a 56 unit low income housing apartment complex.

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

        Current Office of Thrift Supervision regulations require the Bank to maintain cash and eligible investments in an amount equal to at least 4% of short-term customer accounts and borrowings to assure its ability to meet demands for withdrawals and repayment of short-term borrowings. Liquid assets for purposes of this ratio include cash, certain time deposits, U.S. Government, government agency and corporate securities and other obligations generally having remaining maturities of less than five years. The Bank has historically maintained its liquidity ratio for regulatory purposes at levels in excess of those required. At March 31, 2000, the Bank's liquidity ratio for regulatory purposes was 12.47%.

        The Company's most liquid assets are cash and cash equivalents, which consist of interest-bearing deposits and short-term highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash. The level of these is dependent on the Company's operating, financing and investing activities during any given period. At March 31, 2000 and December 31, 1999 cash and cash equivalents totaled $7.6 million and $5.5 million respectively.

        Liquidity management for the Company is both a daily and long-term function of the Company's management strategy. Excess funds are generally invested in short-term investments, such as overnight deposits. If the Company requires funds beyond its ability to generate them internally, additional funds are available through FHLB advances.

        The Company anticipates that it will have sufficient funds available to meet current commitments. At March 31, 2000 the Company has outstanding loan commitments totaling $588,000 and unused lines of credit granted totaling $4.7 million.

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

        At March 31, 2000, the Bank had core capital equal to $8.3 million, or 6.57% of adjusted total assets, which was $4.5 million above the minimum leverage ratio requirement of 3% in effect on that date. The Bank had total capital of $8.9 million (including $8.3 million in core capital and $600,000 in qualifying supplementary capital) and risk-weighted assets of $69.8 million at March 31, 2000; or total risk-based capital of 12.68% of risk-weighted assets at March 31, 2000. This amount was $3.3 million above the 8% requirement in effect on that date.

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

                                           March 31,           December 31,
                                             2000                 1999
                                       -----------------    ------------------
                                              (Dollars in thousands)

Non- accruing loans:
     One to four family                             214                   289
     Multi- family                                  ---                   ---
     Non- residential                               ---                   ---
     Construction                                   487                   479
     Consumer                                        12                   161
                                       -----------------    ------------------

Total                                               713                   929
                                       -----------------    ------------------

Foreclosed assets:
     One to four family                             ---                   ---
     Multi-family                                   ---                   ---
     Non-residential                                ---                   ---
     Construction                                   ---                   ---
     Consumer                                       ---                   ---
                                       -----------------    ------------------

Total                                                 0                     0
                                       -----------------    ------------------

Total non- performing assets                        713                   929
                                       =================    ==================

Total as a percentage of total assets             0.55%                 0.73%
                                       =================    ==================

        For the three months period ended March 31, 2000, gross interest, which would have been recorded, had the non-accruing loans been current in accordance with their original terms amounted to $15,000.

        In addition to the non-performing assets set forth in the table above, as of March 31, 2000, there were no loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

        Management has considered the Company's non-performing and "of concern" assets in establishing its allowance for loan losses.

                               Recent Developments

 .


     On April 26, 2000 the Company declared a cash dividend of $.08 per share, payable on May 19, 2000 to shareholders of record on May 5, 2000.

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

                     None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

                     None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The Company held its Annual Meeting of Shareholders on April 26, 2000.

         (b) The names of each director elected at the Annual Meeting for three-year terms are as follows:

                                                   Clement B. Knapp, Jr.
                                                   Donald L. Harle

         The names of the other directors whose terms of office continued after the Annual Meeting, are as follows:

                                                   Ronald W. Borto
                                                   John C. McLaughlin
                                                   John G. Pastrick
                                                   Robert Tolley

         (c) In addition to the election of directors, the following matter was voted upon

             (i) Ratification  of  the  appointment  of  Cobitz,   VandenBerg  &
                 Fennessy as the Company's independent auditors for the year ending December 31, 2000:


            For                     Against                     Abstain
            ---                     -------                     -------
          500,093                    27,830                      1,700




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

Date: April 27, 2000

By:                            Clement B. Knapp, Jr.
                               President and Chief Executive Officer

                               (Duly Authorized Representative)

By:                            Daniel T. Poludniak
                               Vice President and Chief Financial Officer

                               (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBIT

        Exhibit No.                                                     Page No.
        -----------                                                     --------

     11    Statement re: Computation of Earnings Per Share                 19

     27    Financial Data Schedule                                         20