Form 10-Q
period 2000-06-30
AMB FINANCIAL CORP
filed 2000-08-02
CIK 915393

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

OR

[_]   TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 0-23182

AMB Financial Corp.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	35-1905382 I.R.S. Employer Identification Number

8230 Hohman Avenue, Munster, Indiana (Address of Principle executive offices)	46321-1578 (Zip Code)

Registrant telephone number, include are code:       (219) 836-5870

      Check whether the issuer (1) has filed all reports required to be filed by Section 130 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [_]

      As of July 27, 2000 there were 1,686,169 shares of the Registrant's common stock issued and 964,075 shares outstanding.

Transitional Small Business Disclosure Format (check one):    Yes    [_]    No [X]

AMB FINANCIAL CORP.

FORM 10-Q

TABLE OF CONTENTS

Part I.           FINANCIAL INFORMATION                                               Page

         Item 1.           Financial Statements

                           Consolidated Statements of Financial Condition at
                           June 30, 2000 (Unaudited) and December 31, 1999              3

                           Consolidated Statements of Earnings for the three
                           and six months ended June 30, 2000 and 1999
                           (unaudited)                                                  4

                           Consolidated Statements of Changes in
                           Stockholders Equity, six months ended
                           June 30, 2000 (unaudited)                                    5

                           Consolidated Statements of Cash Flows for the
                           six months ended June 30, 2000 and 1999
                           (unaudited)                                                  6

                           Notes to Consolidated Financial Statements                   7-8

         Item 2.           Management's Discussion and Analysis of Financial
                             Condition and Results of Operations                        9-18

Part II.          OTHER INFORMATION                                                     19

                  Signatures                                                            20

                  Index of Exhibits                                                     21

                  Earnings Per Share Analysis (Exhibit 11)                              22

                  Financial Data Schedule (Exhibit 27)                                  23

AMB FINANCIAL CORP.
AND SUBSIDIARIES

Consolidated Statements of Financial Condition

                                                                         June 30,          December 31,
                                                                           2000                1999
                                                                           ----                ----
                                                                         unaudited
Assets

Cash and amounts due from depository institutions                         2,790,415           4,180,088
Interest-bearing deposits                                                 2,025,436           1,277,650
                                                                    ----------------    ----------------
     Total cash and cash equivalents                                      4,815,851           5,457,738
Investment securities, available for sale, at fair value                  3,824,619           5,352,142
Trading securities                                                          910,059           1,909,333
Mortgage backed securities, available for sale, at fair value             3,519,595           1,868,000
Loans receivable (net of allowance for loan losses:
     $636,675 at June 30, 2000 and
     $590,701 at December 31, 1999)                                     110,827,418         105,909,909
Investment in LTD Partnership                                             1,268,624           1,327,000
Stock in Federal Home Loan Bank of Indianapolis                           1,383,500           1,383,500
Accrued interest receivable                                                 660,315             642,111
Office properties and equipment- net                                        551,069             399,867
Prepaid expenses and other assets                                         4,669,258           3,536,270
                                                                    ----------------    ----------------

     Total assets                                                       132,430,308         127,785,870
                                                                    ================    ================

Liabilities and Stockholders' Equity

Liabilities

Deposits                                                                 94,092,073          88,944,925
Borrowed money                                                           23,638,665          24,675,589
Notes Payable                                                             1,214,536           1,333,324
Advance payments by borrowers for taxes and insurance                       411,436             431,676
Other liabilities                                                         2,052,086             861,087
                                                                    ----------------    ----------------
     Total liabilities                                                  121,408,796         116,246,601
                                                                    ----------------    ----------------

Stockholders' Equity

Preferred stock, $.01 par value; authorized
     100,000 shares; none outstanding                                            --                  --
Common Stock, $.01 par value; authorized 1,900,000 shares;
     1,686,169 shares issued and 964,075 shares outstanding
    at June 30, 2000 and 1,054,975 shares outstanding at                     16,862              16,862
   December 31, 1999
Additional paid- in capital                                              10,808,653          10,793,053
Retained earnings, substantially restricted                               8,003,332           7,780,655
Accumulated other comprehensive income, net of income taxes                 (58,109)            (79,763)
Treasury stock, at cost (722,094 shares at June 30, 2000
     and 631,194 at December 31, 1999)                                   (7,055,265)         (6,219,684)
Common stock acquired by Employee Stock Ownership Plan                     (539,580)           (539,580)
Common stock awarded by Recognition and Retention Plan                     (154,381)           (212,274)
                                                                    ----------------    ----------------
     Total stockholders' equity                                          11,021,512          11,539,269
                                                                    ----------------    ----------------

Total liabilities and stockholders' equity                              132,430,308         127,785,870
                                                                    ================    ================

AMB FINANCIAL CORP.
AND SUBSIDIARIES

Consolidated Statements of Earnings

                                                    Three Months    Three Months   Six Months        Six Months
                                                        Ended          Ended         Ended             Ended
                                                      June 30,        June 30,      June 30,          June 30,
                                                  ---------------  -------------  ------------     -------------
                                                       2000             1999          2000             1999
                                                       ----             ----          ----             ----
                                                     unaudited       unaudited      unaudited        unaudited

Interest income
     Loans                                          2,048,942       1,813,141       4,056,118       3,576,127
     Mortgage-backed securities                        52,290          37,997          86,794          80,311
     Investment securities                             69,131          94,428         152,349         186,668
     Interest-bearing deposits                         52,334          67,973          78,642         139,668
     Dividends on FHLB stock                           27,519          26,611          55,038          52,929
                                                   ----------      ----------      ----------      ----------
          Total interest income                     2,250,216       2,040,150       4,428,941       4,035,703
                                                   ----------      ----------      ----------      ----------

Interest expense
     Deposits                                       1,049,023         897,188       2,033,611       1,769,965
     Borrowings                                       371,289         311,397         729,435         615,985
                                                   ----------      ----------      ----------      ----------
          Total interest expense                    1,420,312       1,208,585       2,763,046       2,385,950
                                                   ----------      ----------      ----------      ----------

          Net interest income before
            provision for loan losses                 829,904         831,565       1,665,895       1,649,753
Provision for loan losses                              18,766          34,146          50,579          66,049
                                                   ----------      ----------      ----------      ----------
          Net interest income after
            provision for loan losses                 811,138         797,419       1,615,316       1,583,704
                                                   ----------      ----------      ----------      ----------

Non-interest income:
     Loan fees and service charges                     28,507          60,329          48,861          93,360
     Commission income                                  8,217          20,945          15,786          29,370
     Deposit related fees                              92,057          72,946         173,042         144,538
     Gain (loss) on sale of investment
      securities available for sale                     2,570          15,981          (4,676)         15,981
     Gain (loss) on sale of trading securities        (75,014)         92,981         (75,014)         92,981
     Unrealized gain (loss) on trading
      securities                                       32,934         (10,543)         50,376         (14,908)
     Gain (loss) on sale
      of real estate owned                                 --              --              --           9,904
     Loss from investment
      in joint venture                                (36,708)             --         (58,376)         (3,154)
     Loss on disposition of fixed asset                    --              --          (7,822)             --
     Other income                                      49,627          42,529          94,832          85,172
                                                   ----------      ----------      ----------      ----------
          Total non-interest income                   102,190         295,168         237,009         453,244
                                                   ----------      ----------      ----------      ----------

Non-interest expense:
     Staffing costs                                   360,448         334,771         742,939         685,659
     Advertising                                       20,724          30,518          34,885          47,618
     Occupancy and equipment expense                  101,142          71,978         184,640         147,022
     Data processing                                  103,429          97,746         202,354         199,430
     Federal deposit insurance premiums                 4,622          11,624           8,984          23,377
     Other operating expenses                         154,876         148,998         293,088         295,729
                                                   ----------      ----------      ----------      ----------
          Total non-interest expense                  745,241         695,635       1,466,890       1,398,835
                                                   ----------      ----------      ----------      ----------

Net income before income taxes                        168,087         396,952         385,435         638,113
Provision for federal and state
  income taxes                                         23,501         149,114          66,804         237,043
                                                   ----------      ----------      ----------      ----------

          Net income                                  144,586         247,838         318,631         401,070
                                                   ==========      ==========      ==========      ==========

Earnings per share- basic                          $     0.16      $     0.22      $     0.35      $     0.35
Earnings per share- diluted                        $     0.16      $     0.22      $     0.35      $     0.35

See accompanying notes to consolidated financial statements.

AMB FINANCIAL CORP.
AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity

                                                                                                   Accumulated
                                                                  Additional                          Other
                                                   Common           Paid-in        Retained       Comprehensive
                                                   Stock            Capital        Earnings          Income
                                                ------------   --------------   --------------   --------------

Balance at December 31, 1999                 $       11,241       10,798,674        7,780,655          (79,763)

3 for 2 stock split on June 30, 2000                  5,621           (5,621)
                                                ------------   --------------   --------------   --------------
Restated Balance at December 31, 1999                16,862       10,793,053        7,780,655          (79,763)
                                                ------------   --------------   --------------   --------------

Comprehensive income:
  Net income                                                                          318,632
  Other comprehensive income,
      net of  income taxes:
     Unrealized holding gain
       during the period                                                                                21,608
    Less:  Reclassification
      adjustment of gains
      included in net income                                                                                46
                                                                                --------------   --------------
Total comprehensive income                                                            318,632           21,654

Purchase of treasury stock (90,900 shares)
Amortization of award of
    RRP stock
ESOP compensation adjustment                                          15,600
Dividends declared on
    common stock ($.1067 per share)                                                   (95,789)
3 for 2 stock split related
    to fractional shares                                                                 (166)
                                                ------------   --------------   --------------   --------------

Balance at June 30, 2000                     $       16,862       10,808,653        8,003,332          (58,109)
                                                ============   ==============   ==============   ==============

                                                                   Common          Common
                                                                   Stock           Stock
                                                   Treasury       Acquired         Awarded
                                                     Stock         by ESOP         by RRP           Total
                                                ------------ ----------------   --------------   --------------

Balance at December 31, 1999                 $   (6,219,684)        (539,580)        (212,274)      11,539,269

3 for 2 stock split on June 30, 2000                                                                         0
                                                ------------ ----------------   --------------   --------------
Restated Balance at December 31, 1999            (6,219,684)        (539,580)        (212,274)      11,539,269
                                                ------------ ----------------   --------------   --------------

Comprehensive income:
  Net income                                                                                           318,632
  Other comprehensive income,
      net of  income taxes:
     Unrealized holding gain
       during the period                                                                                21,608
    Less:  Reclassification
      adjustment of gains
      included in net income                                                                                46
                                                                                                 --------------
Total comprehensive income                                                                             340,286

Purchase of treasury stock (90,900 shares)         (835,581)                                          (835,581)
Amortization of award of
    RRP stock                                                                          57,893           57,893
ESOP compensation adjustment                                                                            15,600
Dividends declared on
    common stock ($.1067 per share)                                                                    (95,789)
3 for 2 stock split related
    to fractional shares                                                                                  (166)
                                                ------------ ----------------   --------------   --------------

Balance at June 30, 2000                     $   (7,055,265)        (539,580)        (154,381)      11,021,512
                                                ============ ================   ==============   ==============

See accompanying notes to consolidated financial statements

AMB FINANCIAL CORP.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

                                                                       Six Months Ended June 30,
                                                            ----------------------------------------------
                                                                      2000                         1999
                                                            ---------------------     --------------------
                                                                   (unaudited)

Cash flows from operating activities:
  Net income                                                         $    318,361                401,070
  Adjustments to reconcile net income to net cash
    from operating activities:
    Depreciation                                                           75,863                 63,624
    Amortization of cost of stock benefit plans                            57,893                 57,893
    Amortization of premiums and accretion of discounts                    15,118                 17,335
     Provision for loan losses                                             50,579                 66,049
     Increase in deferred compensation                                     41,014                 37,812
     ESOP compensation                                                     15,600                 12,000
     (Gain) loss on sale of investment securities
     available for sale                                                     4,676                (15,981)
     (Gain) loss on sale of trading account securities                     75,014                (92,981)
     Unrealized (gain) loss on trading account securities                 (50,376)                14,908
     Purchase of trading account securities                                    --                (93,750)
     Proceeds from sales of trading account securities                    974,636                448,005
     Loss from limited partnership                                         58,376                  3,154
     Loss  on disposal of fixed assets                                      7,822                     --
     Gain on sale of real estate owned                                         --                 (9,904)
     Increase (decrease) in deferred income on loans                       18,681                 (3,337)
     Increase in accrued interest receivable                              (18,204)               (37,031)
     Increase (decrease) in accrued interest payable                       27,363                 (1,663)
     Change in current and deferred income tax                           (172,196)               (30,496)
     Other, net                                                           142,893                (97,778)
                                                                     ------------           ------------

Net cash provided by operating activities                               1,643,113                738,929
                                                                     ------------           ------------

Cash flows from investing activities:
     Proceeds from sale of investment securities                        1,530,205                 15,981
     Purchase of investment securities                                     (3,801)                (2,976)
     Proceeds from repayments of mortgage-backed securities               166,483                301,638
     Proceeds from sales of mortgage-backed securities                    361,625                     --
     Purchase of mortgage-back securities                              (2,162,287)                    --
     Purchase of loans                                                 (3,467,463)           (10,789,500)
     Loan disbursements                                               (12,631,603)           (13,943,395)
     Loan repayments                                                   11,116,902             19,110,190
     Proceeds from sale of real estate owned                                   --                 33,273
     Property and equipment expenditures                                 (234,887)               (50,510)
                                                                     ------------           ------------

Net cash provided for investing activities                             (5,324,826)            (5,325,299)
                                                                     ------------           ------------

Cash flows from financing activities:
     Deposit account receipts                                          85,110,327             72,988,313
     Deposit account withdrawals                                      (81,681,737)           (72,772,391)
     Interest credited to deposit accounts                              1,718,558              1,414,308
     Repayment of  borrowed money                                      (1,036,924)                    --
     Repayment of note payable                                           (118,788)                    --
     Decrease in advance payments by borrowers
      for taxes and insurance                                             (20,240)              (142,230)
     Dividend paid on common stock                                        (95,789)              (125,085)
     Purchase of treasury stock                                          (835,581)            (1,394,956)
                                                                     ------------           ------------
Net cash provided by financing activities                               3,039,826                (32,041)
                                                                     ------------           ------------

Net change in cash and cash equivalents                                  (641,887)            (4,618,411)

Cash and cash equivalents at beginning of period                        5,457,738              9,097,416
                                                                     ------------           ------------

Cash and cash equivalents at end of period                           $  4,815,851              4,479,005
                                                                     ============           ============

  Cash paid during the period for:
     Interest                                                        $  2,735,683              2,387,613
     Income taxes                                                         239,000                267,539

See notes to consolidated financial statements.

AMB FINANCIAL CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

  Statement of Information Furnished

  The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and Article 10 of Regulation S-X, and in the opinion of management contains all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position as of June 30, 2000, the results of operations for the three and six months ended June 30, 2000 and 1999 and cash flows for the six months ended June 30, 2000 and 1999. These results have been determined on the basis of generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. The attached consolidated statements are those of AMB Financial Corp. (the “Holding Company”) and its consolidated subsidiaries American Savings, FSB (the “Bank”), the Bank’s wholly owned subsidiary NIFCO, Inc., and the wholly owned subsidiary of NIFCO, Inc., Ridge Management, Inc. The results of operations for the three and six month periods ended June 30, 2000 is not necessarily indicative of the results to be expected for the full year.

  Mutual to Stock Conversion

  In December 1995, the Bank’s Board of Directors approved a Plan of Conversion (the “Conversion”), providing for the Bank’s conversion from a federally chartered mutual savings to a federally chartered stock savings bank with the concurrent formation of a holding company. The Holding Company issued 1,124,125 shares of $.01 par value common stock at $10.00 per share, for an aggregate price of $11,241,250. The Conversion and sale of 1,124,125 shares of common stock of the Holding Company was completed on March 29, 1996. Net proceeds to the Company, after conversion expenses, totaled approximately $10,658,000.

  Earnings Per Share

  Earnings per share for the three and six month periods ended June 30, 2000 and 1999 were determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding, after completion of the 3 for 2 stock split completed on June 30, 2000 (see Exhibit 11 attached). Stock options are regarded as common stock equivalents and are considered in diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method. ESOP shares not committed to be released to participants are not considered outstanding for purposes of computing earnings per share amounts.

  Stockholders’ Equity

  On May 31, 2000, the Board of Directors of AMB Financial Corp. approved a 3 for 2 stock split, effected in the form of a stock dividend which was payable on June 30, 2000 to stockholders of record on June 14, 2000. Accordingly, stockholders of record received one additional share for each two shares owned as of June 14, 2000. All prior share related information has been restated to reflect the stock split effect, including earnings per share data.

  Industry Segments

  The Company operates principally in the banking industry through its subsidiary bank. As such, substantially all of the Company’s revenues, net income, identifiable assets and capital expenditures are related to banking operations.

  Impact of New Accounting Standards

  In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 (“SFAS 133”), entitled “Accounting for Derivative Instruments and Hedging Activities”, which is effective for fiscal years beginning after June 15, 1999. SFAS 133 requires all derivatives to be recorded on the balance sheet at fair value. It also establishes “special accounting” for hedges of changes in the fair value of assets, liabilities, or firm commitments (fair value hedges), hedges of the variable cash flows of forecasted transactions (cash flow hedges), and hedges of foreign currency exposures of net investments in foreign operations. To the extent the hedge is considered highly effective, both the change in the fair value of the derivative and the change in the fair value of the hedged item are recognized (offset) in earnings in the same period. Changes in fair value of derivatives that do not meet the criteria of one of these three hedge categories are included in income.

  In September 1999, the FASB issued Statement of Financial Accounting Standards No. 137 (“SFAS 137”), entitled “Accounting for Derivative Instruments in Hedging Activities--Deferral of the Effective Date of FASB Statements No. 133". SFAS 137 defers the effective date of SFAS 133 from years beginning after June 15, 1999 to all fiscal quarters of fiscal years beginning after June 15, 2000. Management does not believe that adoption of SFAS 133 will have a material impact on the Company’s consolidated financial condition or results of operation.

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

FINANCIAL CONDITION

June 30, 2000 compared to December 31, 1999

Total assets of the Company increased $4.6 million to $132.4 million at June 30, 2000 compared to $127.8 million at December 31, 1999. The increase is primarily due to an increase in deposits used to fund loans receivable. While the Company intends to continue to grow the balance sheet, management expects that the recent rise in interest rates and anticipated future tightening actions by the Federal Reserve may slow housing market activity. This, in turn, will likely lead to more moderate balance sheet growth than was ever experienced in the prior year.

Cash and short term investments decreased by $642,000 to $4.8 million at June 30, 2000. Cash and due from banks decreased by $1.4 million due to the reinvestment of vault cash accumulated as of December 31, 1999 for potential customer Year 2000 concerns.

Investment securities available for sale decreased by $1.5 million to $3.8 million at June 30, 2000. The decrease is primarily due to the sale of $1.5 million short-term U.S. Treasury notes which were reinvested in mortgage-backed securities. Gross unrealized losses in the available for sale portfolio were $107,000 at June 30, 2000, compared to gross unrealized losses of $120,000 at December 31, 1999.

Mortgage-backed securities available for sale increased $1.7 million to $3.5 million at June 30, 2000. The increase is primarily due to purchases of $998,000 of fixed rate GNMA securities and $1.2 million of fixed rate FHLMC Gold securities offset by prepayments and amortization of $166,000 and sales of $362,000

Loans receivable increased to $110.8 million at June 30, 2000, a $4.9 million or 4.6% increase from December 31, 1999, as new originations of both residential and non-residential loans of $ 12.6 million and loan purchases of $3.5 million exceeded loan repayments of $11.1 million. The Company continues to remain focused on an aggressive lending effort, however, recent higher interest rates may curtail the production of longer term fixed rate mortgage loans.

Total deposits at June 30, 2000 increased by $5.1 million or 5.8 % to $94.1 million, due to net deposit receipts of $3.4 million and interest credited of $1.7 million. The deposit growth was primarily attributable to the Company’s continued aggressive advertising and competitive rates with regards to a special rate 14 - 19 month certificate of deposit program.

Total stockholders’ equity decreased $518,000 to $11.0 million at June 30, 2000 from $11.5 million at December 31, 1999. This decrease was primarily due to the repurchase of common stock in the amount of $836,000 and the payment of dividends on common stock of $96,000, which was offset by net income of $319,000, a decrease of $22,000 in the net unrealized loss on securities available for sale and normal amortization of RRP and ESOP benefits of $73,000. The Company is no longer subject to regulatory limitations on stock repurchases and intends to continue modest repurchases of stock.

Results of Operations

The Company’s results of operations depend primarily upon the level of net income, which is the difference between the interest income earned on its interest-earning assets such as loans and investments, and the costs of the Company’s interest-bearing liabilities, primarily deposits and borrowings. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them, respectively. Results of operations are also dependent upon the level of the Company’s non-interest income, including fee income and service charges, and affected by the level of its non-interest expenses, including its general and administrative expenses.

Comparison of Operating Results for the Quarters
Ended June 30, 2000 and 1999

Net Income

The Company’s net income for the three months ended June 30, 2000 decreased $103,000 to $145,000 as compared to $248,000 for the same period in 1999. This decrease was primarily due to a decrease in non-interest income of $193,000 and to a lesser extent by an increase in non-interest expense of $50,000 offset by a decline in the provision for loan losses of $15,000 and a reduction in current period income taxes of $126,000.

Interest Income

Total interest income increased $210,000 or 10.3%, for the three months ended June 30, 2000 compared to the prior year’s quarter. This increase is due to the higher volume of interest-earning assets which increased to $121.4 million for the three months ended June 30, 2000, compared to $111.9 million for the three months ended June 30, 1999, and to a lesser extent, to an increase in the average yield on interest-earning assets of 12 basis points to 7.41%. Interest income on loans receivable increased by $236,000 for the three months ended June 30, 2000 to $2.0 million and is attributable to the higher volume of loans receivable which reflects the Company’s aggressive lending efforts. During the quarter ended June 30, 2000, the average yield on loans receivable decreased slightly to 7.65% from 7.70% during the prior year’s quarter.

Interest Expense

Total interest expense increased $211,000 or 17.5%, for the three months ended June 30, 2000 compared to the prior year’s quarter. Interest expense on deposit accounts increased $152,000 to $1.0 million, due to a $9.2 million increase in average deposits during the three month period, and a 23 basis point increase in the average cost of deposits. The increase in the average cost of deposits is primarily due to upward repricing on maturing certificates of deposit. Interest expense on borrowed funds increased by $60,000 to $371,000 as a result of a $2.7 million increase in the average balance of borrowed funds, and a 36 basis point increase in the average cost of borrowed funds.

Provision for Loan Losses

The determination of the allowance for loan losses involves material estimates that are susceptible to significant change in the near term. The allowance for loan losses is maintained at a level deemed adequate to provide for losses through charges to operating expense. The allowance is based upon past loss experience and other factors which, in management’s judgment, deserve current recognition in estimating losses. Such other factors considered by management include growth and composition of the loan portfolio, the relationship of the allowance for losses to outstanding loans, and economic conditions.

A provision for loan losses of $19,000 was recorded during the three months ended June 30, 2000 compared to $34,000 for the same quarter a year ago. Non-performing loans at June 30, 2000 amounted to $1.3 million or 1.19% of net loans receivable, compared to $929,000 or .88% of net loans receivable as of December 31, 1999. The general allowance for loan losses at June 30, 2000 of $597,000 represents 45.19% of non-performing loans.

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

Non-Interest Income

The Company’s non-interest income declined during the quarter by $193,000 to $102,000 from $195,000 in the same quarter last year. The decrease in non-interest income is primarily attributable to a decline in income from both realized and unrealized gains and losses on trading securities of $125,000. The Company’s trading portfolio, which is comprised of holdings in community bank and thrift stocks, continues to be negatively impacted by monetary policy which has created the current interest rate environment. During the most recent three month period, the Company disposed of a $1.0 million investment in a mutual fund which invested primarily in bank and thrift stock, incurring a current period loss of $75,000. Non-interest income also declined during the current period by an increased loss of $37,000 related to an investment in a low-income housing joint venture. Loan fees and service charges declined from the year ago period by $31,000 due to a lower volume of loan origination activity, primarily due to the recent rise in interest rates. Loan fees and service charges declined by $13,000 during the quarter as a result of lower loan origination activity, primarily due to the recent increase in interest rates. Commission income on the sale of financial products declined by $13,000 during the quarter due to a lack of investment activity. These declines were offset in part by an increase of $19,000 in fee income from deposit related activities due to increased volumes of transactions.

Non-Interest Expense

The Company’s non-interest expense increased $50,000 to $745,000 in the 2000 quarter from $695,000 in the prior year’s quarter. The increase is attributable to increases in compensation and benefits of $25,000 and occupancy and equipment expenses of $29,000. The increase in staffing costs is primarily due to new hirings and increased benefit plan costs. The increase in occupancy costs is directly related to increased depreciation and maintenance charges.

Income Taxes

The provision for income taxes declined by $126,000 to $23,000 for the three months ended June 30, 2000 as compared to $149,000 in the prior year quarter. This decrease was attributable to a lower level of pre-tax income and the recognition of low-income housing tax credits provided through an investment in a limited partnership organized to build, own and operate a 56 unit low-income housing apartment complex.

Comparison of Operating Results for the Six Months
Ended June 30, 2000 and 1999

Net Income

TheCompany’s net income for the six months ended June 30, 2000 decreased $82,000 to $319,000 as compared to $401,000 in the prior year’s period. This decrease was due to a decline in non-interest income of $216,000, and an increase in non-interest expense of $68,000, offset by an increase in net interest income of $16,000, a decrease in loan loss provision of $15,000, and a reduction in income taxes of $171,000.

Interest Income

Total interest income increased $393,000 or 9.74%, for the six months ended June 30, 2000 compared to the prior six month period primarily due to the increased volume of loans receivable. The Company’s average balance of loans receivable increased $14.0 million during the current period, while the average yield on loans receivable decreased 12 basis points, resulting in a $500,000 increase in interest income attributable to loans receivable. The decrease in average yield is primarily due to lower interest rates in prior periods resulting in heavy prepayments of higher fixed rate loans during those periods which impact future periods during rising rates. Interest income on interest bearing deposits declined by $61,000 for the six month period ended June 30, 2000, due to a decrease of $3.3 million in the average balance, offset by an increase in the average yield to 5.70% from 4.62%. The decrease in the average balance was used to fund increased loan origination activity.

Interest Expense

Total interest expense increased $377,000 or 14.9% for the six months ended June 30, 2000 compared to the prior year period. Interest expense on savings deposits increased $364,000, primarily due to an increase in the average deposits of $9.3 million and to a lesser extent, by a 13 basis point increase in average cost. Interest expense on borrowed funds increased by $113,000, due primarily to a $2.8 million increase in the average balance of borrowed funds and to a lesser extent, by a 27 basis point increase in average cost. The increase in the average balance of both deposits and borrowed funds have been utilized to fund the Company’s loan origination activity.

Provision of Loan Losses

The determination of the allowance for loan losses involves material estimates that are susceptible to significant change in the near term. The allowance for loan losses is maintained at a level deemed adequate to provide for losses through charges to operating expense. The allowance is based upon past loss experience and other factors which, in management’s judgement, deserve current recognition in estimating losses. Such other factors considered by management include growth and composition of the loan portfolio, the relationship of the allowance for losses to outstanding loans, and economic conditions.

A provision for loan losses of $51,000 was recorded during the six months ended June 30, 2000 compared to $66,000 for the same period a year ago. The Bank will continue to review its allowance for loan losses and make future losses at a level that it considers to be adequate to provide for losses, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods.

Non-Interest Income

The Company’s non-interest income was $237,000 for the six months ended June 30, 2000 compared to $453,000 for the same period a year ago. The decrease was due primarily from both realized and unrealized gains and losses on trading securities. For the six month period ended June 30, 2000, the Company recorded a net loss of $25,000 from trading securities as compared to a net gain of $78,000 on trading securities recorded in the prior year’s period. In addition, the Company recorded an increased loss from an investment in a low-income housing joint venture of $55,000.

Non-Interest Expense

The Company’s non-interest expense increased $68,000 to $1.5 million for the six months ended June 30, 2000 compared to the same period a year ago. The increase resulted primarily from increased staffing costs of $57,000 due to new hirings and some normal salary and benefit increases, and additional occupancy and equipment expenses of $38,000 related to increased depreciation and maintenance charges.

Income Taxes

The provision for income taxes decreased by $171,000 to $66,000 for the six months ended June 30, 2000 as compared to $237,000 in the prior year period. This decrease was attributable to a lower level of pre-tax income and the recognition of low-income housing tax credits provided through an investment in a limited partnership organized to build, own and operate a 56 unit low-income housing apartment complex.

Liquidity and Capital Resources

The Company’s principal sources of funds are deposits, proceeds from principal and interest payments on loans (including mortgage-backed securities), sales or maturities of investment securities, advances from the FHLB of Indianapolis and income from operations. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan repayments are more influenced by interest rates, floors and caps on loan rates, general economic conditions and competition. The primary business activity of the Company, that of making conventional mortgage loans on residential housing, is likewise affected by economic conditions.

Current Office of Thrift Supervision regulations require the Bank to maintain cash and eligible investments in an amount equal to at least 4% of short term customer accounts and borrowings to assure its ability to meet demands for withdrawals and repayment of short term borrowings. Liquid assets for purposes of this ratio include cash, certain time deposits, U.S. Government, government agency and corporate securities and other obligations generally having remaining maturities of less than five years. The Bank has historically maintained its liquidity ratio for regulatory purposes at levels in excess of those required. At June 30, 2000, the Bank’s liquidity ratio for regulatory purposes was 11.73%.

The Company’s most liquid assets are cash and cash equivalents, which consist of interest-bearing deposits and short-term highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash. The level of these is dependent on the Company’s operating, financing and investing activities during any given period. At June 30, 2000 and December 31, 1999 cash and cash equivalents totaled $4.8 million and $5.5 million respectively.

Liquidity management for the Company is both a daily and long-term function of the Company’s management strategy. Excess funds are generally invested in short-term investments, such as overnight deposits. If the Company requires funds beyond its ability to generate them internally, additional funds are available through FHLB advances.

The Company anticipates that it will have sufficient funds available to meet current commitments. At June 30, 2000 the Company has outstanding loan commitments totaling $1.1 million and unused lines of credit granted totaling $4.8 million.

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

At June 30, 2000, the Bank had core capital equal to $8.5 million, or 6.57% of adjusted total assets which was $4.6 million above the minimum leverage ratio requirement of 3% in effect on that date. The Bank had total capital of $9.1 million (including $8.5 million in core capital and $600,000 in qualifying supplementary capital) and risk-weighted assets of $73.8 million at June 30, 2000; or total risk-based capital of 12.29% of risk-weighted assets at June 30, 2000. This amount was $3.2 million above the 8% requirement in effect on that date.

Non-Performing Assets

The following table sets forth the amounts and categories of non-performing assets in the Company’s portfolio. Loans are reviewed monthly and a loan whose collectability is doubtful is placed on non-accrual status. Loans are placed on non-accrual status when principal and interest is 90 days or more past due, unless, in the judgement of management, the loan is well collateralized and in the process of collection. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. Restructured loans include troubled debt restructuring (which involved forgiving a portion of interest principal on any loans or making loans at a rate materially less than the market).

                                             June 30,         December 31,
                                              2000                1999
                                           ------------      --------------
                                               (Dollars in thousands)

Non-accruing loans:
     One to four family                            671                 289
     Multi-family                                   --                  --
     Non-residential                                --                  --
     Construction                                  493                 479
     Consumer                                      157                 161
                                           ------------      --------------

Total                                             1321                 929
                                           ------------      --------------

Foreclosed assets:
     One to four family                             --                  --
     Multi-family                                   --                  --
     Non-residential                                --                  --
     Construction                                   --                  --
     Consumer                                       --                  --
                                           ------------      --------------

Total                                                0                   0
                                           ------------      --------------

Total non-performing assets                       1321                 929
                                           ============      ==============

Total as a percentage of total assets            1.00%               0.73%
                                           ============      ==============
For the six month period ended June 30, 2000, gross interest which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $45,000.

In addition to the non-performing assets set forth in the table above, as of June 30, 2000, there were no loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

Management has considered the Company’s non-performing and “of concern” assets in establishing its allowance for loan losses.

Recent Developments

The Company declared a cash dividend of $.06 per share, payable on August 20, 2000 to shareholders of record on August 6, 2000.

PART 11 - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

From time to time, the Bank is a party to legal proceedings in the ordinary course of business, wherein it enforces its security interest. The Company and the Bank are not engaged in any legal proceedings of a material nature at the present time.

Item 2.	CHANGES IN SECURITIES

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECRUITY HOLDERS

None.

Item 5.	OTHER INFORMATION

Not applicable.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

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

AMB FINANCIAL CORP.
Registrant

Date: July 27, 2000

By: /S/ Clement B. Knapp, Jr. President and Chief Executive Officer (Duly Authorized Representative)
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