Form 10-Q
period 2000-09-30
AMB FINANCIAL CORP
filed 2000-10-31
CIK 915393

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

       Check whether the issuer (1) has filed all reports required to be iled by Section 130 or 15 (d) of the Securities Exchange Act of 1934 during the receding 12 months (or for such shorter period that the registrant was required o file such reports), and (2) has been subject to such filing requirements for he past 90 days. Yes [X]    No [_]

       As of October 27, 2000 there were 1,686,169 shares of the Registrant's common stock issued and 945,175 shares outstanding.

Transitional Small Business Disclosure Format (check one):    Yes    [_]    No [X]

AMB FINANCIAL CORP.

FORM 10-Q

TABLE OF CONTENTS

Part I.              FINANCIAL INFORMATION                                                 Page

           Item 1.             Financial Statements

                               Consolidated Statements of Financial Condition at
                               September 30, 2000 (Unaudited) and December 31, 1999          3

                               Consolidated Statements of Earnings for the three
                               and nine months ended September 30, 2000 and 1999
                               (unaudited)                                                   4

                               Consolidated Statements of Changes in
                               Stockholders Equity, nine months ended

                               September 30, 2000 (unaudited)                                5

                               Consolidated Statements of Cash Flows for the
                               Nine months ended September 30, 2000 and 1999
                               (unaudited)                                                   6

                               Notes to Consolidated Financial Statements                   7-8

           Item 2.             Management's Discussion and Analysis of Financial
                                 Condition and Results of Operations                        9-18

Part II.             OTHER INFORMATION                                                       19

                     Signatures                                                              20

                     Index of Exhibits                                                       21

                     Earnings Per Share Analysis (Exhibit 11)                                22

                     Financial Data Schedule (Exhibit 27)                                    23

AMB FINANCIAL CORP.
AND SUBSIDIARIES

Consolidated Statements of Financial Condition

                                                                        September 30,            December 31,
                                                                            2000                     1999
                                                                         unaudited

Assets

Cash and amounts due from depository institutions                           3,391,284               4,180,088
Interest-bearing deposits                                                   1,313,930               1,277,650
                                                                    ------------------     -------------------
     Total cash and cash equivalents                                        4,705,214               5,457,738
Investment securities, available for sale, at fair value                    3,862,286               5,352,142
Trading securities                                                            976,131               1,909,333
Mortgage backed securities, available for sale, at fair value               3,451,338               1,868,000
Loans receivable (net of allowance for loan losses:
     $692,289 at September 30, 2000 and

     $590,701 at December 31, 1999)                                       111,959,633             105,909,909
Investment in LTD Partnership                                               1,246,437               1,327,000
Stock in Federal Home Loan Bank of Indianapolis                             1,383,500               1,383,500
Accrued interest receivable                                                   743,022                 642,111
Office properties and equipment- net                                          525,236                 399,867
Prepaid expenses and other assets                                           3,856,621               3,536,270
                                                                    ------------------     -------------------

     Total assets                                                         132,709,418             127,785,870
                                                                    ==================     ===================

Liabilities and Stockholders' Equity

Liabilities

Deposits                                                                   95,358,608              88,944,925
Borrowed money                                                             22,629,590              24,675,589
Notes Payable                                                               1,214,536               1,333,324
Advance payments by borrowers for taxes and insurance                         657,749                 431,676
Other liabilities                                                           1,633,919                 861,087
                                                                    ------------------     -------------------
     Total liabilities                                                    121,494,402             116,246,601
                                                                    ------------------     -------------------

Stockholders' Equity

Preferred stock, $.01 par value; authorized
     100,000 shares; none outstanding                                              -                        -
Common Stock, $.01 par value; authorized 1,900,000 shares;
     1,686,169 shares issued and 950,475 shares outstanding
    at September 30, 2000 and 1,054,975 shares outstanding at                  16,862                  16,862
   December 31, 1999
Additional paid- in capital                                                10,816,453              10,793,053
Retained earnings, substantially restricted                                 8,215,509               7,780,655
Accumulated other comprehensive income, net of income taxes                    (1,000)                (79,763)
Treasury stock, at cost (735,694 at September 30,2000
     and 631,194 at December 31, 1999)                                     (7,167,793)             (6,219,684)
Common stock acquired by Employee Stock Ownership Plan                       (539,580)               (539,580)
Common stock awarded by Recognition and Retention Plan                       (125,435)               (212,274)
                                                                    ------------------     -------------------
     Total stockholders' equity                                            11,215,016              11,539,269
                                                                    ------------------     -------------------

Total liabilities and stockholders' equity                                132,709,418             127,785,870
                                                                    ==================     ===================

AMB FINANCIAL CORP.
AND SUBSIDIARIES

Consolidated Statements of Earnings

                                                Three Months       Three Months       Nine Months        Nine Months
                                                   Ended               Ended             Ended              Ended
                                                September 30,      September 30,     September 30,       September 30,
                                              ------------------  ---------------- ------------------   ----------------
                                                    2000              1999               2000                1999
                                                 unaudited          unaudited          unaudited           unaudited

Interest income

     Loans                                         2,196,046       1,895,457          6,252,164           5,471,584
     Mortgage-backed securities                       61,198          38,631            147,992             118,942
     Investment securities                            60,179          92,636            212,528             279,304
     Interest-bearing deposits                        32,581          32,102            111,223             171,770
     Dividends on FHLB stock                          29,560          26,904             84,598              79,833
                                              ---------------  --------------     --------------         -----------
          Total interest income                    2,379,564       2,085,730          6,808,505           6,121,433
                                              ---------------  --------------     --------------         -----------

Interest expense

     Deposits                                      1,148,106         884,144          3,181,717           2,654,109
     Borrowings                                      353,375         344,678          1,082,810             960,663
                                              ---------------  --------------     --------------         -----------
          Total interest expense                   1,501,481       1,228,822          4,264,527           3,614,772
                                              ---------------  --------------     --------------         -----------

          Net interest income before
            provision for loan losses                878,083         856,908          2,543,978           2,506,661
Provision for loan losses                             58,231          37,577            108,810             103,626
                                              ---------------  --------------     --------------         -----------
          Net interest income after
            provision for loan losses                819,852         819,331          2,435,168           2,403,035
                                              ---------------  --------------     --------------         -----------

Non-interest income:
     Loan fees and service charges                    24,423          24,723             73,284             118,083
     Commission income                                14,716           6,620             30,502              35,990
     Deposit related fees                             91,787          77,349            264,829             221,887
     Gain (loss) on sale of investment
      securities available for sale                        -               -             (4,676)             15,981
     Gain (loss) on sale of trading securities             -               -            (75,014)             92,981
     Unrealized gain (loss) on trading
      securities                                      66,072        (163,949)           116,448            (178,857)
     Gain on sale
      of real estate owned                                 -               -                  -               9,904
     Loss from investment

      in joint venture                               (22,187)              -            (80,563)             (3,154)
    Loss on disposition of fixed asset                     -               -             (7,822)                  -
     Other income                                     41,085          43,574            135,917             128,746
                                              ---------------  --------------     --------------         -----------
          Total non-interest income                  215,896         (11,683)           452,905             441,561
                                              ---------------  --------------     --------------         -----------

Non-interest expense:
     Staffing costs                                  302,536         335,421          1,045,475           1,021,080
     Advertising                                      19,551          29,882             54,436              77,500
     Occupancy and equipment expense                  88,622          72,175            273,262             219,197
     Data processing                                 103,486          97,297            305,840             296,727
     Federal deposit insurance premiums                4,667          11,894             13,651              35,271
     Other operating expenses                        157,729         140,901            450,817             436,630
                                              ---------------  --------------     --------------         -----------
          Total non-interest expense                 676,591         687,570          2,143,481           2,086,405
                                              ---------------  --------------     --------------         -----------

Net income before income taxes                       359,157         120,078            744,592             758,191
Provision for federal and state
  income taxes                                        93,272          14,127            160,076             251,170
                                              ---------------  --------------     --------------         -----------

          Net income                                 265,885         105,951            584,516             507,021
                                              ===============  ==============     ==============         ===========

Earnings per share- basic                              $0.30           $0.10              $0.65               $0.45
Earnings per share- diluted                            $0.30           $0.10              $0.65               $0.45

See accompanying notes to consolidated financial statements.

AMB FINANCIAL CORP.
AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholder's Equity

                                                                                             Accumulated
                                                                Additional                      Other
                                                    Common       Paid-in       Retained     Comprehensive    Treasury
                                                    Stock        Capital       Earnings         Income         Stock
                                                 ------------ -------------   -----------   -------------- --------------

Balance at December 31, 1999                      $   11,241    10,798,674     7,780,655          (79,763)    (6,219,684)

3 or 2 stock split on June 30, 2000                    5,621        (5,621)
                                                 ------------ -------------   -----------   -------------- --------------
Restated balance as of December 31, 1999              16,862    10,793,053     7,780,655          (79,763)    (6,219,684)
                                                 ------------ -------------   -----------   -------------- --------------

Comprehensive income:
  Net income                                                                     584,516
  Other comprehensive income,
      net of income taxes:
    Unrealized holding gain

      during the period                                                                            78,717
    Less: Reclassification
       adjustment of gains

      included in net income                                                                           46
                                                                              -----------   --------------
Total comprehensive income                                                       584,516           78,763

Purchase of treasury stock (104,500 shares)                                                                     (948,109)
Amortization of award of
    RRP stock
ESOP compensation adjustment                                        23,400
Dividends declared on

    common stock($.1667 per share)                                              (149,496)
3 for 2 stock split related
    to fractional shares                                                            (166)
                                                 ------------ -------------   -----------   -------------- --------------

Balance at September 30, 2000                     $   16,862    10,816,453     8,215,509           (1,000)    (7,167,793)
                                                 ============ =============   ===========   ============== ==============

                                                    Common      Common
                                                     Stock       Stock
                                                   Acquired     Awarded
                                                    by ESOP      by RRP      Total
                                                  ----------- ----------  -----------

Balance at December 31, 1999                        (539,580)  (212,274)  11,539,269

3 or 2 stock split on June 30, 2000
                                                  ----------- ----------  -----------
Restated balance as of December 31, 1999            (539,580)  (212,274)  11,539,269
                                                  ----------- ----------  -----------

Comprehensive income:
  Net income                                                                 584,516
  Other comprehensive income,
      net of income taxes:
    Unrealized holding gain

      during the period                                                       78,717
    Less: Reclassification
       adjustment of gains

      included in net income                                                      46
                                                                          -----------
Total comprehensive income                                                   663,279

Purchase of treasury stock (104,500 shares)                                 (948,109)
Amortization of award of
    RRP stock                                                    86,839       86,839
ESOP compensation adjustment                                                  23,400
Dividends declared on

    common stock($.1667 per share)                                          (149,496)
3 for 2 stock split related
    to fractional shares                                                        (166)
                                                  ----------- ----------  -----------

Balance at September 30, 2000                       (539,580)  (125,435)  11,215,016
                                                  =========== ==========  ===========

See accompanying notes to consolidated financial statements.

AMB FINANCIAL CORP.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

                                                                                       Nine Months Ended September 30,
                                                                                   ---------------------------------------
                                                                                          2000               1999
                                                                                     ---------------     --------------
                                                                                      (unaudited)
Cash flows from operating activities:

  Net income                                                                       $    584,516              507,021
  Adjustments to reconcile net income to net cash
    from operating activities:
    Depreciation                                                                        115,261               92,023
    Amortization of cost of stock benefit plans                                          86,839               86,839
    Amortization of premiums and discounts on
          investment and mortgage-backed securities - net                                10,182               23,164
     Provision for loan losses                                                          108,810              103,626
     Increase in deferred compensation                                                   62,744               57,866
     ESOP compensation                                                                   23,400               18,750
     Gain (loss) on sale of investment securities
         available for sale                                                               4,676              (15,981)
     Gain (loss) on sale of trading account securities                                   75,014              (92,981)
     Unrealized (gain) loss on trading account securities                              (116,448)             178,857
     Purchase of trading account securities                                                   -              (93,750)
     Proceeds from sales of trading account securities                                  974,636              448,005
     Loss from limited partnership                                                       80,563                3,154
     Loss on disposal of fixed assets                                                     7,822                    -
     Gain on sale of real estate owned                                                        -              (9,904)
     Incease (decrease) in deferred income on loans                                      22,181              (13,450)
     Increase in accrued interest receivable                                           (100,911)             (88,204)
     Increase in accrued interest payable                                                38,289               16,565
     Change in current and deferred income tax                                         (162,924)            (146,369)
     Change in prepaid and accrued items, net                                           454,476             (192,456)
                                                                                 ---------------     ----------------

Net cash provided by ( for) operating activities                                      2,269,126              882,775
                                                                                 ---------------     ----------------

Cash flows from investing activities:

     Proceeds from sale of investment securities                                      1,530,205               15,981
     Purchase of investment securities                                                   (5,841)              (4,590)
     Proceeds from repayments of mortgage-backed securities                             299,229              554,838
     Proceeds from sales of mortgage-backed securities                                  361,625                    -
     Purchase of mortgage-backed securities                                          (2,162,287)                   -
     Purchase of loans                                                               (4,603,563)         (17,442,567)
     Disbursements for loans                                                        (19,655,785)         (20,515,622)
     Loan repayments                                                                 18,085,855           26,467,085
     Proceeds from sale of real estate owned                                                  -               33,273
     Property and equipment expenditures                                               (248,452)             (63,090)
                                                                                 ---------------     ----------------

Net cash provided for investing activities                                           (6,399,014)         (10,954,692)
                                                                                 ---------------     ----------------

Cash flows from financing activities:

     Deposit account receipts                                                       135,476,123          123,546,643
     Deposit account withdrawals                                                   (131,770,604)        (122,788,039)
     Interest credited to deposit accounts                                            2,708,164            2,154,985
     Proceeds from borrowed money                                                    10,023,363            4,000,000
     Repayment of borrowed money                                                    (12,069,362)              (7,411)
     Repayment of note payable                                                         (118,788)                   -
     Increase in advance payments by borrowers
      for taxes and insurance                                                           226,073              107,460
      Dividend paid on common stock                                                    (149,496)            (181,595)
     Purchase of treasury stock                                                        (948,109)          (2,065,702)
                                                                                 ---------------     ----------------
Net cash provided by financing activities                                             3,377,364            4,766,341
                                                                                 ---------------     ----------------

Net change in cash and cash equivalents                                                (752,524)          (5,305,576)

Cash and cash equivalents at beginning of period                                      5,457,738            9,097,416
                                                                                 ---------------     ----------------

Cash and cash equivalents at end of period                                         $  4,705,214            3,791,840
                                                                                 ===============     ================

  Cash paid during the period for:

     Interest                                                                      $  4,226,238            3,598,207
     Income taxes                                                                       323,000              427,539

See accompanying notes to consolidated financial statements.

AMB FINANCIAL CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.      Statement of Information Furnished

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and Article 10 of Regulation S-X, and in the opinion of management contains all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position as of September 30, 2000, the results of operations for the three and nine months ended September 30, 2000 and 1999 and cash flows for the nine months ended September 30, 2000 and 1999. These results have been determined on the basis of generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. The attached consolidated statements are those of AMB Financial Corp. (the “Holding Company”) and its consolidated subsidiaries American Savings, FSB (the “Bank”), the Bank’s wholly owned subsidiary NIFCO, Inc., and the wholly owned subsidiary of NIFCO, Inc., Ridge Management, Inc. The results of operations for the three and nine month periods ended September 30, 2000 is not necessarily indicative of the results to be expected for the full year.

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

3.      Earnings Per Share

Earnings per share for the three and nine month periods ended September 30, 2000 and 1999 were determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding after consideration of the 3 for 2 stock split completed on June 30, 2000 (see Exhibit 11 attached). Stock options are regarded as common stock equivalents and are considered in diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method. ESOP shares not committed to be released to participants are not considered outstanding for purposes of computing earnings per share amounts.

4.      Stockholders' Equity

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

5.      Industry Segments

The Company operates principally in the banking industry through its subsidiary bank. As such, substantially all of the Company’s revenues, net income, identifiable assets and capital expenditures are related to banking operations.

6.      New Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities”. This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires all derivatives to be recognized as either assets or liabilities in the statement of financial condition and to be measured at fair value. As issued, the Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of SFAS No. 133". The Statement is effective upon issuance and it amends SFAS No. 133 to be effective for all fiscal quarters of fiscal years beginning after June 30, 2000. In June 2000, the FASB issued SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No. 133". The Statement is effective at the later of the first fiscal quarter beginning after June 15, 2000 or upon adoption of SFAS No. 133, and should be adopted concurrently with SFAS No. 133. In September 2000, the FASB issued SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” which replaces SFAS No. 125. This Statement resolves implementation issues, especially involving disclosures and collateral, but carries forward most of SFAS No. 125 provisions without change. The Statement is effective for transfers occurring after March 31, 2000, and for disclosures relating to securitization transactions and collateral arrangements for fiscal years ending after December 15, 2000. The Company does not believe these statements will have a material impact on its financial position or results of operations.

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

FINANCIAL CONDITION

September 30, 2000 compared to December 31, 1999

Total assets of the Company increased $4.9 million, or 3.8% to $132.7 million at September 30, 2000 compared to $127.8 million at December 31, 1999. The increase is primarily due to an increase in deposits used to fund loans receivable. While the Company intends to continue to grow the balance sheet, management expects that the recent rise in interest rates and anticipated future actions by the Federal Reserve may slow housing market activity. This, in turn, will likely lead to more moderate balance sheet growth than was experienced in the prior year.

Cash and short term investments decreased by $753,000 to $4.7 million at September 30, 2000. Cash and due from banks decreased $789,000 due to the reinvestment of vault cash accumulated as of December 31, 1999 for potential customer Year 2000 concerns.

Investment securities available for sale decreased by $1.5 million to $3.9 million at September 30, 2000. The decrease is primarily due to the sale of $1.5 million short-term U.S. Treasury notes which were reinvested in mortgage-backed securities. Gross unrealized losses in the available for sale portfolio were $63,000 at September 30, 2000, compared to gross unrealized losses of $120,000 at December 31, 1999.

Mortgage-backed securities available for sale increased $1.6 million to $3.5 million at September 30, 2000. The increase is primarily due to purchases of $998,000 of fixed rate GNMA securities and $1.2 million of fixed rate FHLMC Gold securities offset by prepayments and amortization of $299,000 and sales of $362,000.

Loans receivable increased to $112.0 million at September 30, 2000, a $6.1 million or 5.7% increase from December 31, 1999, as new loan originations of both residential and non-residential loans of $19.7 million and loan purchases of $4.6 million exceeded loan repayments of $18.1 million. The Company continues to remain focused on an aggressive lending effort, however, recent higher interest rates may curtail the production of longer term fixed rate mortgage loans.

Total deposits at September 30, 2000 increased by $6.4 million or 7.2 % to $95.4 million, due to net deposit receipts of $3.7 million and interest credited of $2.7 million. The deposit growth was primarily attributable to the Company’s continued aggressive advertising and competitive rates with regards to a special rate 11-21 month certificate of deposit program.

Total stockholders’ equity decreased by $324,000 to $11.2 million at September 30, 2000 from $11.5 million at December 31, 1999. This decrease was primarily due to the repurchase of common stock in the amount of $948,000 and the payment of dividends on common stock of $150,000, which was offset by net income of $585,000, a decrease of $79,000 in the net unrealized loss on securities available for sale and normal amortization of RRP and ESOP benefits of $110,000. The Company is no longer subject to regulatory limitations on stock repurchases and intends to continue modest repurchases of stock.

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

Comparison of Operating Results for the Quarters
Ended September 30, 2000 and 1999

Net Income

The Company’s net income for the three months ended September 30, 2000 increased $160,000 to $266,000 as compared to $106,000 in the same period in 1999. This increase was primarily due to an increase in non-interest income of $228,000 and to a lesser extent by an increase in net interest income of $21,000 and a decrease in non-interest expense of $11,000 offset by an increase in the provision for loan losses of $20,000 and an increase in current period income taxes of $79,000.

Interest Income

Total interest income increased $294,000 or 14.1%, for the three months ended September 30, 2000 compared to the prior year’s quarter. This increase is due to the higher volume of interest-earning assets which increased to $123.3 million for the three months ended September 30, 2000, compared to $112.5 million for the three months ended September 30, 1999, and to a lesser extent, to an increase in the average yield on interest-earning assets of 30 basis points to 7.72%. Interest income on loans receivable increased by $301,000 for the three months ended September 30, 2000 to $2.2 million and is attributable to the higher volume of loans receivable which reflects the Company’s aggressive lending efforts. During the quarter ended September 30, 2000, the average yield on loans receivable increased to 7.88% from 7.73% during the prior year’s quarter.

Interest Expense

Total interest expense increased $273,000 or 22.2%, for the three months ended September 30, 2000 compared to the prior year’s quarter. Interest expense on deposit accounts increased $264,000 to $1.1 million, due to a $13.2 million increase in average deposits during the three month period, and a 51 basis point increase in the average cost of deposits. The increase in the average cost of deposits is primarily due to upward repricing on maturing certificates of deposit. Interest expense on borrowed funds increased by $9,000 to $353,000 as a result of a 44 basis point increase in the average cost of borrowed funds, offset by a decline of $1.1 million in the average balance of borrowed funds.

Provision for Loan Losses

The determination of the allowance for loan losses involves material estimates that are susceptible to significant change in the near term. The allowance for loan losses is maintained at a level deemed adequate to provide for losses through charges to operating expense. The allowance is based upon past loss experience and other factors, which, in management’s judgement, deserve current recognition in estimating losses. Such other factors considered by management include growth and composition of the loan portfolio, the relationship of the allowance for losses to outstanding loans, and economic conditions.

A provision for loan losses of $58,000 was recorded during the three months ended September 30, 2000 compared to $38,000 for the same quarter a year ago. The increase in the provision for loan losses was due to the continuing growth in loans receivable as well as management’s review of non-performing assets.

Non-performing loans at September 30, 2000 increased to $1.4 million, or 1.23% of net loans receivable, compared to $929,000 or .88% of net loans receivable as of December 31, 1999. The increase in non-performing loans from December 31, 1999 relates to one commercial loan in the amount of $500,000 secured by residential real estate and marketable equity securities. The borrower has subsequently brought the loan current. The Company did establish a $110,000 specific reserve against a $550,000 non-residential participation construction loan during the third quarter of 2000, bringing the total specific reserve against this loan to $150,000. This property is currently in the foreclosure process and based upon the best available information obtained to date, management has authorized the establishment of this specific reserve. The $110,000 specific reserve established during the quarter was transferred from the general valuation allowance.

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

Non-Interest Income

The Company’s non-interest income increased during the quarter by $228,000 to $216,000 compared to a loss of $12,000 recorded for the same quarter a year ago. The increase in non-interest income is primarily attributable to an increase in income from unrealized gains on trading securities. The Company’s trading portfolio, which is comprised of holdings in community bank and thrift stocks, performed well in the quarter. For the quarter ended September 30, 2000, the Company recorded unrealized gains in the trading portfolio of $66,000 as compared to recording a net loss in the prior period of $164,000. Non-interest income also increased during the current period by higher deposit related fee income of $14,000 due in part to an increased volume of transactions. Non-interest income declined in part from a loss of $22,000 related to an investment in a low-income housing joint venture. As a result of this investment, the Company recorded an offsetting $35,000 income tax credit during the quarter which resulted in the reduction of the Company’s effective income tax rate.

Non-Interest Expense

The Company’s non-interest expense decreased $11,000 to $677,000 in the 2000 quarter from $688,000 in the prior year’s quarter. The decrease is primarily attributable to a decrease in compensation and benefits of $33,000 as a result of management’s decision during the quarter to restructure the Company’s ESOP program. All accumulated unallocated dividends within the ESOP trust fund will be used to pay down the ESOP debt as opposed to retaining the funds for future allocation to the participants. This change resulted in reduced benefit expense during the quarter of $67,000. Non-interest expense was also decreased by $10,000 in reduced advertising costs, due to fewer deposit promotions and by $7,000 in FDIC insurance premiums. Non-interest expense was increased by $16,000 in occupancy costs due to increased depreciation and maintenance charges, $6,000 in data processing costs and $17,000 in other operating expenses.

Income Taxes

The provision for income taxes increased $79,000 to $93,000 for the three months ended September 30, 2000 as compared to $14,000 the prior year quarter. This increase was attributable to a higher level of pre-tax income and the recognition of low-income housing tax credits provided through an investment in a limited partnership organized to build, own and operate a 56 unit low-income housing apartment complex.

Comparison of Operating Results for the Nine Months
Ended September 30, 2000 and 1999

Net Income

The Company’s net income for the nine months ended September 30, 2000 increased $78,000 to $585,000 as compared to $507,000 for the same period in 1999. This increase was due to an increase in net interest income of $37,000, an increase in non-interest income of $12,000 and a decrease in income taxes of $91,000 offset by an increase in non-interest expense of $57,000 and an increase in the loan loss provision of $5,000.

Interest Income

Total interest income increased $687,000 or 11.22%, for the nine month period ended September 30, 2000 compared to the prior nine month period primarily due to the increased volume of loans receivable. The Company’s average balance of loans receivable increased $13.9 million during the current period, while the average yield on loans receivable decreased 3 basis points, resulting in a $781,000 increase in interest income attributable to loans receivable. Interest income on investment securities declined by $67,000 for the nine month period ended September 30, 2000, due to a decrease of $2.0 million in the average balance. The decrease in the average balance was used, in part, to fund the purchase of new mortgage-backed securities and to a lesser extent, to repurchase the Company’s common stock.

Interest Expense

Total interest expense increased $650,000 or 18.0% for the nine month period ended September 30, 2000 compared to the prior year period. Interest expense on savings deposits increased $528,000, primarily due to an increase in the average deposits of $10.6 million and to a lesser extent, by a 26 basis point increase in average cost. Interest expense on borrowed funds increased by $122,000, due to a $1.5 million increase in the average balance of borrowed funds and by a 31 basis point increase in average cost. The increase in the average balance of both deposits and borrowed funds have been utilized to fund the Company’s loan origination activity.

Provision of Loan Losses

The determination of the allowance for loan losses involves material estimates that are susceptible to significant change in the near term. The allowance for loan losses is maintained at a level deemed adequate to provide for losses through charges to operating expense. The allowance is based upon past loss experience and other factors, which, in management’s judgement, deserve current recognition in estimating losses. Such other factors considered by management include growth and composition of the loan portfolio, the relationship of the allowance for losses to outstanding loans, and economic conditions.

A provision for loan losses of $109,000 was recorded during the nine months ended September 30, 2000 compared to $104,000 for the same period a year ago. The increase in the provision for losses was due to the continuing growth in loans receivables as well as management review of non-performing assets. The Bank will continue to review its allowance for loan losses and make future losses at a level that it considers to be adequate to provide for losses, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods.

Non-Interest Income

The Company’s non-interest income was $453,000 for the nine months ended September 30, 2000 compared to $442,000 for the same period a year ago. The increase was due in part from both realized and unrealized gains and losses on trading securities. For the nine month period ended September 30, 2000, the Company recorded a net gain of $41,000 from trading securities as compared to a net loss of $86,000 on trading securities recorded in the prior year’s period. In addition, the Company recorded higher deposit fee income of $43,000 due to increased NOW account overdraft and ATM fee charges. These increases were offset by a decline of $45,000 in loan fees and service charges as a result of lower loan origination activity, primarily due to the increase in the interest rates over the last twelve month period, and from an increased loss from an investment in a low-income housing joint venture of $77,000. As a result of this investment, the Company recorded an offsetting $105,000 income tax credit during the nine month period which resulted in the reduction of the Company’s effective tax rate.

Non-Interest Expense

The Company’s non-interest expense increased $57,000 to $2.1 million for the nine months ended September 30, 2000 compared to the same period a year ago. The increase resulted primarily from increased staffing costs of $24,000, due to new hirings and some normal salary and benefit increases, and additional occupancy and equipment expenses increase of $54,000 related to increased depreciation and maintenance charges. Staffing costs were positively impacted during the most recent three month period, as discussed under comparison of operating results for the three months. These increases were offset by declines of $23,000 in advertising and $21,000 in FDIC insurance premiums.

Income Taxes

The provision for income taxes decreased $91,000 to $160,000 for the nine months ended September 30, 2000 as compared to $251,000 the prior year period. This decrease was attributable the recognition of low-income housing tax credits of $105,000 provided through an investment in a limited partnership organized to build, own and operate a 56 unit low-income housing apartment complex. Low-income housing tax credits recorded in the prior year period amounted to $26,000.

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

Current Office of Thrift Supervision regulations require the Bank to maintain cash and eligible investments in an amount equal to at least 4% of short-term customer accounts and borrowings to assure its ability to meet demands for withdrawals and repayment of short-term borrowings. Liquid assets for purposes of this ratio include cash, certain time deposits, U.S. Government, government agency and corporate securities and other obligations generally having remaining maturities of less than five years. The Bank has historically maintained its liquidity ratio for regulatory purposes at levels in excess of those required. At September 30, 2000, the Bank’s liquidity ratio for regulatory purposes was 10.94%.

The Company’s most liquid assets are cash and cash equivalents, which consist of interest-bearing deposits and short-term highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash. The level of these is dependent on the Company’s operating, financing and investing activities during any given period. At September 30, 2000 and December 31, 1999 cash and cash equivalents totaled $4.7 million and $5.5 million respectively.

Liquidity management for the Company is both a daily and long-term function of the Company’s management strategy. Excess funds are generally invested in short-term investments, such as overnight deposits. If the Company requires funds beyond its ability to generate them internally, additional funds are available through FHLB advances.

The Company anticipates that it will have sufficient funds available to meet current commitments. At September 30, 2000 the Company has outstanding loan commitments totaling $2.0 million and unused lines of credit granted totaling $5.0 million. In addition, the Company has entered into a contract for the purchase of real estate located at 1001 Main Street in Dyer, Indiana. The Bank currently leases their Dyer office location at this address. The purchase price for this property is $1.73 million which the Company plans to fund with an additional advance from the FHLB.

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

At September 30, 2000, the Bank had core capital equal to $8.5 million, or 6.55% of adjusted total assets, which was $4.6 million above the minimum leverage ratio requirement of 3% in effect on that date. The Bank had total capital of $9.1 million (including $8.5 million in core capital and $600,000 in qualifying supplementary capital) and risk-weighted assets of $75.8 million at September 30, 2000; or total risk-based capital of 11.95% of risk-weighted assets at September 30, 2000. This amount was $3.0 million above the 8% requirement in effect on that date.

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

                                            September 30,         December 31,
                                                2000                 1999
                                          ---------------       ---------------
                                                  (Dollars in thousands)

Non- accruing loans:
     One to four family                              334                   289
     Multi- family                                    --                    --
     Non- residential                                 --                    --
     Construction                                    400                   479
     Commercial                                      609                    --
     Consumer                                         30                   161
                                          ---------------       ---------------

Total                                               1373                   929
                                          ---------------       ---------------

Foreclosed assets:
     One to four family                               --                    --
     Multi-family                                     --                    --
     Non-residential                                  --                    --
     Construction                                     --                    --
     Consumer                                         --                    --
                                          ---------------       ---------------

Total                                                  0                     0
                                          ---------------       ---------------

Total non- performing assets                        1373                   929
                                          ===============       ===============

Total as a percentage of total assets              1.04%                 0.73%
                                          ===============       ===============
For the nine months period ended September 30, 2000, gross interest, which would have been recorded, had the non-accruing loans been current in accordance with their original terms amounted to $64,340.

In addition to the non-performing assets set forth in the table above, as of September 30, 2000, there were no loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

Management has considered the Company’s non-performing and “of concern” assets in establishing its allowance for loan losses.

Recent Developments

The Company declared a cash dividend of $.06 per share, payable on November 24, 2000 to shareholders of record on November 10, 2000.

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

(a) Computation of earnings per share (Exhibit 11 filed herewith)

(b) Financial Data Schedule (Exhibit 27 filed herewith)

(c) Report on Form 8-K Form 8-K was filed on August 16,2000 announcing clarification of a cash dividend announcement of August 2,2000.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMB FINANCIAL CORP.
Registrant

Date: October 27,2000

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