Form 10KSB
period 2000-12-30
AMB FINANCIAL CORP
filed 2001-04-02
CIK 915393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

For the transition period from ______________ to ______________

Commission File Number 0-23182

                 AMB FINANCIAL CORP.
 (Exact Name of Small Business Registrant as Specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	35-1905382 I.R.S. Employer Identification Number

8230 Hohman Avenue, Munster, Indiana (Address of Principle executive offices)	46321-1578 (Zip Code)

Registrant's telephone number, including area code:       (219) 836-5870

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

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   [X]

        The Registrant had $9.9 million in gross income for the year ended December 31, 2000.

        The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and asked price of such stock as of December 31, 2000 was $4.7 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

        As of March 14, 2001, there were issued and outstanding 869,163 shares of the Registrant's Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

        Parts II and IV of Form 10-KSB - Annual Report to Stockholders for the fiscal year ended December 31, 2000. Part III of Form 10-KSB - Proxy Statement for the 2001 Annual Meeting of Stockholders.

        Transitional Small Business Disclosure Format:   Yes  [   ];   No  [X].

FORWARD-LOOKING STATEMENTS

         AMB Financial Corp. ("AMB Financial"), and its wholly-owned subsidiary, American Savings, FSB ("American Savings"), may from time to time make written or oral "forward-looking statements," including statements contained in its filings with the Securities and Exchange Commission (the "SEC"). These forward-looking statements may be included in this Annual Report on Form 10-KSB and the exhibits attached to it, in AMB Financial's reports to shareholders and in other communications, which are made in good faith by us pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

         These forward-looking statements include statements about our beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties, and are subject to change based on various factors, some of which are beyond our control. The words "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause our financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in the forward-looking statements:

  the strength of the United States economy in general and the strength of the local economies in which we conduct operations;
  the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;
  inflation, interest rate, market and monetary fluctuations;
  the timely development of and acceptance of our new products and services and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors’ products and services;
  the willingness of users to substitute our products and services for products and services of our competitors;
  our success in gaining regulatory approval of our products and services, when required;
  the impact of changes in financial services’ laws and regulations (including laws concerning taxes, banking, securities and insurance);
  the impact of technological changes;
  acquisitions;
  changes in consumer spending and saving habits; and
  our success at managing the risks involved in the foregoing.

          The list of important factors stated above is not exclusive. We do not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of AMB Financial or American Savings.

PART I

Item 1.  Description of Business

         AMB Financial was formed in 1993 by American Savings under the laws of Delaware for the purpose of becoming a savings and loan holding company. American Savings, headquartered in Munster, Indiana, was founded in 1957 as a federally chartered institution. In March 1996, American Savings converted to the stock form of organization through the sale and issuance of 1,124,125 shares of its common stock to AMB Financial. The principal asset of AMB Financial is the outstanding stock of American Savings. AMB Financial presently has no separate operations and its business consists only of the business of American Savings. All references to AMB Financial, unless otherwise indicated, at or before March 29, 1996 refer to American Savings. References in this Form 10-KSB to "we", "us" and "our" refer to AMB Financial and/or American Savings as the context requires.

         We are a community-based financial institution that offers a variety of selected financial services to meet the needs of the community we serve. We attract deposits from the general public and use such deposits to originate and purchase one- to four-family residential mortgages and, to a lesser extent, non- residential real estate, commercial business, consumer, construction, multi-family real estate, and land loans. We also invest in mortgage-backed securities, investment securities consisting primarily of U.S. government obligations and various types of short-term liquid assets. See "- Lending Activities" and "- Investment Activities."

         We serve the financial needs of families and local businesses in our primary market area, northwest Lake County, Indiana, through our main office located in Munster, Indiana and two branch offices located in the communities of Dyer and Hammond, Indiana. Our deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (the "FDIC"). At December 31, 2000, we had total assets of $135.7 million, deposits of $89.7 million and stockholders' equity of $11.5 million or 8.47% of total assets.

         Our executive office is located at 8230 Hohman Avenue, Munster, Indiana 46321-1578 and its telephone number at that address is (219) 836-5870.

Lending Activities

          Our principal lending activity is originating and, to a lesser extent, purchasing first mortgage loans secured by owner-occupied one- to four-family residential properties located in our primary market areas. We also originate and purchase non-residential real estate, commercial business, construction, consumer, multi-family real estate, and land loans. In addition to increasing the yield and/or the interest rate sensitivity of our portfolio, these non-one- to four family loans allow us to provide more comprehensive financial services to families and community businesses in our primary market area.

         Loan Portfolio Composition. The following table sets forth information concerning the composition of our loan portfolio in dollar amounts and in percentages (before deductions for loans in process, net deferred yield adjustments and allowances for losses) as of the dates indicated.

                                                                               December 31,
                                     -----------------------------------------------------------------------------------------------

                                                2000                    1999                  1998                   1997
                                     -----------------------------------------------------------------------------------------------

                                         Amount      Percent     Amount     Percent     Amount    Percent      Amount     Percent
                                     -----------------------------------------------------------------------------------------------

                                                                          (Dollars in Thousands)
Real Estate Loans:
-----------------
 One- to four-family................     $84,349     74.09%     $82,210     76.11%    $63,369     69.69%      $51,567        64.71%
 Multi-family.......................       2,189      1.92        2,144      1.98       2,446      2.69         4,010         5.03
 Non-residential....................      10,156      8.92        8,775      8.12      10,370     11.40         8,376        10.51
 Construction.......................       4,854      4.26        4,279      3.96       2,522      2.77         4,450         5.59
 Land...............................       1,041      0.92          632      0.59       1,227      1.35         1,264         1.59
                                        --------    -------    --------    ------     -------    ------       -------      -------
     Total real estate loans........     102,589     90.11       98,040     90.76      79,934     87.90        69,667        87.43
                                         -------     -----     --------    ------      ------    ------        ------      -------

Other Loans:
-----------
 Consumer Loans:
  Deposit account...................         213      0.19          147      0.13         172      0.19           165         0.21
  Credit Card.......................         437      0.38          439      0.41         414      0.46           405         0.51
  Home improvement..................         ---    ---             ---       ---          10      0.01            11         0.01
  Line of credit....................       4,130      3.63        3,336      3.09       3,552      3.91         3,259         4.09
  Other ............................       1,101      0.97        1,059      0.98       1,244      1.37         1,264         1.58
                                        --------    ------     --------    ------     -------    ------       -------      -------
     Total consumer loans...........       5,881      5.17        4,981      4.61       5,392      5.93         5,104         6.40
                                        --------    ------     --------    ------     -------    ------       -------      -------
 Commercial business loans..........       5,377      4.72        4,999      4.63       5,607      6.17         4,916         6.17
                                        --------    ------     --------    ------     -------    ------       -------      -------
     Total loans receivable.........     113,847    100.00%     108,020    100.00%     90,933    100.00%       79,687       100.00%
                                         -------    ======      -------    ======      ------    ======        ------       ======

Less:
----
 Loans in process...................         677                  1,523                   569                   1,975
 Net deferred yield adjustments.....         (13)                    (4)                   95                     209
 Allowance for losses...............         701                    591                   507                     410
                                       ---------               --------              --------                 -------
 Total loans receivable, net........    $112,482               $105,910               $89,762                 $77,093
                                        ========               ========               =======                 =======

                                              December 31,
                                     --------------------------

                                                1996
                                     --------------------------

                                          Amount       Percent
                                     --------------------------

                                         (Dollars in Thousands)
Real Estate Loans:
-----------------
 One- to four-family................      $43,669         63.41%
 Multi-family.......................        3,259          4.73
 Non-residential....................        8,806         12.79
 Construction.......................        4,406          6.40
 Land...............................          217          0.32
                                          -------       -------
     Total real estate loans........       60,357         87.65
                                          -------       -------

Other Loans:
-----------
 Consumer Loans:
  Deposit account...................          185          0.27
  Credit Card.......................          430          0.63
  Home improvement..................           15          0.01
  Line of credit....................        2,968          4.31
  Other ............................        1,391          2.02
                                          -------       -------
     Total consumer loans...........        4,989          7.24
                                          -------       -------
 Commercial business loans..........        3,519          5.11
                                          -------       -------
     Total loans receivable.........       68,865        100.00%
                                          -------       =======

Less:
----
 Loans in process...................          910
 Net deferred yield adjustments.....          234
 Allowance for losses...............          355
                                          -------
 Total loans receivable, net........      $67,366
                                          =======

         The following table shows the composition of our loan portfolios by fixed- and adjustable-rate at the dates indicated.

                                                                                                 December 31,
                                        ------------------------------------------------------------------------------------------------------------------------------

                                                2000                      1999                       1998                      1997                     1996
                                        ------------------------------------------------------------------------------------------------------------------------------

                                         Amount    Percent        Amount      Percent         Amount      Percent         Amount   Percent         Amount     Percent
                                        ------------------------------------------------------------------------------------------------------------------------------

                                                                                                 (Dollars in Thousands)
Fixed-Rate Loans:
----------------
 Real estate:
  One- to four-family...............    $52,798     46.38%        $50,067     46.35%          $39,243     43.16%         $38,967    48.90%         $33,248      48.28%
  Multi-family......................        579      0.51             618      0.57               688      0.76            1,847     2.32            1,999       2.90
  Non-residential...................      7,552      6.63           5,160      4.78             2,685      2.95            3,364     4.22            2,917       4.24
  Construction......................      4,693      4.12           3,799      3.52             1,242      1.37            2,893     3.63              ---        ---
  Land..............................        339      0.30             286      0.27               338      0.37              211     0.27              ---        ---
                                       --------    ------        --------    ------          --------   -------         --------   ------         --------     ------
     Total real estate loans........     65,961     57.94          59,930     55.49            44,196     48.60           47,282    59.34           38,164      55.42
                                       --------     -----        --------     -----            ------     -----           ------    -----          -------     ------
 Consumer...........................      1,751      1.54           1,645      1.52             1,840      2.02            1,845     2.31            1,588       2.31
 Commercial business................      4,046      3.55           3,227      2.99             5,026      5.53            3,828     4.80            3,252       4.72
                                       --------    ------        --------    ------           -------    ------         --------   ------          -------     ------
     Total fixed-rate loans.........     71,758     63.03          64,802     60.00            51,062     56.15           52,955    66.45           43,004      62.45
                                       --------     -----        --------     -----            ------     -----          -------   ------          -------     ------

Adjustable-Rate Loans:
---------------------
 Real estate:
  One- to four-family...............     31,551     27.71          32,143     29.76            24,126     26.53           12,600    15.81           10,421      15.13
  Multi-family......................      1,610      1.41           1,526      1.41             1,758      1.93            2,163     2.71            1,260       1.83
  Non-residential...................      2,604      2.29           3,615      3.34             7,685      8.45            5,012     6.29            5,889       8.55
  Construction......................        161      0.14             480      0.44             1,280      1.41            1,557     1.96            4,406       6.40
  Land .............................        702      0.62             346      0.32               889      0.98            1,053     1.32              217       0.32
                                       --------  --------        --------    ------           -------    ------          -------   ------         --------     ------
     Total real estate loans........     36,628     32.17          38,110     35.27            35,738     39.30           22,385    28.09           22,193      32.23
                                       --------   -------        --------     -----            ------     -----           ------   ------          -------     ------
 Consumer...........................      4,130      3.63           3,336      3.09             3,552      3.91            3,259     4.09            3,401       4.93
 Commercial business................      1,331      1.17           1,772      1.64               581      0.64            1,088     1.37              267       0.39
                                       --------  --------        --------    ------          --------    ------          -------   ------         --------     ------
     Total adjustable-rate loans....     42,089     36.97          43,218     40.00            39,871     43.85           26,732    33.55           25,861      37.55
                                       --------   -------        --------     -----            ------     -----           ------   ------          -------     ------

     Total loans receivable.........    113,847    100.00%        108,020    100.00%           90,933    100.00%          79,687   100.00%          68,865     100.00%
                                       --------    ======         -------    ======            ------    ======           ------   ======           ------     =======

Less:
----
 Loans in process...................        677                     1,523                         569                      1,975                       910
 Net deferred yield adjustment......        (13)                       (4)                         95                        209                       234
 Allowance for loan losses..........        701                       591                         507                        410                       355
                                      ---------                  --------                    --------                   --------                  --------
    Total loans receivable, net.....   $112,482                  $105,910                     $89,762                    $77,093                   $67,366
                                       ========                  ========                     =======                    =======                   =======

         The following table illustrates the interest rate sensitivity of the loan portfolio at December 31, 2000. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract requires the final payment to be made. This is shown without regard to interest rate adjustments. The table does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                                      Real Estate
                           ----------------------------------------------------------------------------------------------------------------------------------------------

                                                    Multi-family and                                                                           Commercial
                            One- to Four-Family     Non-residential         Construction              Land                Consumer              Business         Total
                           ----------------------------------------------------------------------------------------------------------------------------------------------

                                   Weighted           Weighted             Weighted            Weighted               Weighted              Weighted             Weighted
                                    Average            Average             Average              Average                Average               Average              Average
                           Amount    Rate      Amount    Rate     Amount     Rate      Amount    Rate         Amount    Rate       Amount     Rate       Amount    Rate
                        -------------------------------------------------------------------------------------------------------------------------------------------------
                                                                                           (Dollars in Thousands)
Due During the Period
Ending December 31,
---------------------
2001 .............      $  1,762    7.$4%          --     --%     $  2,806   8.09%     $    410    9.77%      $  4,841   10.75%   $  1,050   10.09%     $ 10,869  9.43%
2002 to 2003 .....         2,559    7.66%       1,301   8.88%          870  10.25%          561   10.02%           433    7.93       2,412    9.92%        8,136  8.97%
2004 and  2005 ...         5,059    7.54%       3,708   8.37%          920   8.90%           --   --               406    8.42         339   10.43%       10,432  8.07%
2006 to 2010 .....        13,605    7.30%       1,839   8.27%          258   8.37%           37    8.50%            33    7.86       1,576    7.34%       17,348  7.42%
2011 to 2020 .....        24,718    7.50%       2,905   8.25%           --     --            33    8.50%           168    9.00          --      --        27,824  7.59%
2021 and following        36,646    7.35%       2,592   8.02%           --     --            --      --             --      --          --      --        39,238  7.39%
                        --------   -----     --------   ----      --------  -----      --------   -----       --------   -----    --------   -----      --------   ----
   Total .........      $ 84,349    7.41%    $ 12,345   8.30%     $  4,854   8.55%     $  1,041    9.82%      $  5,881   10.32%   $  5,377    9.22      $113,847  7.82%
                        ========             ========             ========             ========               ========            ========              ========
The total amount of loans due after December 31, 2001 which have predetermined interest rates is $67.9 million. The total amount of loans due after such dates which have floating or adjustable interest rates is $35.1 million.

         Under federal law, the aggregate amount of loans that we are permitted to make to any one borrower is generally limited to 15% of unimpaired capital and surplus (25% if the security for such loan has a "readily marketable" value or 30% for certain residential development loans). At December 31, 2000, our regulatory loan-to-one borrower limit was approximately $1.3 million. On the same date, we had no borrowers with outstanding balances in excess of this amount. As of December 31, 2000, the largest dollar amount of indebtedness to one borrower or group of related borrowers was a $1.1 million motel loan located in Lansing, Illinois. Such loans are performing in accordance with their terms.

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

         One- to Four-Family Residential Real Estate Lending. The cornerstone of our lending program is the origination of long-term permanent loans secured by mortgages on owner-occupied one- to four-family residences. At December 31, 2000, $84.3 million, or 74.09% of our loan portfolio consisted of permanent loans on one- to four-family residences. At that date, the average outstanding residential loan balance was $77,400 and the largest outstanding residential loan had a principal balance of $792,000. Virtually all of the residential loans originated by us are secured by properties located in our market area. However, we have purchased a number of one-to-four family residential loans secured by properties located elsewhere in the United States. See "- Originations, Sales and Purchases of Loans."

         We originate 30-year fixed rate loans secured by one- to four-family residential real estate as a result of continued consumer demand. We monitored the fixed rate loans to ensure compliance with our asset/liability management policy. At December 31, 2000, we had $22.3 million of fixed-rate residential loans with less than 10 years to maturity, $16.5 million of fixed-rate residential loans with maturities between 10 and 20 years and $14.0 million of fixed-rate residential loans with maturities in excess of 21 years in its portfolio. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management" in our Annual Report to Stockholders for the year ended December 31, 2000 attached hereto as Exhibit 13 (the "Annual Report").

         In addition, we originate and acquire adjustable rate mortgage and balloon loans to reduce our exposure to changes in interest rates. We retain and service all adjustable rate mortgages and balloon loans originated by us. We make adjustable rate mortgage loans at rates, terms and points determined in accordance with market and competitive factors. Our current one- to four-family residential adjustable rate mortgages are fully amortizing loans with contractual maturities of up to 30 years. The interest rates on the adjustable rate mortgages originated by us are generally subject to adjustment at three-year intervals based on a margin over the Three Year Treasury Securities Constant Maturity Index. Decreases or increases in the interest rate of our adjustable rate mortgages are generally limited to 5%

         above or below the initial interest rate over the life of the loan. We also originate balloon payment loans normally due seven years from date of origination and amortized over 30 years. Our adjustable rate mortgages are not convertible into fixed-rate loans, do not contain prepayment penalties and do not produce negative amortization. Adjustable rate mortgage loans may be assumed provided home buyers meet our underwriting standards and the applicable fees are paid. At December 31, 2000, the total balance of one- to four-family adjustable rate mortgages was $31.6 million.

         We evaluate both the borrower's ability to make principal, interest and escrow payments and the value of the property that will secure the loan. We originate residential mortgage loans with loan-to-value ratios up to 95%. On mortgage loans exceeding an 80% loan-to-value ratio at the time of origination, we will generally require private mortgage insurance in an amount intended to reduce our exposure to 80% or less of the appraised value of the underlying property.

         As of December 31, 2000, we had 12 one- to four-family residential mortgage loans having an aggregate balance of $5.0 million with current balances in excess of the 2000 Freddie Mac maximum, $275,000. Our delinquency experience on our loans in excess of this maximum has been similar to our experience on our other residential loans.

          Our residential mortgage loans customarily include due-on-sale clauses giving us the right to declare the loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the property subject to the mortgage and the loan is not repaid. During 2000 and 1999, we purchased $2.0 million and $11.8 million respectively, of adjustable rate one- to four-family first mortgage loans.

          Multi-Family and Non-Residential Real Estate Lending. We both originate and, to a lesser extent purchase, permanent multi-family and non-residential real estate loans in our primary market area. We have increased these portfolios in recent years in accordance with our asset/liability management policy. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management" in the Annual Report. At December 31, 2000, we had $12.3 million in multi- family and non-residential real estate loans, representing 10.84% of the gross loan portfolio.

          The multi-family loan portfolio includes loans secured by five or more unit residential buildings located primarily in our primary market area. Our non-residential real estate loan portfolio consists of loans on a variety of non-residential properties including retail facilities, small office buildings and motel/hotels.

          We originate and purchase both adjustable-and fixed-rate multi-family and non-residential real estate loans. Rates on our adjustable-rate multi-family and non-residential real estate loans generally adjust in a manner consistent with our one- to four-family residential adjustable rate mortgages. Multi- family and non-residential real estate loans are generally underwritten in amounts of up to 80% of the appraised value of the underlying property and normally have terms up to 25 years.

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

          The table below sets forth by type of security property the estimated number, loan amount and outstanding balance of our multi-family and non-residential real estate loans at December 31, 2000.

                                                                                   Outstanding
                                        Number of            Original               Principal
                                          Loans             Loan Amount              Balance
                                     ----------------------------------------------------------
                                                         (Dollars in Thousands)

Multi-family......................          8                $  3,089                $  2,189
Office............................          5                   1,175                   1,121
Retail............................          6                   1,101                   1,011
Commercial building...............         10                   2,508                   2,370
Auto service/repair...............          1                     244                     215
Restaurants.......................          4                     873                     468
Hotel.............................          6                   3,399                   3,257
Nursing home......................          2                     650                     609
Other.............................          9                   1,241                   1,104
                                          ---               ---------               ---------

   Total..........................         51                 $14,280                 $12,344
                                          ===                 =======                 =======

          At December 31, 2000, the largest multi-family and largest non-residential real estate loans totaled $492,000 and $1.1 million, respectively. As of December 31, 2000, none of these loans were 60 days or more delinquent and were otherwise performing in accordance with their terms.

         Multi-family and non-residential real estate loans generally present a higher level of risk than loans secured by one- to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family residential and non- residential real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower's ability to repay the loan may be impaired. At December 31, 2000, we did not have any multi-family loans which were 90 days or more delinquent.

         Construction Lending. We make construction loans to individuals for the construction of their primary or secondary residences and loans to builders or developers for the construction of single-family and multi-family properties.

         Loans to individuals for the construction of their residences typically run for six months. The borrower pays interest only during the construction period. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans. At December 31, 2000, we had three construction loans with outstanding aggregate balances of $1.4 million (including an additional $74,000 in undisbursed loan proceeds) secured by one- to four- family residential property to borrowers intending to live on the properties upon completion of construction. Subject to future market conditions, we intend to continue construction lending activities to persons intending to be owner occupants.

         We also make loans to builders and developers to finance the construction of residential property. Such loans generally have adjustable interest rates based upon prime with terms from six months to one year. The proceeds of the loan are advanced during construction based upon the percentage of completion as determined by an independent inspector. The loan amount normally does not exceed 80% of projected completed value for homes that have been pre-sold to the ultimate occupant. For loans to builders for the construction of homes not pre-sold, which may carry a higher risk, the loan-to value ratio is generally limited to 75%. Whether we are willing to provide permanent takeout financing to the purchaser of the home is determined independently of the construction loan by a separate underwriting process. At December 31, 2000, we had four construction loans with outstanding aggregate balances of $1.3 million (including an additional $143,000 in undisbursed loan proceeds) secured by one- to four-family residential property built on speculation.

         We also occasionally provide construction financing on multi-family and commercial real estate. However, there were no loans of this type outstanding as of December 31, 2000. Additionally, we occasionally participate with other lenders in loans to developers and builders to finance multi-family housing and commercial property construction. At December 31, 2000, we were involved in three participation construction loans with an outstanding aggregate balance of $2.2 million (including an additional $455,000 in undisbursed loan proceeds).

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

         We had one non-performing construction loan outstanding as of December 31, 2000, amounting to $556,000. This loan was originally a $500,000 non-residential construction loan participation in a strip shopping center in Goshen, Indiana. We have a 35% participation interest in the loan. The increased balance at December 31, 2000 is primarily attributable to capitalized legal fees. The construction on the property is completed and tenants are currently being sought. The loan balance became delinquent during the second quarter of 1999 and is in foreclosure with a receiver appointed. On February 23, 2001 the Bank entered into an agreement where, for consideration in the amount of $530,000, the Bank will assign, transfer and set over to the lead lender all of its right, title and interest in the loan participation.

         Land Lending. Land loans, which include vacant land and developed lots, are made to various builders and developers with whom we have had long-standing relationships. All of such loans are secured by land zoned for residential developments and located within our market area. Disbursements related to acquisition and development land loans are typically based on the construction cost estimate of an independent architect or engineer who inspects the project in connection with significant disbursement requests. At December 31, 2000, we had $1.0 million in loans secured by land, or 0.91% of our entire gross loan portfolio.

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

         As of December 31, 2000, we have not experienced significant losses in connection with our land lending. See "Delinquencies and Non-Performing Assets."

         Consumer Lending. We believe that offering consumer loan products helps to expand the customer base and to create stronger ties to the existing customer base. In addition, because consumer loans generally have shorter terms to maturity and carry higher rates of interest than do residential mortgage loans, they can be valuable asset/liability management tools. We currently originate substantially all of our consumer loans in our market area. At December 31, 2000, the consumer loans totaled $5.9 million or 5.17% of the gross loan portfolio.

         We offer a variety of secured consumer loans, including home equity lines of credit, home improvement loans, loans secured by savings deposits and automobile loans. Although we primarily originate consumer loans secured by real estate, deposits or other collateral, we also, on occasion, make unsecured personal loans.

         Our home equity lines of credit are generally limited to $100,000. We use the same underwriting standards for home equity lines of credit as we use for one- to four-family residential mortgage loans. Home equity lines of credit are originated in amounts which, together with the amount of the first mortgage, generally do not exceed 80% of the appraised value of the property securing the loan. The interest rate for all home equity loans floats at a stated margin over the prime rate. At December 31, 2000, we had $4.1 million of home equity lines of credit and an additional $2.4 million of additional funds committed, but undrawn, under such lines.

         We also offer a Visa credit card program. At December 31, 2000, approximately 445 credit cards had been issued, with an aggregate outstanding loan balance of $437,000 and unused credit available of $920,000. We presently charge no annual membership fee and a fixed annual rate of interest on these credit cards.

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

         Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral for defaulted consumer loans may not provide adequate sources of repayment for the outstanding loan balances as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At December 31, 2000, $116,000, or approximately 1.97% of the consumer loan portfolio, was 60 days or more delinquent. There can be no assurance that delinquencies will not increase in the future.

         Commercial Business Lending. We maintain a portfolio of commercial business loans to increase the yield and interest rate sensitivity of our loan portfolio and to satisfy the demand for financial services in our primary market area. Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are generally of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself (which, in turn, may be dependent upon the general economic environment). During the past five years, we have originated and purchased commercial business loans to businesses such as small retail operations, small manufacturing concerns and professional firms. Purchased loans have been located throughout the United States. Our commercial business loans almost always include personal guarantees and are usually, but not always, secured by business assets, such as accounts receivable, equipment, inventory and real estate. However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

         Most of our commercial business loans have terms ranging from six months to five years and carry adjustable interest rates. The underwriting process for commercial business loans generally includes consideration of the borrower's financial statements, tax returns, projections of future business operations and inspection of the subject collateral, if any.

         Since 1995, we have purchased seasoned commercial leases covering various types of office/commercial equipment from another financial institution with expertise in originating and acquiring such leases. As of December 31, 2000, the outstanding balance on these leases was $984,000. In general, the leases are full-payout finance leases in which the lease payments effectively repay the lessor for the purchase price of the equipment, plus an acceptable yield. The selling institution continues to service the leases for us and provides limited recourse in the event of a default by the lessor. We purchased these leases because they were available at relatively high yields at a time when investment alternatives were generating much lower yields and because they had relatively short terms, consistent with our asset/liability management strategy. Although, like other commercial business financings, commercial leases involve higher risk than residential mortgage loans, management believes that these purchases are prudent in furtherance of our lending strategy and in light of the higher yields, personal guarantees on most of the leases and the limited additional credit recourse provided by the seller. These leases are classified as loans for financial statement purposes. As of December 31, 2000, all of such leases were performing in accordance with their terms.

Originations, Purchases and Sales of Loans

          We originate real estate and other loans through marketing efforts, our customer base, walk-in customers and referrals from real estate brokers and builders. In addition, we occasionally utilize the services of mortgage brokers.

          We purchase loans from third parties to supplement loan production. In particular, we may purchase loans of a type which are not available or available with as favorable terms in our own market area. We generally use the same underwriting standards in evaluating loan purchases as we do in originating loans. We will continue to evaluate loan purchase opportunities as they arise and make purchases in the future depending on market conditions. At December 31, 2000, approximately $38.9 million of the loan portfolio was serviced by others and we did not service any loans for others.

          Our ability to originate large dollar volumes of real estate loans may be substantially reduced or restricted in periods of rising interest rates, with a resultant decrease in related fee income and operating earnings. In addition, our ability to sell loans may substantially decrease if potential buyers reduce their purchasing activities.

         The following table shows our loan origination, purchase, sale and repayment activities for the periods indicated.

                                                                Year Ended December 31,
                                                      -----------------------------------------

                                                            2000         1999          1998
                                                      -----------------------------------------

Originations by type:
--------------------
 Adjustable rate:
  Real estate - one- to four-family..................       $ 2,486     $  2,463      $  1,979
                - multi-family.......................           128          ---           ---
                - non-residential....................           ---          410         1,884
                - construction.......................           ---          ---           ---
                - land...............................           928          ---           370
  Non-real estate - consumer.........................         4,615        4,013         4,261
                     - commercial business...........           842        2,814         1,608
                                                          ---------     --------       -------
         Total adjustable-rate.......................         8,999        9,700        10,102
                                                           --------     --------        ------
 Fixed rate:
  Real estate - one- to four-family..................         7,439        9,866        10,243
                - multi-family.......................           ---          344           ---
                - non-residential....................         1,885        2,748         1,050
                - construction.......................           351        1,110           664
                - land...............................           132          ---           176
  Non-real estate - consumer.........................         2,450        1,540         1,568
                     - commercial business...........           654          ---         2,118
                                                           --------  -----------       -------
         Total fixed-rate............................        12,911       15,608        15,819
                                                             ------      -------        ------
         Total loans originated......................        21,910       25,308        25,921
                                                             ------      -------        ------

Purchases:
---------
  Real estate - one- to four-family..................        3,078       20,408(1)    11,539(1)
                - multi-family.......................           ---          ---           459
                - non-residential....................           150          510           ---
                - construction.......................         1,557        2,910         1,306
  Non-real estate - consumer.........................           ---          ---           483
                     - commercial business...........         1,981          284           700
                                                            -------    ---------      --------
         Total loans purchased.......................         6,766       24,112        14,487
                                                            -------      -------        ------
         Total additions.............................        28,676       49,420        40,408
                                                             ------      -------        ------

         Total loans sold............................           ---          ---           ---
  Principal repayments...............................        22,831       32,297        27,756
                                                             ------      -------        ------
         Net before other items......................         5,845       17,123        12,652
                                                            -------
Increase (decrease) in other items, net..............           727         (975)           17
                                                           --------    ----------   ----------
         Net increase................................       $ 6,572      $16,148       $12,669
                                                            =======      =======       =======

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

         Loan Delinquencies. The following table sets forth loan delinquencies by type, by amount and by percentage nantin@kelleydrye.com of type at December 31, 2000.

                                                   Loans Delinquent For:
                           ----------------------------------------------------------------------
                                       60-89 Days                     90 Days and Over                  Total Delinquent Loans
                           ----------------------------------- ---------------------------------- ----------------------------------
                                                     Percent                           Percent                             Percent
                                                     of Loan                           of Loan                             of Loan
                                  Number    Amount  Category      Number    Amount     Category     Number    Amount      Category
                           ----------------------------------- ---------------------------------- ----------------------------------

                                                                (Dollars in Thousands)
Real Estate:
  One- to four-family......          9      $545         0.65%        6       $465        0.55%        15     $1,010         1.20%
  Multi-family.............      - - -     - - -        - - -     - - -      - - -       - - -      - - -      - - -        - - -
  Non-residential..........      - - -     - - -        - - -     - - -      - - -       - - -      - - -      - - -        - - -
  Construction.............      - - -     - - -        - - -         1        556       11.45%         1        556        11.45%
  Land.....................      - - -     - - -        - - -     - - -      - - -       - - -      - - -      - - -        - - -
Consumer...................          4        49         0.83%        7         67        1.14%        11        116         1.97%
Commercial business........          2       113         2.10%    - - -      - - -       - - -          2        113         2.10%
                                   ---       ---         ----     -----      -----       -----      -----     ------       ------

     Total.................         15      $707         0.62%       14     $1,088        0.96%        29     $1,795         1.58%
                                    ==      ====         ====        ==     ======       =====      =====     ======       ======

         Classified Assets. Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the Office of Thrift Supervision (the "OTS") to be of lesser quality, as "substandard," "doubtful" or "loss." An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are placed on a "watch list" by management.

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

         In connection with the filing of our periodic reports with the OTS and in accordance with our classification of assets policy, we regularly review the problem loans in our portfolio to determine whether any loans require classification in accordance with applicable regulations. On the basis of this review of our assets, at December 31, 2000, we had classified a total of $1.1 million of our loans and other assets of concern, as follows:

                           One- to Four-
                              Family         Construction       Consumer         Total
                          ------------------------------------------------------------
                                                    (In Thousands)

Substandard...............      $465            $406                $67           $938
Doubtful..................     - - -           - - -              - - -          - - -
Loss......................                       150(1)           - - -            150
                               -----           -----              -----          -----
                                $465            $556                $67         $1,088
                                ====            ====              ====          ======

(1)  The Bank has  established  a  specific  reserve  for  this  portion  of the construction  loan.  The balance of the loan is classified as  substandard.
     See "-- Construction Lending."

         Our classified assets consist of the (i) non-performing loans and (ii) loans and other assets of concern discussed herein. As of the date hereof, these asset classifications are consistent with those of the OTS and the FDIC.

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

                                                                           December 31,
                                                  ----------------------------------------------------------------

                                                     2000         1999          1998          1997         1996
                                                  ----------------------------------------------------------------
                                                                      (Dollars in Thousands)

Non-accruing loans:
  One- to four-family...........................     $465         $282          $314          $263         $269
  Multi-family..................................      ---          ---           ---           ---          ---
  Non-residential...............................      ---          ---           ---           ---          ---
  Construction..................................      406          479           ---           ---          ---
  Consumer......................................       67           11           161            45           36
  Commercial business...........................      ---          157           ---           ---          ---
                                                   ------          ---        ------       -------       ------
     Total......................................      938          929           475           308          305
                                                     ----          ---          ----         -----        -----

Accruing loans delinquent more than 90 days:
  Consumer......................................      ---          ---             8           ---          ---
                                                   ------       ------        ------       -------       ------
   Total........................................      ---          ---             8           ---          ---
                                                   ------       ------        ------        ------       ------

Foreclosed assets:
  One- to four-family...........................      ---          ---            23            27          ---
  Multi-family..................................      ---          ---           ---           ---          ---
  Non-residential...............................      ---          ---           ---           ---          ---
  Construction..................................      ---          ---           ---           ---          ---
  Consumer......................................      ---          ---           ---           ---          ---
  Commercial business...........................      ---          ---           ---           ---          ---
                                                   ------       ------        ------       -------       ------
     Total......................................      ---          ---            23            27           --
                                                   ------       ------         -----        ------       ------

Total non-performing assets.....................     $938         $929          $506          $335         $305
                                                     ====         ====          ====          ====         ====
Total as a percentage of total assets...........     0.69%        0.73%         0.43%         0.34%        0.35%
                                                     ====        =====          =====        =====         ====

         For the year ended December 31, 2000, gross interest income which would have been recorded had the non- accruing loans been current in accordance with their original terms amounted to $68,000.

         At December 31, 2000, there were no other loans, not on the table or discussed above, where known information about the possible credit problems of borrowers caused us to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

         Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on our evaluation of the probable losses in our loan portfolio and changes in the nature and volume of our loan activity. Such evaluation, which includes a review of all loans for which full collectibility may not be reasonably assured, considers among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan allowance. Although we believe we use the best information available to make such determinations, future adjustments to the allowance may be necessary, and net income could be significantly affected if circumstances differ substantially from the assumptions used in making the initial determinations. At December 31, 2000, we had an allowance for loan losses of $701,000.

         The following table sets forth an analysis of the allowance for loan losses.

                                                                    Year Ended December 31
                                             -----------------------------------------------------------------
                                                  2000         1999          1998          1997         1996
                                             -----------------------------------------------------------------
                                                                   (Dollars in Thousands)

Balance at beginning of period...........         $591          $507         $410          $355         $360

Charge-offs:
  One- to four-family....................          ---           ---          ---           ---          ---
  Multi-family...........................          ---           ---          ---           ---          ---
  Non-residential........................          ---           ---          ---           ---          ---
  Construction...........................          ---           ---          ---           ---          ---
  Consumer...............................           18            40            5            33            5
  Commercial business....................          ---           ---          ---           ---          ---
                                                ------        ------      -------       -------        -----
         Total charge-offs...............           18            40            5            33            5
                                                 -----         -----      -------        ------        -----

Recoveries:
  One- to four-family....................          ---           ---          ---           ---          ---
  Multi-family...........................          ---           ---          ---           ---          ---
  Non-residential........................          ---           ---          ---           ---          ---
  Construction...........................          ---           ---          ---           ---          ---
  Consumer...............................            4             5          ---            14          ---
  Commercial business....................          ---           ---          ---           ---          ---
                                                ------        ------      -------        ------        -----
        Total recoveries.................            4             5          ---            14          ---
                                                ------        ------      -------         -----        -----

Net charge-offs..........................          (14)          (35)          (5)          (19)          (5)
Additions charged to operations..........          124           119          102            74          ---
                                                 -----         -----       ------       -------     --------
Balance at end of period.................         $701          $591         $507          $410         $355
                                                  ====          ====         ====          ====         ====

Ratio of net charge-offs during the
 period to average loans outstanding
during the period........................         0.01%        0.04%         0.01%         0.03%         0.01%
                                                  ----         ====          ====         ====          ====

Ratio of net charge-offs during the               1.37%        4.62%        1.70%          4.15%         1.48%
                                                  ----         ====         ====           ====          ====
period to average non-performing

assets...................................

         The distribution of the allowance for losses on loans at the dates indicated is summarized as follows:

                                                                                                December 31,
                        -----------------------------------------------------------------------------------------------------------------------------
                                     2000                           1999                            1998                           1997
                        ------------------------------ ------------------------------- ------------------------------- ------------------------------

                                              Percent                         Percent                        Percent                         Percent
                                              of Loans                       of Loans                       of Loans                        of Loans
                                      Loan    in Each                 Loan    in Each                Loan    in Each                Loan     in Each
                         Amount of  Amounts   Category  Amount of   Amounts  Category   Amount of  Amounts  Category   Amount of   Amounts  Category
                         Loan Loss     by     to Total  Loan Loss      by    to Total   Loan Loss     by    to Total   Loan Loss     by     to Total
                         Allowance  Category   Loans    Allowance   Category   Loans    Allowance  Category   Loans    Allowance  Category    Loans
                        -----------------------------------------------------------------------------------------------------------------------------

                                                                                           (Dollars In Thousands)

One- to four-family      $  154    $ 84,349    74.09%   $  125    $ 82,210    76.11%    $  110    $ 63,369    69.69%  $   97    $ 51,567      64.71%
Multi-family                  7       2,189     1.92         7       2,144     1.98         12       2,446     2.69       12       4,010       5.03
Non-residential              29      10,156     8.92        26       8,775     8.12         26      10,370    11.40       25       8,376      10.51
Construction and land       236       5,895     5.18       136       4,911     4.55         19       3,749     4.12       28       5,714       7.18
Consumer                     61       5,881     5.17        46       4,981     4.61         71       5,392     5.93       45       5,104       6.40
Commercial business          47       5,377     4.72        74       4,999     4.63         56       5,607     6.17       49       4,916       6.17
Unallocated                 167          --       --       177          --       --        212          --       --      154          --         --
                                                                                                              -----    -----    --------     ------
     Total               $  701    $113,847   100.00%   $  591    $108,020   100.00%    $  506    $ 90,933   100.00%  $  410    $ 79,687     100.00%
                         ======    ========   ======    ======    ========   ======    =======    ========   ======   ======    ========     ======

                                 December 31,
                       ------------------------------
                                   1996
                       ------------------------------

                                             Percent
                                            of Loans
                                     Loan    in Each
                        Amount of   Amounts Category
                        Loan Loss     by    to Total
                        Allowance  Category   Loans
                       ------------------------------

                            (Dollars In Thousands)

One- to four-family       $  89    $ 43,669    63.41%
Multi-family                 10       3,259     4.73
Non-residential              26       8,806    12.79
Construction and land        23       4,623     6.72
Consumer                     45       4,989     7.24
Commercial business          35       3,519     5.11
Unallocated                 127          --      --
                          -----    --------   ------
     Total                $ 355    $ 68,865   100.00%
                          =====    ========   ======

Investment Activities

         Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, we have maintained liquid assets at levels above 5% and at levels believed adequate to meet the requirements of normal operations, including repayments of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. At December 31, 2000, our liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 10.89%. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in the Annual Report.

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

         Our general investment policy authorizes us to purchase investment grade municipal securities and, depending on market conditions, we may purchase such securities from time to time. We also invest, to a limited degree, in equity securities of other financial companies. At December 31, 2000, we did not own any securities of a single issuer which exceeded 10% of our retained earnings, other than U.S. government or federal agency obligations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in the Annual Report.

         Investment Securities. At December 31, 2000, investment securities totaled $6.5 million, or 4.78% of total assets. Included in this amount is $1.6 million investment in Federal Home Loan Bank ("FHLB")stock, which satisfies our requirement for membership in the FHLB of Indianapolis. It is our general policy to purchase investment securities which are U.S. Government securities or federal agency obligations or other issues that are rated investment grade or have credit enhancements. At December 31, 2000, the average term to maturity or repricing of the investment portfolio was 2.9 years.

         The following table sets forth the composition of our investment securities at the dates indicated.

                                                                                December 31,
                                                    --------------------------------------------------------------------
                                                             2000                   1999                   1998
                                                    --------------------------------------------------------------------
                                                       Book        % of       Book       % of        Book       % of
                                                       Value       Total      Value      Total       Value      Total
                                                    --------------------------------------------------------------------
                                                                           (Dollars in Thousands)

Investment securities held to maturity:
  FHLB stock                                      $1,624        25.03%      $1,383        16.00%     $1,334     13.52%
                                                  ------       ------       ------       ------      ------     ------

Investment securities available for sale:
  U.S. government securities                       3,680        56.72        5,124        59.28       5,901     59.82
  Municipal obligations                              101         1.56           94         1.09         102      1.03
  Government securities mutual fund                  147         2.26          134         1.55         134      1.36
                                                  ------       ------       ------       ------      ------    ------
                                                   3,928        60.54        5,352        61.92       6,137     62.21
                                                  ------       ------       ------       ------      ------    ------

Trading Securities:
  Thrift common stock mutual fund                     --           --          965        11.16         964      9.77
  General equity mutual fund                          --           --           --           --          57      0.58
  Common stock of other financial institutions       855        13.18          857         9.91       1,277     12.94
  Corporate debt securities                           81         1.25           87         1.01          96      0.98
                                                               ------       ------       ------      ------    ------
                                                     936        14.43        1,909        22.08       2,394     24.27
                                                  ------       ------       ------       ------      ------    ------
     Total investment securities                  $6,488       100.00%      $8,644       100.00%     $9,865    100.00%
                                                  ======       ======       ======       ======      ======    ======

Average remaining life of debt investment
 securities                                            2.9 years                 3.2 years               3.9 years

Other interest-earning assets:
  Interest-bearing deposits with banks             1,085       100.00%       1,278       100.00%     $5,887    100.00%
  Money market mutual fund                            --           --           --           --          --        --
                                                                            ------       ------      ------    ------
     Total                                        $1,085       100.00%      $1,278       100.00%     $5,887    100.00%
                                                  ======       ======       ======       ======      ======    ======

          The composition and maturities of the investment securities portfolio, excluding FHLB stock and equity securities as of December 31, 2000, are indicated in the following table.

                                               Less Than     1 to 5        5 to 10       Over
                                                1 Year        Years         Years      10 Years   Total Investment Securities
                                             ---------------------------------------------------------------------------------

                                              Book Value   Book Value    Book Value   Book Value    Book Value    Fair Value
                                             ---------------------------------------------------------------------------------
                                                                           (Dollars in Thousands)

U.S. government securities                      $  502        $3,178      $   --        $   --          $3,680        $3,680
Municipal obligation                                --            --         101            --             101           101
Corporate debt securities                           --            --          --            81              81            81
                                                ------        ------      ------        ------          ------        ------

Total investment securities (excluding FHLB
stock and equity securities)                    $  502        $3,178      $  101        $   81          $3,862        $3,862
                                                ======        ======      ======        ======          ======        ======

Weighted average yield                            5.87%         6.08%       4.75%         8.95%           6.09%           --

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

         All of our mortgage-backed securities at December 31, 2000, are backed by federal agencies or government corporations. Accordingly, we believe that the mortgage-backed securities are generally resistant to credit problems.

         The following table sets forth the composition of our mortgage-backed securities at the dates indicated.

                                                                             December 31,
                                                  -------------------------------------------------------------------
                                                           2000                   1999                  1998
                                                  -------------------------------------------------------------------

                                                     Book       % of        Book       % of       Book        % of
                                                     Value      Total       Value      Total      Value      Total
                                                  -------------------------------------------------------------------
                                                                        (Dollars in Thousands)
Mortgage-backed securities available for sale:
  GNMA                                              $  984      28.74      $  374      20.02     $  489       18.46%
  FNMA                                                  35       1.02          41       2.20         53        2.00
  FHLMC                                              2,405      70.24       1,453      77.78      2,107       79.54
                                                    ------     ------      ------     ------     ------      ------

     Total mortgage-backed                          $3,424     100.00%     $1,868     100.00%    $2,649      100.00%
                                                    ======     ======      ======     ======     ======      ======
       securities

         The following table shows mortgage-backed and related securities, sale and repayment activities for the periods indicated. There were no mortgage-backed securities purchases during such periods.

                                                           Year Ended December 31,
                                                 -------------------------------------------

                                                        2000          1999         1998
                                                 -------------------------------------------
                                                            (Dollars in Thousands)

Purchases:
---------
  Adjustable-rate................................    $     ---       $   ---      $   ---
  Fixed-rate.....................................        2,264           ---          ---
                                                        ------       -------      -------
         Total purchases.........................        2,264           ---          ---
                                                        ------       -------      -------

Sales and Repayments:
--------------------
         Total sales.............................          364           ---          ---
                                                       -------       -------      -------
  Principal repayments...........................          360           720          847
                                                       -------         -----        -----
         Total reductions........................         (724)         (720)        (847)
  Increase (decrease) in other items, net........           16           (61)           2
                                                      --------        ------      -------
         Net increase (decrease).................       $1,556         $(781)       $(845)
                                                        ======         =====        =====

         The following table sets forth the contractual maturities of our mortgage-backed securities at December 31, 2000. These securities are anticipated to be repaid well in advance of their contractual maturities as a result of mortgage loan payments. The amounts set forth below represent principal balances only and do not include premiums, discounts and fair value adjustments.

                                                                                               December 31, 2000
                                                    Due in                                    Balance Outstanding
                                    -------------------------------------------------------------------------------
                                       1 to        5 to 10      10 to 20       Over 20
                                      5 Years       Years         Years         Years        Fixed      Adjustable
                                    -------------------------------------------------------------------------------

                                                                 (Dollars in Thousands)

GNMA................................   $  91        $  56       $1,061          $1,200       $2,408         $ --
FNMA................................      --           --           35              --           --           35
FHLMC...............................      --           --           --             981          981           --
                                      ------      -------        -----        --------     --------     --------

     Total..........................   $  91        $  56       $1,096          $2,181       $3,389        $  35
                                       =====        =====       ======          ======       ======        =====

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

         The following table sets forth the savings flows during the periods indicated.

                                                      Year Ended December 31,
                                             -----------------------------------------
                                                   2000         1999           1998
                                             -----------------------------------------
                                                         (Dollars in Thousands)

Opening balance.............................       $88,945      $78,997       $71,700
Deposits....................................       190,652      171,722       151,006
Withdrawals.................................      (193,386)    (164,716)     (143,774)
Sale of deposit accounts                               ---          ---        (2,703)
Interest credited...........................         3,501        2,942         2,768
                                                 ---------    ---------     ---------

Ending balance..............................       $89,712      $88,945       $78,997
                                                   =======      =======       =======

Net increase................................     $     767      $ 9,948       $ 7,297
                                                 =========      =======       =======

Percent increase............................          0.86%      12.59%        10.18%
                                                      ====       =====         =====

         The following table sets forth the dollar amount of savings deposits in the various types of deposit programs we offer as of the dates indicated.

                                                                                       December 31,
                                                     -------------------------------------------------------------------------------
                                                                2000                       1999                       1998
                                                     -------------------------------------------------------------------------------
                                                                     Percent                    Percent                    Percent
                                                        Amount      of Total       Amount      of Total       Amount      of Total
                                                     -------------------------------------------------------------------------------
                                                                                  (Dollars in Thousands)

Transactions and Savings Deposits:
---------------------------------
Commercial Demand (0.00%(1))................            $1,198         1.34%        $1,229         1.38%     $     794        1.01%
Passbook Accounts (2.75%(1))................            14,097        15.71         14,960        16.82         15,143       19.17
NOW Accounts (1.90%(1)).....................             6,820         7.60          7,375         8.29          6,610        8.37
Money Market Accounts (3.25%(1))............             2,852         3.18          3,372         3.79          3,773        4.78
                                                       -------       ------        -------       ------        -------     -------

Total Non-Certificates......................            24,967        27.83         26,936        30.28         26,320       33.32
                                                        ------       ------         ------       ------         ------      ------

Certificates:
------------
 4.01 - 5.00%...............................             3,917         4.37         17,354        19.51          9,036       11.44
 5.01 - 6.00%...............................            20,819        23.21         42,042        47.27         39,206       49.63
 6.01 - 7.00%...............................            38,784        43.23          2,507         2.82          3,822        4.84
 7.01 - 9.00%...............................             1,225         1.36            106         0.12            613        0.78
                                                       -------      -------    -----------      -------    -----------     -------

Total Certificates..........................            64,745        72.17         62,009        69.72         52,677       66.68
                                                       -------       ------        -------      -------       --------      ------
Total Deposits..............................           $89,712       100.00%       $88,945       100.00%       $78,997      100.00%
                                                       =======       ======        =======       ======        =======      ======

-------------------
(1) Rates in effect at December 31, 2000.

         The following table shows rate and maturity information for our certificates of deposit as of December 31, 2000.

                                       4.01-         5.01-       6.01-                      Percent
                                       5.00%         6.00%       9.00%        Total        of Total
                                  -------------------------------------------------------------------

                                                      (Dollars in Thousands)
Certificate account maturing
in quarter ending:
------------------
March 31, 2001.................       $ 2,419    $   5,037    $      248  $     7,704         11.90%
June 30, 2001..................           548        5,109         4,246        9,903         15.29
September 30, 2001.............           169        1,701        13,617       15,487         23.92
December 31, 2001..............           279        1,706         3,917        5,902          9.12
March 31, 2002.................           137        5,388         7,138       12,663         19.56
June 30, 2002..................            47          580         6,712        7,339         11.34
September 30, 2002.............            53          330         2,849        3,232          4.99
December 31, 2002..............           ---          281           289          570          0.88
March 31, 2003.................            35          218           138          391          0.60
June 30, 2003..................             2          300            85          387          0.60
September 30, 2003.............            24           14           191          229          0.35
December 31, 2003..............            40          ---           201          241          0.37
Thereafter.....................           164          155           378          697          1.08
                                   ---------- ------------   ----------- ------------       -------

   Total.......................     $   3,917   $   20,819      $ 40,009   $   64,745        100.00%
                                    =========   ==========      ========   ==========        ======

   Percent of total............          6.05%       32.16%        61.79%      100.00%
                                    ========== ============   ===========  ===========

         The following table indicates the amount of our certificates of deposit and other deposits by time remaining until maturity as of December 31, 2000.

                                                                              Maturity
                                                 -----------------------------------------------------------------
                                                                   Over         Over
                                                   3 Months       3 to 6       6 to 12        Over
                                                    or Less       Months       Months       12 months     Total
                                                 -----------------------------------------------------------------
                                                                       (Dollars in Thousands)

Certificates of deposit less than $100,000.......    $5,587       $8,595      $18,303       $21,363      $53,848

Certificates of deposit of $100,000 or more......     2,117        1,308        3,086         4,386       10,897
                                                    -------       ------       ------        ------      -------

Total certificates of deposit....................    $7,704       $9,903      $21,389       $25,749      $64,745
                                                     ======       ======      =======       =======      =======

          Borrowings. We may obtain advances from the Federal Home Loan Bank of Indianapolis upon the security of our capital stock in the Federal Home Loan Bank of Indianapolis and certain of our mortgage loans and mortgage-backed securities. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. At December 31, 2000, we had $31.1 million in Federal Home Loan Bank advances outstanding. During recent years, we have utilized short-term borrowings, most of which have maturities of 12 to 36 months in order to fund loan demand. See "Management Discussion and Analysis - Asset/Liability Management" in the Annual Report.

         The following table sets forth the maximum month-end balance and average balance of Federal Home Loan Bank advances, securities sold under agreements to repurchase and other borrowings for the periods indicated.

                                                                     Year Ended December 31,
                                                          -------------------------------------------------
                                                               2000          1999           1998
                                                          --------------------------------------------------
                                                                    (Dollars in Thousands)
Maximum Balance:
----------------
  FHLB advances ................................              $31,108        $25,676        $25,683
  Securities sold under agreements to repurchase                   --             --             --
  Other borrowings .............................                   --             --             --

Average Balance:
----------------
  FHLB advances ................................              $24,398        $23,051        $18,663
  Securities sold under agreements to repurchase                   --             --             --
  Other borrowings .............................                   --             --             --

         The following table sets forth certain information as to our borrowings at the dates indicated.

                                                                           December 31,
                                                             ---------------------------------------------
                                                                2000            1999            1998
                                                             ---------------------------------------------

                                                                       (Dollars in Thousands)

Federal Home Loan Bank advances...........................      $31,108         $24,676        $21,683
Securities sold under agreements to repurchase............           --              --             --
Other borrowings..........................................           --              --             --
                                                              ---------         -------        -------

     Total borrowings.....................................      $31,108         $24,676        $21,683
                                                                =======         =======        =======

Weighted average interest rate of Federal Home
Loan Bank advances........................................        6.08%           5.67%          5.65%

Weighted average interest rate of securities sold
 under agreements to repurchase...........................          --%             --%            --%

Weighted average interest
 rate of other borrowings.                                          --%             --%            --%

Service Corporations

         We have one wholly owned subsidiary service corporation, NIFCO, Inc., and one second tier subsidiary service corporation, Ridge Management, Inc. which is owned by NIFCO. NIFCO sells annuities and securities. At December 31, 2000, we had an equity investment in NIFCO of $33,000. For the year ended December 31, 2000, NIFCO recorded net income of $3,000. In the past, Ridge Management engaged in lending and investment activity, although it is currently essentially inactive. For the year ended December 31, 2000, Ridge Management had no activity.

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

         Our general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At December 31, 2000, our lending limit under this restriction was approximately $1.3 million. At December 31, 2000, we had no loans in excess of our loans-to-one-borrower limit.

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

         The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of core capital to risk-weighted assets of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy, pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC semi-annually. At December 31, 2000, American Savings was classified as a well-capitalized institution.

         The current premium schedule for Bank Insurance Fund and Savings Association Insurance Fund insured institutions ranged from 0 to 27 basis points. However, Savings Association Insurance Fund insured institutions and Bank Insurance Fund insured institutions are required to pay a Financing Corporation assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. For the quarter ended December 31, 2000, this amount was equal to 2.02 basis points for each $100 in domestic deposits for Savings Association Insurance Fund members and Bank Insurance Fund insured institutions. These assessments, which may be revised based upon the level of Bank Insurance Fund and Savings Association Insurance Fund deposits, will continue until the bonds mature in 2017 through 2019.

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

         The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). At December 31, 2000, American Savings had tangible capital of $8.9 million, or 6.66% of adjusted total assets, which is approximately $6.9 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date. At December 31, 2000, American Savings did not have any intangible assets.

         The capital standards also require core capital equal to at least 3% to 4% of adjusted total assets, depending on an institution's supervisory rating. Core capital generally consists of tangible capital. At December 31, 2000, we had core capital equal to $8.9 million, or 6.66% of adjusted total assets, which is $4.9 million above the minimum leverage ratio requirement of 3% as in effect on that date.

         The Office of Thrift Supervision risk-based capital requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital.

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

         On December 31, 2000, we had total risk-based capital of approximately $9.4 million, including $8.9 million in core capital and $551,000 in qualifying supplementary capital, and risk-weighted assets of $78.3 million, or total capital of 12.01% of risk-weighted assets. This amount was $3.1 million above the 8% requirement in effect on that date.

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

         American Savings may make a capital distribution without the approval of the Office of Thrift Supervision provided we notify the Office of Thrift Supervision, 30 days before we declare the capital distribution and we meet the following requirements: (i) we have a regulatory rating in one of the two top examination categories, (ii) we are not of supervisory concern, and will remain adequately- or well- capitalized, as defined in the Office of Thrift Supervision prompt corrective action regulations, following the proposed distribution, and (iii) the distribution does not exceed our net income for the calendar year-to- date plus retained net income for the previous two calendar years (less any dividends previously paid). If we do not meet the above stated requirements, we must obtain the prior approval of the Office of Thrift Supervision before declaring any proposed distributions.

         Qualified Thrift Lender Test. All savings institutions are required to meet a qualified thrift lender test to avoid certain restrictions on their operations. This test requires a savings institution to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings institutions may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, these assets primarily consist of residential housing related loans and investments. At December 31, 2000, American Savings met the test and has always met the test since its effectiveness. American Savings’ qualified thrift lender percentage was 93.64% at December 31, 2000.

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

         Transactions with Affiliates. Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms as favorable to the association or subsidiary as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the associations' capital. Affiliates of American Savings include AMB Financial and any company which is under common control with American Savings. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. The Office of Thrift Supervision has the discretion to treat subsidiaries of savings associations as affiliates on a case by case basis.

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

         Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain noninterest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At December 31, 2000, American Savings was in compliance with these reserve requirements.

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

         As a member, American Savings is required to purchase and maintain a minimum amount of stock in the Federal Home Loan Bank of Indianapolis. At December 31, 2000, American Savings had $1.6 million in Federal Home Loan Bank stock, which was in compliance with this requirement. In past years, American Savings has received substantial dividends on our Federal Home Loan Bank stock. For the fiscal year ended December 31, 2000, dividends paid by the Federal Home Loan Bank of Indianapolis to American Savings totaled $115,000, which constitutes a $7,300 increase from the amount of dividends received in fiscal 1999. Over the past five fiscal years these dividends have averaged 8.02% and were 8.25% for fiscal 2000.

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

         To the extent earnings appropriated to a savings institution's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the institution's supplemental reserves for losses on loans, such excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of December 31, 2000, American Savings' excess for tax purposes totaled approximately $1.9 million.

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

         We attract all of its deposits through our branch offices, primarily from the communities in which those branch offices are located; therefore, competition for those deposits is principally from other savings institutions, commercial banks, securities firms, money market and mutual funds and credit unions located in the same communities. Our ability to attract and retain deposits depends on our ability to provide an investment opportunity that satisfies the requirements of investors. We compete for these deposits by offering a variety of deposit accounts at competitive rates, convenient business hours and a customer oriented staff. As of December 31, 2000, our estimated market share of savings deposits in the Gary- Hammond, Indiana MSA market area to be approximately 1.39%.

Employees

         At December 31, 2000, we had a total of 31 employees, including 5 part-time employees. Our employees are not represented by any collective bargaining group. We consider employee relations to be good.

Item 2.  Description of Property

         We conduct business at its main office located in Munster, Indiana. The following table sets forth information relating to each of our properties as of December 31, 2000.

                                                Total
                                   Owned     Approximate
                       Year         or         Square        Book Value at
Location             Acquired     Leased       Footage     December 31, 2000
--------------------------------------------------------------------------------
                                                         (Dollars in Thousands)
Main Office:

8230 Hohman Avenue     1963        Owned        8,400                 $58,000
Munster, Indiana

Branch Offices:

1001 Main Street       2000        Owned        2,800              $1,799,000
Dyer, Indiana(1)

4521 Hohman Avenue     1983        Owned        1,600                  42,000
Hammond, Indiana

         We believe that current facilities are adequate to meet our present and foreseeable needs, subject to possible future expansion.

         We maintain an on-line data base with a service bureau servicing financial institutions. The net book value of the data processing and computer equipment utilized at December 31, 2000 was $174,000. ____________________

1.     On October 31, 2000 we purchased the entire property. Our branch office occupies 2,800 square feet of the building. The balance of the property is leased.

Item 3.  Legal Proceedings

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

Item 4.   Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders, through the solicitation of proxies, during the quarter ended December 31, 2000.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

         Page 45 of the Annual Report is herein incorporated by reference.

Item 6.  Management's Discussion and Analysis or Plan of Operation

         Pages 5 through 15 of the Annual Report are herein incorporated by reference.

Item 7.   Financial Statements

         The following information appearing in the Annual Report is incorporated herein by reference.

                                                                                                        Pages in
                                                                                                         Annual
                                       Annual Report Section                                             Report
------------------------------------------------------------------------------------------------     --------------

Report of Independent Certified Public Accountants.................................................        16

Consolidated Balance Sheets (December 31, 2000 and 1999)...........................................        17
Consolidated Statements of Earnings (For the Years Ended December 31, 2000
  and 1999)........................................................................................        18

Consolidated Statements of Stockholders' Equity (For the Years Ended December 31,
2000 and 1999).....................................................................................        19

Consolidated Statements of Cash Flows (For the Years Ended December 31, 2000
  and 1999)........................................................................................        20

Notes to Consolidated Financial Statements.........................................................        21

         With the exception of the aforementioned information in Part II of the Form 10-KSB, the Annual Report is not deemed filed as part of this annual report on Form 10-KSB.

Item 8.   Changes in and Disagreements With Accountants on Accounting
and Financial Disclosure

         There has been no Current Report on Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change in accountants and/or reporting disagreements on any matter of accounting principle or financial statement disclosure.

PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
Compliance with Section 16(a) of the Exchange Act

Directors

         Information concerning the directors of AMB Financial is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders to be held in 2001, a copy of which will be filed not later than 120 days after the close of fiscal year.

Executive Officers

         Information concerning the executive officers of AMB Financial who are not directors is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders to be held in 2001, a copy of which will be filed not later than 120 days after the close of fiscal year.

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

         To the best of our knowledge, based solely upon information provided to us by our directors, officers and greater than 10% beneficial owners, all Section 16(a) filing requirements applicable to such persons were complied with during the fiscal year ended December 31, 2000. However, John Pastrick inadvertently failed to file a Form 4 transaction on or about October, 2000. Mr. Pastrick intends to correct this delinquent filing by filing a Form 4 as soon as practicable.

Item 10.   Executive Compensation

         Information concerning executive compensation is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders to be held in 2001, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 11.   Security Ownership of Certain Beneficial Owners and Management

         Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from our definitive proxy statement for the annual meeting of stockholders to be held in 2001, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.   Certain Relationships and Related Transactions

         Information concerning certain relationships and transactions is incorporated herein by reference from our definitive proxy statement for the annual meeting of stockholders to be held in 2001, a copy of which will be filed not later than 120 days after the close of the fiscal year.

PART IV

Item 13.  Exhibits and Reports on 8-K

         (a)      Exhibits:

                                                                                                  Reference to
                                                                                                  Prior Filing
                                                                                                   or Exhibit
      Regulation                                                                                     Number
     S-B Exhibit                                                                                    Attached
        Number                                         Document                                      Hereto
--------------------------------------------------------------------------------------------------------------

          2           Plan of acquisition, reorganization, arrangement, liquidation or succession     None
         3(i)         Certificate of Incorporation...............................................       *
        3(ii)         Bylaws.....................................................................       *
          4           Instruments defining the rights of security holders, including indentures..       *
          9           Voting trust agreement.....................................................     None
          10          Material contracts:
                      1996 Stock Option and Incentive Plan.......................................      **
                      Recognition and Retention Plan.............................................      **
                      Employee Stock Ownership Plan..............................................       *
                      Employee Severance Compensation Plan.......................................       *
                      Employment Agreements......................................................       *
                      Second Executive Deferred Compensation Plan................................      ***
                      Trust Agreement for the Compensation Agreement.............................      ***
          11          Statement re: computation of per share earnings............................     ****
          13          Annual report to security holders..........................................      13
          16          Letter on change in certifying accountant..................................     None
          18          Letter on change in accounting principles..................................     None
          21          Subsidiaries of registrant.................................................      21
          22          Published report regarding matters submitted to vote.......................     None
          23          Consent of experts and counsel.............................................      23
          24          Power of attorney.......................................................... Not required
          99          Additional Exhibits........................................................     None

--------------------

*        Filed  on  December  29,  1995  as  an  exhibit  to  the   Registrant's
         Registration Statement No. 33-80991 on Form S-1. All of such previously
         filed  documents  are  hereby   incorporated  herein  by  reference  in
         accordance with Item 601 of Regulation S-B.
**       Filed on September 12, 1996,  under Schedule 14A, as an appendix to the
         Registrant's  definitive  proxy  materials and  incorporated  herein by reference.
***      Filed on March 31, 1999 as an exhibit to the Registrant's Annual Report on Form 10-KSB and incorporated herein by reference.
****     See Note A of the Notes to the Consolidated Financial Statements in the
         Annual Report attached hereto as Exhibit 13.

         (b)      Reports on Form 8-K:

         During the quarter ended December 31, 2000, we did not file any Current
Reports on Form 8-K.

SIGNATURES

       In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMB FINANCIAL CORPORATION

Date:    March 14, 2001        By: /s/ Clement B. Knapp, Jr.
                                   ---------------------------------------------
                                   Clement B. Knapp, Jr., Chairman of the Board,
                                   President and Chief Executive Officer
                                     (Duly Authorized Representative)

         Pursuant to the  requirements  of the Securities  Exchange Act of 1934, this  Report has been  signed  below by the  following  persons on behalf of the
Registrant and in the capacities and on the dates indicated.

By: /s/ Clement B. Knapp, Jr.                              By:   /s/ Daniel T. Poludniak,
   --------------------------------------------                  --------------------------------------
   Clement B. Knapp, Jr., Chairman of the Board,                 Daniel T. Poludniak, Vice-President,
   President and Chief Executive Officer                         Treasurer and Chief Financial Officer
     (Principal Executive and Operating                          (Principal Financial and Accounting
     Officer)                                                      Officer)

Date:    March 14, 2001                                    Date:    March 14, 2001

By:      /s/ Donald L. Harle                               By:   /s/  Ronald W. Borto
         --------------------------------------                  ------------------------------
         Donald L. Harle, Director                               Ronald W. Borto, Director

Date:    March 14, 2001                                    Date:    March 14, 2001

By:      /s/ John G. Pastrick, Director                    By:   /s/ John C. McLaughlin
         --------------------------------------                  -------------------------------
         John G. Pastrick, Director                              John C. McLaughlin, Director

Date:    March 14, 2001                                    Date:    March 14, 2001

By:      /s/ Robert E. Tolley
        ---------------------------------------
         Robert E. Tolley, Director

Date:    March 14, 2001

                                Index to Exhibits

  Exhibit No.                              Document
--------------    -----------------------------------------------
     13            Annual Report
     21            Subsidiaries of the Registrant
     23            Consent of Cobitz, VandenBerg & Fennessy