Form 10-Q
period 2001-03-31
AMB FINANCIAL CORP
filed 2001-05-02
CIK 915393

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

       Check whether the issuer (1) has filed all reports required to be iled by Section 130 or 15 (d) of the Securities Exchange Act of 1934 during the receding 12 months (or for such shorter period that the registrant was required o file such reports), and (2) has been subject to such filing requirements for he past 90 days. Yes [X]    No [_]

       As of April 27, 2001 there were 1,124,125 shares of the Registrant's common stock issued and 869,163 shares outstanding.

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
                    March 31, 2001 (Unaudited) and December 31, 2000

                    Consolidated Statements of Earnings for the three
                     months ended March 31, 2001 and 2000
                    (unaudited)                                                4

                    Consolidated Statements of Changes in                      5
                    Stockholders Equity, three months ended
                    March 31, 2001 (unaudited)

                    Consolidated Statements of Cash Flow for the
                    three months ended March 31, 2001 and 2000
                    (unaudited)                                                6

                    Notes to Unaudited Consolidated Financial Statements      7-8

          Item 2.   Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                     9-17

Part II.        OTHER INFORMATION                                            18-19

                    Signatures                                                20

                    Index of Exhibits                                         21

                    Earnings Per Share Analysis (Exhibit 11)                  22

                    Financial Data Schedule (Exhibit 27)                      23

AMB FINANCIAL CORP.
AND SUBSIDIARIES

Consolidated Statements of Financial Condition

                                                                                    March 31,            December 31,
                                                                                      2001                   2000
                                                                                      ----                   ----
                                                                                   unaudited
Assets

Cash and amounts due from depository institutions                                    3,200,311            3,529,829
Interest-bearing deposits                                                            4,144,178            1,084,703
                                                                                  ------------         ------------
     Total cash and cash equivalents                                                 7,344,489            4,614,532
Investment securities, available for sale, at fair value                             3,978,014            3,928,311
Trading securities                                                                     983,855              936,159
Mortgage backed securities, available for sale, at fair value                        3,346,331            3,423,944
Loans receivable (net of allowance for loan losses:
     $678,613 at March 31, 2001 and
     $701,173 at December 31, 2000)                                                114,811,249          112,482,467
Investment in LTD Partnership                                                        1,213,472            1,233,772
Stock in Federal Home Loan Bank of Indianapolis                                      1,624,400            1,624,400
Accrued interest receivable                                                            750,857              720,970
Office properties and equipment- net                                                 2,218,317            2,251,267
Prepaid expenses and other assets                                                    4,759,579            4,483,022
                                                                                  ------------         ------------

     Total assets                                                                  141,030,563          135,698,844
                                                                                  ============         ============

Liabilities and Stockholders' Equity

Liabilities

Deposits                                                                            97,838,720           89,711,720
Borrowed money                                                                      28,608,134           31,108,134
Notes Payable                                                                        1,244,860            1,260,088
Advance payments by borrowers for taxes and insurance                                  704,108              468,264
Other liabilities                                                                    1,599,050            1,651,287
                                                                                  ------------         ------------
     Total liabilities                                                             129,994,872          124,199,493
                                                                                  ------------         ------------

Stockholders' Equity

Preferred stock, $.01 par value; authorized
     100,000 shares; none outstanding                                                       --                   --
Common Stock, $.01 par value; authorized 1,900,000 shares;
     1,686,169 shares issued and 869,163 shares outstanding
    at March 31, 2001 and  939,475 shares at December 31, 2000                          16,862               16,862
Additional paid- in capital                                                         10,829,444           10,822,244
Retained earnings, substantially restricted                                          8,546,610            8,404,133
Accumulated other comprehensive income, net of income taxes                            126,785               68,462
Treasury stock, at cost (817,006 shares at March 31, 2001 and
746,694 December 31, 2000)                                                          (7,966,818)          (7,266,212)
Common stock acquired by Employee Stock Ownership Plan                                (449,650)            (449,650)
Common stock awarded by Recognition and Retention Plan                                 (67,542)             (96,488)
                                                                                  ------------         ------------
     Total stockholders' equity                                                     11,035,691           11,499,351
                                                                                  ------------         ------------

Total liabilities and stockholders' equity                                         141,030,563          135,698,844
                                                                                  ============        =============

See accompanying notes to consolidated financial statements.

AMB FINANCIAL CORP.
AND SUBSIDIARIES

Consolidated Statements of Earnings

                                                     Three Months           Three Months
                                                        Ended                  Ended
                                                       March 31,             March 31,
                                                     -------------          -----------
                                                         2001                  2000
                                                         ----                  ----
                                                       unaudited            unaudited

Interest income
     Loans                                             2,260,655            2,007,176
     Mortgage-backed securities                           61,939               34,504
     Investment securities                                59,676               83,218
     Interest-bearing deposits                            45,708               26,308
     Dividends on FHLB stock                              32,043               27,519
                                                      ----------           ----------
          Total interest income                        2,460,021            2,178,725
                                                      ----------           ----------

Interest expense
     Deposits                                          1,230,242              984,588
     Borrowings                                          439,397              358,146
                                                      ----------           ----------
          Total interest expense                       1,669,639            1,342,734
                                                      ----------           ----------

          Net interest income before
            provision for loan losses                    790,382              835,991
Provision for loan losses                                 35,602               31,813
                                                      ----------           ----------
          Net interest income after
            provision for loan losses                    754,780              804,178
                                                      ----------           ----------

Non-interest income:
     Loan fees and service charges                        28,694               20,354
     Commission income                                    37,717                7,569
     Deposit related fees                                 97,960               80,985
     Loss on sale of  investment securities
       available for sale                                     --               (7,246)
     Unrealized gain on trading
      securities                                          47,696               17,442
     Loss from investment
      in limited partnership                             (20,300)             (21,668)
     Loss on disposition of fixed asset                       --               (7,822)
     Other income                                        116,350               45,205
                                                      ----------           ----------
          Total non-interest income                      308,117              134,819
                                                      ----------           ----------

Non-interest expense:
     Staffing costs                                      392,062              382,491
     Advertising                                          14,109               14,161
     Occupancy and equipment expense                     114,029               83,498
     Data processing                                     114,861               98,925
     Federal deposit insurance premiums                    4,706                4,362
     Other operating expenses                            181,065              138,212
                                                      ----------           ----------
          Total non-interest expense                     820,832              721,649
                                                      ----------           ----------

Net income before income taxes                           242,065              217,348
Provision for federal and state income taxes              49,697               43,303
                                                      ----------           ----------

          Net income                                     192,368              174,045
                                                      ==========           ==========

Earnings per share- basic                             $     0.23           $     0.19
Earnings per share- diluted                           $     0.23           $     0.19

See accompanying notes to consolidated financial statements.

AMB FINANCIAL CORP.
AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity
Unaudited

                                                                              Accumulated                    Common      Common
                                                  Additional                     Other                       Stock        Stock
                                        Common     Paid-in       Retained    Comprehensive     Treasury     Acquired     Awarded
                                        Stock      Capital       Earnings       Income           Stock       by ESOP      by RRP         Total
                                     ----------  ------------  ------------  ---------------  ------------  -----------  ----------   -----------

Balance at December 31, 2000        $   16,862    10,822,244     8,404,133           68,462    (7,266,212)    (449,650)    (96,488)   11,499,351
                                     ----------  ------------  ------------  ---------------  ------------  -----------  ----------   -----------

Comprehensive income:
  Net income                                                       192,368                                                               192,368
  Other comprehensive income,
      net of  income taxes:
     Unrealized holding (loss)
       during the period                                                             58,323                                               58,323
                                                               ------------  ---------------                                          -----------
Total comprehensive income                                         192,368           58,323                                              250,691

Purchase of treasury stock
     (70,312 shares)                                                                             (700,606)                              (700,606)
Amortization of award of
    RRP stock                                                                                                               28,946        28,946
ESOP compensation adjustment                           7,200                                                                               7,200
Dividends declared on
    common stock ($.06 per share)                                  (49,891)                                                              (49,891)
                                     ----------  ------------  ------------  ---------------  ------------  -----------  ----------   -----------

Balance at March 31, 2001           $    16,862    10,829,444     8,546,610          126,785    (7,966,818)    (449,650)    (67,542)  11,035,691
                                     ==========  ============  ============  ===============  ============  ===========  ==========   ===========

See accompanying notes to consolidated financial statements.

AMB FINANCIAL CORP.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

                                                                     Three Months Ending March 31,
                                                                 --------------------------------------
                                                                    2001                       2000
                                                                 -----------                -----------
                                                                               (unaudited)

Cash flows from operating activities:
  Net income                                                      $    192,368                174,045
   Items not requiring (providing) cash:
    Depreciation                                                        49,570                 37,123
    Amortization of cost of stock benefit plans                         28,946                 28,946
    Amoritization of premiums and accretion of discounts                 3,669                  8,031
     Provision for loan losses                                          35,602                 31,813
     Increase in deferred compensation                                  22,293                 20,694
     ESOP compensation                                                   7,200                  7,200
     Loss on sale of investment securities
       available for sale                                                   --                  7,246
     Unrealized gain on trading securities                             (47,696)               (17,442)
     Loss from limited partnership                                      20,300                 21,668
     Loss on disposal of fixed assets                                       --                  7,822
     Increase in deferred income on loans                                6,956                  4,616
     Increase in accrued interest receivable                           (29,887)               (41,946)
     Increase in accrued interest payable                               21,154                 19,667
     Change in current and deferred income taxes                        14,296                 18,303
     Other, net                                                       (425,420)               (42,351)
                                                                  ------------           ------------

Net cash provided by (for) operating activities                       (100,649)               285,435
                                                                  ------------           ------------

Cash flows from investing activities:
     Proceeds from sales of investment securities                           --                302,156
     Purchase of investment securities                                  (2,033)                (1,850)
     Proceeds from repayments of mortgage-backed
       securities                                                      123,480                 80,763
     Proceeds from sale of mortgage-backed securities                       --                361,625
     Purchase of mortgage-backed securities                                 --               (995,936)
     Purchase of loans                                              (5,663,402)              (687,500)
     Loan disbursements                                             (2,767,843)            (3,613,023)
     Loan repayments                                                 6,059,905              5,064,574
     Property and equipment expenditures, net                          (16,620)              (140,809)
                                                                  ------------           ------------

Net cash provided by (for) investing activities                     (2,266,513)               370,000
                                                                  ------------           ------------

Cash flows from financing activities:
     Deposit account receipts                                       48,363,435             41,036,098
     Deposit account withdrawals                                   (41,268,273)           (39,874,909)
     Interest credited to deposits                                   1,031,838                815,670
     Proceeds from borrowed money                                    2,500,000                     --
     Repayment of borrowed money                                    (5,000,000)                    --
     Reypayment of notes payable                                       (15,228)                    --
     Increase in advance payments by borrowers
      for taxes and insurance                                          235,844                267,291
     Purchase of teasury stock                                        (700,606)              (742,081)
     Dividends paid on common stock                                    (49,891)               (49,406)
                                                                  ------------           ------------

Net cash provided by financing activities                            5,097,119              1,452,663
                                                                  ------------           ------------

Net change in cash and cash equivalents                              2,729,957              2,108,098

Cash and cash equivalents at beginning of period                     4,614,532              5,457,738
                                                                  ------------           ------------

Cash and cash equivalents at end of period                        $  7,344,489              7,565,836
                                                                  ============           ============

Supplemental disclosure of cash flow information:
Cash paid during the period
  for:
     Interest                                                     $  1,648,485              1,323,067
     Income taxes                                                       25,000                 25,000

See accompanying notes to consolidated financial statements.

AMB FINANCIAL CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.      Statement of Information Furnished

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and Article 10 of Regulation S-X, and in the opinion of management contains all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position as of March 31, 2001, the results of operations for the three months ended March 31, 2001 and 2000 and cash flows for the three months ended March 31, 2001 and 2000. These results have been determined on the basis of generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The attached consolidated statements are those of AMB Financial Corp. (the “Holding Company”) and its consolidated subsidiaries American Savings, FSB (the “Bank”), the Bank’s wholly owned subsidiary NIFCO, Inc., and the wholly owned subsidiary of NIFCO, Inc., Ridge Management, Inc. The results of operations for the three month period ended March 31, 2001 is not necessarily indicative of the results to be expected for the full year.

2.      Mutual to Stock Conversion

In December 1995, the Bank’s Board of Directors approved a Plan of Conversion (the “Conversion”), providing for the Bank’s conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank with the concurrent formation of a holding company. The Holding Company issued 1,124,125 shares of $.01 par value common stock at $10.00 per share, for an aggregate purchase price of $11,241,250. The Conversion and sale of 1,124,125 shares of common stock of the Holding Company was completed on March 29, 1996. Net proceeds to the Company, after conversion expenses, totaled approximately $10,658,000.

3.      Earnings Per Share

Earnings per share for the three month periods ended March 31, 2001 and 2000 were determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding (see Exhibit 11 attached). Stock options are regarded as common stock equivalents and are considered in diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method. ESOP shares not committed to be released to participants are not considered outstanding for purposes of computing earnings per share amounts.

4.      Industry Segments

The Company operates principally in the banking industry through its subsidiary bank. As such, substantially all of the Company’s revenues, net income, identifiable assets and capital expenditures are related to banking operations.

5.      Impact of New Accounting Standards

Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 140"). SFAS No. 140 supersedes and replaces FASB SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". Accordingly, SFAS No. 140 is now the authoritative accounting literature for transfers and servicing of financial assets and Extinguishments of liabilities. SFAS No. 140 also includes several additional disclosure requirements in the area of securitized financial assets and collateral arrangements. The provisions of SFAS No. 140 related to transfers of financial assets are to be applied to all transfers of financial assets occurring after March 31, 2001. The collateral recognition and disclosure provisions in SFAS No. 140 are effective for fiscal years ending after December 15, 2000. The Company anticipates that the adoption of SFAS No. 140 will not have a material impact on the Company's results of operations.

The foregoing does not constitute a comprehensive summary of all material changes or developments affecting the manner in which the company keeps its books and records and performs its financial accounting responsibilities. It is intended only as a summary of some of the recent pronouncements made by the FASB which are of particular interest to financial institutions.

Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information

This report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere, contains, and other periodic reports and press releases of the Company may contain, certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1973, as amended, and Section 21E of the Securities Exchanged Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company are generally identifiable by the words “believe, intend, anticipate, estimate, project, plan”, or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted. Factors which could have a material adverse effect on the operations and future prospects of the Company and the subsidiaries include, but are not limited to changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the Company’s loan or investment portfolios, demand for loan products, deposit flows, cost and availability of borrowings, competition, demand for financial services in the Company’s market area, the possible short-term dilutive effect of potential acquisitions, and tax and financial accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

FINANCIAL CONDITION

March 31, 2001 compared to December 31, 2000

Total assets of the Company increased $5.3 million, or 3.9% to $141.0 million at March 31, 2001, compared to $135.7 million at December 31, 2000, due primarily to an increase in cash and cash equivalents and loans receivable funded with an increased in deposit balances. Management expects additional balance sheet growth during the balance of the year primarily due to recent declines in long-term interest rates. Management expects lower long-term interest rates to lead to an increase in housing market activity, especially refinancings.

Cash and short term investments increased by $2.7 million to $7.3 million at March 31, 2001 from a combined $4.6 million at December 31, 2000. The increase is due to deposit inflows experienced during the quarter. The excess cash is expected to be redeployed into loan production, investment securities, or to repay maturing borrowings.

Investments securities available for sale increased by $50,000 to $4.0 million at March 31, 2001. The increase is attributable entirely to an increase in market value of the underlying securities. Gross unrealized gains in the available for sale portfolio were $57,000 at March 31, 2001 compared to gross unrealized gains of $8,000 at December 31, 2000, reflecting the positive impact of lower interest rates.

Mortgage-backed securities available for sale decreased by $78,000 to $3.3 million at March 31, 2001. The decrease is primarily due to prepayments and amortization of $120,000 offset by an increase in unrealized gains of $42,000. Gross unrealized gains in the available for sale portfolio were $148,000 at March 31, 2001 compared to gross unrealized gains of $106,000 at December 31, 2000, again reflecting the positive impact of lower interest rates.

Loans receivable increased to $114.8 million at March 31, 2001, a $2.3 million or 2.1% increase from December 31, 2000, as new originations of both residential and non-residential loans of $2.8 million and loan purchases of $5.7 million exceeded loan repayments of $6.1 million. The Company continues to remain focused on an aggressive lending effort.

Liabilities increased from $124.2 million at December 31, 2000, to $130.0 million at March 31, 2001, an increase of $5.8 million, or 4.7%. The primary reason for the increase in total liabilities was an increase in deposit accounts. Deposits increased by $8.1 million, to $97.8 million at March 31, 2001. The increase is primarily due to the Company’s receipt of a $3.9 million municipal deposit and to aggressive competitive certificate rate pricing. Borrowed money, which consists of FHLB of Indianapolis advances, decreased during the quarter by $2.5 million to $28.6 million at March 31, 2001. Currently, there is $13.0 million of FHLB advances maturing over the next twelve month period at a weighted average rate of 6.1%.

Total stockholder’s equity decreased by $464,000 to $11.0 million at March 31, 2001 from the balance at December 31, 2000. This decrease was due to the repurchase of common stock in the amount of $701,000 and the payment of dividends on common stock of $50,000, which was offset by net income of $192,000, an increase of $58,000 in the net unrealized gain on securities available for sale and normal amortization of RRP and ESOP benefits of $36,000. The Company is no longer subject to regulatory limitations on stock repurchases and intends to continue modest repurchases of stock.

Comparison of Operating Results for the Quarters Ended March 31, 2001 and 2000

Net Income

The Company’s net income for the three months ended March31, 2001 was $192,000, an increase of $18,000 compared to the three months ended March 31, 2000. This increase was primarily due to an increase in non-interest income of $173,000, offset by a reduction in net interest income of $46,000 and an increase in non-interest expense of $99,000.

Interest Income

Total interest income increased $281,000 or 12.9%, for the three months ended March 31, 2001 compared to the prior year’s quarter. This was due to a combination of higher rates and higher average volume of interest earning assets. The higher volume is primarily due to loans receivable as a result of the Company’s continued aggressive lending efforts. Interest income from loans increased $253,000 as a result of a $9.2 million increase in average loans receivable, along with a 27 basis point increase in the average yield on loans receivable. The higher rates were primarily due to higher short term interest rates from the same period one year ago which impacted to some degree all interest earning assets.

Interest Expense.

Total interest expense increased $327,000 or 24.3% for the three months ended March 31, 2001 compared to the prior year. This increase was due to a combination of higher rates and higher volume of interest bearing liabilities. Interest on deposits increased by $245,000, or 24.9% for the first quarter of 2001, due to a $6.1 million increase in average deposits compared to the prior year quarter, and a 74 basis point increase in the average cost of deposits compared to the prior year’s three month period. The increase in average cost of deposits is primarily due to the upward repricing of maturing certificates of deposit.

Interest on borrowings increased $82,000 to $440,000, as a result of a $5.4 million increase in the average balance of borrowed money, primarily advances from the FHLB of Indianapolis and, to a lesser extent, an 8 basis point increase in the average cost of borrowings. The increase in the average balance has been primarily for funding loan originations.

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

A provision for loan losses of $36,000 was recorded during the three months ended March 31, 2001 compared to $32,000 for the 2000 three month period. The increase in the provision for loan losses was due primarily to the continuing growth in loans receivable. Net charge-offs during the 2001 quarter were $58,000 compared to $5,000 for the three months ended March 31, 2000. Management believes that the total allowance of $679,000 on total net loans of $114.8 million at March 31, 2001, is adequate given the area economic conditions, the level of impaired and non-performing loans, and the composition of the loan portfolio. At March 31, 2001, the Company was aware of no regulatory directives or suggestions that the Company make additional provisions for losses on loans.

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

Non-Interest Income

The Company’s non-interest income increased during the quarter by $173,000 to $308,000 compared to $135,000 recorded in the 2000 quarter. The increase in non-interest income is primarily attributable to an increase in income from unrealized gains on trading securities, as well as increases in deposit related fee income, rental income and commissions. The Company’s trading portfolio, which is comprised of holdings in community bank and thrift stocks, performed well during the quarter. For the three months ended March 31, 2001, the Company recorded unrealized gains in the trading portfolio of $48,000 as compared to recording a net gain in the prior year quarter of $17,000. In addition, the Company recorded higher deposit related fee income of $17,000 due in part to increased volumes of transactions and increased ATM fee charges, increased rental income of $70,000 from the recently purchased Dyer, Indiana office location, and increased commission income of $30,000 due to increased sales of annuity products.

Non-Interest Expense.

The Company’s non-interest expense increased $99,000 to $821,000 for the three months ended March 31, 2001 compared to $722,000 for the three months ended March 31, 2000. Occupancy and equipment expense increased during the quarter by $31,000 due to higher depreciation and maintenance costs associated with the recent acquisition of the Dyer office location. Compensation and benefits expense increased by $10,000 in the current quarter due primarily to normal compensation increases. In addition, data processing costs increased by $16,000, insurance premiums by $13,000, while the remaining increase was spread among several expense categories.

Income Taxes.

For the three months ended March 31, 2001, income tax expense totaled $50,000, or an effective tax rate of 20.5%, compared to $43,000, or an effective tax rate of 19.9%, for the three months ended March 31, 2000. Both periods were positively impacted by the recognition of approximately $35,000 in low-income housing tax credits provided through an investment in a limited partnership organized to build, own and operate a 56 unit low-income housing apartment complex.

Regulation and Supervision

As a federally chartered savings bank, the Bank’s deposits are insured up to the applicable limits by the Federal Deposits Insurance Corporation (“FDIC”). The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Indianapolis, which is one of the twelve regional banks for federally insured savings institutions comprising the FHLB system. The Bank is regulated by the Office of Thrift Supervision (“OTS”) and the FDIC. The Bank is further regulated by the Board of Governors of the Federal Reserve System as to reserves required to be maintained against deposits and certain other matters. Such regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities. Any change in such regulation, whether by the OTS, the FDIC or Congress could have a material impact on the Company and its operations.

Capital Standards

         Savings associations must meet three capital requirements: core and tangible capital to total assets ratios as well as a regulatory capital to total risk-weighted assets ratio.

Core Capital Requirement

The core capital requirement, or the required “leverage limit”, currently requires a savings institution to maintain core capital of not less than 3% of adjusted total assets. For the Bank, core capital generally includes common stockholders’ equity (including retained earnings), and minority interests in the equity accounts of fully consolidated subsidiaries, less intangibles other than certain servicing rights. Investments in and advances to subsidiaries engaged in activities not permissible for national banks are also required to be deducted in computing core total capital.

Tangible Capital Requirement

Under OTS regulation, savings institutions are required to meet a tangible capital requirement of 1.5% of adjusted total assets. Tangible capital is defined as core capital less any intangible assets, plus purchased mortgage servicing rights in an amount includable in core capital.

Risk-Based Capital Requirement

The risk-based capital requirement provides that savings institutions maintain total capital equal to not less than 8% of total risk-weighted assets. For purposes of the risk-based capital computation, total capital is defined as core capital, as defined above, plus supplementary capital, primarily general loan loss reserves (limited to a maximum of 1.25% of total risk-weighted assets.) Supplementary capital included in total capital cannot exceed 100% of core capital.

Capital Requirement

At March 31, 2001, the Bank was in compliance with all of its capiral requirements as follows:

                                                      March 31, 2001                             December 31, 2000
                                               -----------------------------             ---------------------------------
                                                                  Percent of                                    Percent of
                                                  Amount            Assets                  Amount                Assets
                                               ------------       ---------               ------------          ---------
Stockholder's equity of the Bank              $  9,183,539            6.63%             $  8,929,576               6.70%
                                               ------------       ---------               ------------          ---------

Tangible capital                              $  9,056,754            6.55%             $  8,861,114               6.66%
Tangible capital requirement                     2,075,000            1.50                  1,997,000               1.50
                                               ------------       ---------               ------------          ---------
Exess                                         $  6,981,754            5.05%             $  6,864,114               5.16%
                                               ============       =========               ============          =========

Core capital                                  $  9,056,754            6.55%             $  8,861,114               6.66%
Core capital requirement                         4,150,000            3.00                  3,994,000               3.00
                                               ------------       ---------               ------------          ---------
Excess                                        $  4,906,754            3.55%             $  4,867,114               3.66%
                                               ============       =========               ============          =========

Core and supplementaray capital               $  9,720,367           11.79%             $  9,397,287              12.01%
Risk-based capital requirement                   6,593,000            8.00                  6,261,000               8.00
                                               ------------       ---------               ------------          ---------
Exess                                         $  3,127,367            3.79%             $  3,136,287               4.01%
                                               ============       =========               ============          =========

Total Bank assets                             $138,471,000                               $133,195,000
Adjusted total Bank assets                    $138,344,000                               $133,127,000
Total risk-weighted assets                    $ 82,418,000                               $ 78,265,000

A reconciliation of consolidated stockholder's equity of the bank for financial reporting purposes to capital available to the Bank to meet regulatory capital requirements is as follows:

                                                                               March 31,         December 31,
                                                                                 2001                2000
                                                                              -----------         -----------
Stockholder's equity of the Bank                                             $ 9,183,539         $ 8,929,576
Regulatory capital adjustment for
  available for sale secuities                                                  (126,785)            (68,462)
                                                                              -----------         -----------
     Tangible and core capital                                                 9,056,754           8,861,114
General loan loss reserve                                                        678,613             551,173
Direct equity investments                                                        (15,000)            (15,000)
                                                                              -----------         -----------
     Core and supplementary capital                                          $ 9,720,367         $ 9,397,287
                                                                              ===========         ===========

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

                                                March 31,       December 31,
                                                  2001              2000
                                              -------------     -------------
                                                  (Dollars in thousands)

Non- accruing loans:
     One to four family                                 825               508
     Multi- family                                       --                --
     Non- residential                                    --                --
     Construction                                        --               406
     Consumer                                           123                24
                                              -------------     -------------

Total                                                   948               938
                                              -------------     -------------

Foreclosed assets:
     One to four family                                  --                --
     Multi-family                                        --                --
     Non-residential                                     --                --
     Construction                                        --                --
     Consumer                                            --                --
                                              -------------     -------------

Total                                                     0                 0
                                              -------------     -------------

Total non- performing assets                            948               938
                                              =============     =============

Total as a percentage of total assets                  0.67%             0.69%
                                              =============     =============

For the three months period ended March 31, 2001, gross interest, which would have been recorded, had the non-accruing loans been current in accordance with their original terms amounted to $18,000.

In addition to the non-performing assets set forth in the table above, as of March 31, 2001, there were no loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

Management has considered the Company's non-performing and "of concern" assets in establishing its allowance for loan losses.

Liquidity and Capital Resources

The Company’s principal sources of funds are cash dividends paid by the Bank and liquidity generated by investments or borrowings. The Company’s principal uses of funds are cash dividends to shareholders as well as investment purchases and stock repurchases with excess cash flow. During the three months ended March 31, 2001, the Company repurchased 70,312 shares of its common stock at an average price of $9.96 per share, for a total of $701,000.

The Bank’s principal sources of funds are deposits, advances from the FHLB of Indianapolis, principal repayments on loans and mortgage-backed securities, proceeds from the sale or maturity of investment securities and funds provided by operations. While scheduled loan and mortgage-backed securities amortization and maturing investment securities are a relatively predictable source of funds, deposit flows and loan and mortgage-backed securities prepayments are greatly influenced by economic conditions, the general level of interest rates and competition. The Bank utilizes particular sources of funds based on comparative costs and availability. The Bank generally manages the pricing of its deposits to maintain a steady deposit balance, but has from time to time decided to pay rates on deposits as high as its competition, and when necessary, to supplement deposits with longer term and/or less expensive alternative sources of funds.

During the three months ended March 31, 2001, the Bank originated and purchased loans totaling $8.4 million compared with $4.3 million during the same period a year ago. The Bank has outstanding commitments to originate loans of $1.3 million and unused lines of credit totaling $4.0 million. At March 31, 2001, the Company believes it has sufficient cash to fund its outstanding commitments or will be able to obtain the necessary funds from outside sources to meet its cash requirements.

Recent Developments

         On April 25, 2001 the Company declared a cash dividend of $.06 per share, payable on May 18, 2001 to shareholders of record on May 4, 2001.

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

None.

Item 3.      DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Company held its Annual Meeting of Shareholders on April 25, 2001.

(b) The names of each director elected at the Annual Meeting for three-year terms are as follows:

                                                        FOR           WITHHELD
                                                        ---          ---------
                           Ronald W. Borto            721,984          7,072
                           John C. McLaughlin         718,984          10,072
The names of the other directors whose terms of office continued after the Annual Meeting, are as follows:

                             Clement B. Knapp, Jr.
                             Donald L. Harle
                             John G. Pastrick
                             Robert Tolley

(c) In addition to the election of directors, the following matter was voted upon

(i) Ratification of the appointment of Cobitz, VandenBerg & Fennessy as the Company’s independent auditors for the year ending December 31, 2001:

                                         For        Against       Abstain
                                         ---        -------       -------
   Number of Votes                     728.647        222           187
   Percentage of Votes-
                  Eligible to be cast   83.83%       .03%           .02%
                  Actually cast         99.94%       .03%           .03%

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

Date: April 27, 2001

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