Form 10-Q
period 2001-06-30
AMB FINANCIAL CORP
filed 2001-07-27
CIK 915393

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         -------------------------------

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2001

                                     OR

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to _________


                         Commission File Number 0-23182


                               AMB FINANCIAL CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                            35-1905382
           --------                                            ----------
 (State or other jurisdiction                                I.R.S. Employer
of incorporation or organization)                         Identification Number


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

     As of July 25, 2001 there were 1,686,169 shares of the Registrant's common stock issued and 869,163 shares outstanding.

     Transitional Small Business Disclosure Format (check one):  Yes     No  X
                                                                    ---     ---

================================================================================

                               AMB FINANCIAL CORP.

                                    FORM 10-Q

                                TABLE OF CONTENTS





Part I.    FINANCIAL INFORMATION                                            PAGE
                                                                            ----
           Item 1.   Financial Statements

                     Consolidated Statements of Financial Condition at
                     June 30, 2001 (Unaudited) and December 31, 2000         3

                     Consolidated Statements of Earnings for the three
                     and six months ended June 30, 2001 and 2000
                     (unaudited)                                             4

                     Consolidated Statements of Changes in Stockholders
                     Equity, six months ended June 30, 2001 (unaudited)      5

                     Consolidated Statements of Cash Flows for the six
                     months ended June 30, 2001 and 2000 (unaudited)         6

                     Notes to Consolidated Financial Statements             7-8

           Item 2.   Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                    9-20





Part II.   OTHER INFORMATION                                                 21

           Signatures                                                        22

           Index of Exhibits                                                 23

           Earnings Per Share Analysis (Exhibit 11)                          24

                               AMB FINANCIAL CORP.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                    June 30,        December 31,
                                                                      2001              2000
                                                                  ------------      ------------
                                                                   unaudited
ASSETS
------
Cash and amounts due from depository institutions                    3,347,508         3,529,829
Interest-bearing deposits                                            6,871,220         1,084,703
                                                                  ------------      ------------
    Total cash and cash equivalents                                 10,218,728         4,614,532
Investment securities, available for sale, at fair value             3,455,209         3,928,311
Trading securities                                                     768,380           936,159
Mortgage backed securities, available for sale, at fair value        3,103,556         3,423,944
Loans receivable (net of allowance for loan losses:
    $682,175 at June 30, 2001 and $701,173 at
    December 31, 2000)                                             112,841,236       112,482,467
Investment in LTD Partnership                                        1,178,672         1,233,772
Stock in Federal Home Loan Bank of Indianapolis                      1,624,400         1,624,400
Accrued interest receivable                                            688,884           720,970
Office properties and equipment- net                                 2,189,796         2,251,267
Prepaid expenses and other assets                                    5,103,980         4,483,022
                                                                  ------------      ------------

    Total assets                                                   141,172,841       135,698,844
                                                                  ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

LIABILITIES
-----------
Deposits                                                            97,153,943        89,711,720
Borrowed money                                                      26,514,674        31,108,134
Notes Payable                                                        1,092,642         1,260,088
Advance payments by borrowers for taxes and insurance                  414,639           468,264
Other liabilities                                                    4,762,947         1,651,287
                                                                  ------------      ------------
    Total liabilities                                              129,938,845       124,199,493
                                                                  ------------      ------------

STOCKHOLDERS' EQUITY
--------------------
Preferred stock, $.01 par value; authorized 100,000 shares;
    none outstanding                                                      --                --
Common Stock, $.01 par value; authorized 1,900,000 shares;
    1,686,169 shares issued and 869,163 shares outstanding at
    June 30, 2001 and 939,475 shares outstanding at
    December 31, 2000                                                   16,862            16,862
Additional paid- in capital                                         10,841,744        10,822,244
Retained earnings, substantially restricted                          8,724,360         8,404,133
Accumulated other comprehensive income, net of income taxes            106,093            68,462
Treasury stock, at cost (817,006 shares at June 30, 2001 and
    746,694 shares at December 31, 2000)                            (7,966,818)       (7,266,212)
Common stock acquired by Employee Stock Ownership Plan                (449,650)         (449,650)
Common stock awarded by Recognition and Retention Plan                 (38,595)          (96,488)
                                                                  ------------      ------------
    Total stockholders' equity                                      11,233,996        11,499,351
                                                                  ------------      ------------

Total liabilities and stockholders' equity                         141,172,841       135,698,844
                                                                  ============      ============

          See accompanying notes to consolidated financial statements.

                               AMB FINANCIAL CORP.
                                 AND SUBIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

                                                      Three Months      Three Months       Six Months        Six Months
                                                         Ended             Ended             Ended             Ended
                                                     June 30, 2001     June 30, 2000     June 30, 2001     June 30, 2000
                                                      ------------      ------------      ------------      ------------
                                                       unaudited         unaudited         unaudited         unaudited
Interest income
     Loans                                               2,278,857         2,048,942         4,539,512         4,056,118
     Mortgage-backed securities                             61,765            52,290           123,704            86,794
     Investment securities                                  59,709            69,131           119,385           152,349
     Interest-bearing deposits                              42,527            52,334            88,235            78,642
     Dividends on FHLB stock                                31,386            27,519            63,429            55,038
                                                      ------------      ------------      ------------      ------------
          Total interest income                          2,474,244         2,250,216         4,934,265         4,428,941
                                                      ------------      ------------      ------------      ------------

Interest expense
     Deposits                                            1,252,431         1,049,023         2,482,673         2,033,611
     Borrowings                                            396,518           371,289           835,915           729,435
                                                      ------------      ------------      ------------      ------------
          Total interest expense                         1,648,949         1,420,312         3,318,588         2,763,046
                                                      ------------      ------------      ------------      ------------

          Net interest income before provision
             for loan losses                               825,295           829,904         1,615,677         1,665,895
Provision for loan losses                                   25,998            18,766            61,600            50,579
                                                      ------------      ------------      ------------      ------------
          Net interest income after provision
             for loan losses                               799,297           811,138         1,554,077         1,615,316
                                                      ------------      ------------      ------------      ------------

Non-interest income:
     Loan fees and service charges                          36,000            28,507            64,694            48,861
     Commission income                                      13,488             8,217            51,205            15,786
     Deposit related fees                                  114,319            92,057           212,279           173,042
     Rental Income                                          70,135              --             140,871              --
     Gain (loss) on sale of investment securities
        available for sale                                  17,781             2,570            17,781            (4,676)
     Gain (loss) on sale of trading securities              62,421           (75,014)           62,421           (75,014)
     Unrealized gain (loss) on trading securities           37,821            32,934            85,517            50,376
     Loss from investment in limited partnership           (34,800)          (36,708)          (55,100)          (58,376)
     Loss on disposition of fixed asset                       --                --                   0            (7,822)
     Other income                                           45,741            49,627            91,355            94,832
                                                      ------------      ------------      ------------      ------------
          Total non-interest income                        362,906           102,190           671,023           237,009
                                                      ------------      ------------      ------------      ------------

Non-interest expense:
     Staffing costs                                        395,447           360,448           787,509           742,939
     Advertising                                            16,978            20,724            31,087            34,885
     Occupancy and equipment expense                       120,211           101,142           234,240           184,640
     Data processing                                       105,969           103,429           220,830           202,354
     Federal deposit insurance premiums                      4,283             4,622             8,989             8,984
     Other operating expenses                              219,226           154,876           400,291           293,088
                                                      ------------      ------------      ------------      ------------
          Total non-interest expense                       862,114           745,241         1,682,946         1,466,890
                                                      ------------      ------------      ------------      ------------

Net income before income taxes                             300,089           168,087           542,154           385,435
Provision for federal and state income taxes                74,235            23,501           123,932            66,804
                                                      ------------      ------------      ------------      ------------

          Net income                                       225,854           144,586           418,222           318,631
                                                      ============      ============      ============      ============

Earnings per share- basic                             $       0.28      $       0.16      $       0.51      $       0.35
Earnings per share- diluted                           $       0.28      $       0.16      $       0.50      $       0.35

          See accompanying notes to consolidated financial statements.

                               AMB FINANCIAL CORP.
                                 AND SUBIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                                   (Unaudited)



                                                                       Accumulated                 Common      Common
                                               Additional                 Other                    Stock       Stock
                                     Common      Paid-in    Retained   Comprehensive  Treasury    Acquired    Awarded
                                     Stock       Capital    Earnings      Income       Stock       by ESOP     by RRP      Total
                                   ----------  ----------  ----------   ----------   ----------  ----------  ----------  ----------

Balance at December 31, 2000       $   16,862  10,822,244   8,404,133       68,462   (7,266,212)   (449,650)    (96,488) 11,499,351
                                   ----------  ----------  ----------   ----------   ----------  ----------  ----------  ----------

Comprehensive income:
  Net income                                                  418,222                                                       418,222
  Other comprehensive income,
    net of  income taxes:
       Unrealized holding gain
         during the period                                                  39,903                                           39,903
       Less: Reclassification
             adjustment of gains
             included in net income                                         (2,272)                                          (2,272)
                                                           ----------   ----------                                       ----------
Total comprehensive income                                    418,222       37,631                                          455,853

Purchase of treasury stock
  (70,312 shares)                                                                      (700,606)                           (700,606)
Amortization of award of RRP stock                                                                               57,893      57,893
ESOP compensation adjustment                       19,500                                                                    19,500
Dividends declared on common stock
  ($.12 per share)                                            (97,995)                                                      (97,995)
                                   ----------  ----------  ----------   ----------   ----------  ----------  ----------  ----------

Balance at June 30, 2001           $   16,862  10,841,744   8,724,360      106,093   (7,966,818)   (449,650)    (38,595) 11,233,996
                                   ==========  ==========  ==========   ==========   ==========  ==========  ==========  ==========












           See accompanying notes to consolidated financial statements

                               AMB FINANCIAL CORP.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  Six Months Ended June 30,
                                                               ------------------------------
                                                                   2001              2000
                                                               ------------      ------------
                                                                        (unaudited)

Cash flows from operating activities:
  Net income                                                   $    418,222           318,361
  Adjustments to reconcile net income to net cash
    from operating activities:
    Depreciation                                                    100,144            75,863
    Amortization of cost of stock benefit plans                      57,893            57,893
    Amortization of premiums and accretion of discounts               4,249            15,118
    Provision for loan losses                                        61,600            50,579
    Increase in deferred compensation                                43,685            41,014
    ESOP compensation                                                19,500            15,600
    (Gain) loss on sale of investment securities
       available for sale                                           (17,781)            4,676
    (Gain) loss on sale of trading account securities               (62,421)           75,014
    Unrealized (gain) loss on trading account securities            (85,517)          (50,376)
    Proceeds from sales of trading account securities               315,717           974,636
    Loss from limited partnership                                    55,100            58,376
    Loss  on disposal of fixed assets                                  --               7,822
    Increase (decrease) in deferred income on loans                      18            18,681
    Increase (decrease) in accrued interest receivable               32,086           (18,204)
    Increase (decrease) in accrued interest payable                  (4,073)           27,363
    Change in current and deferred income tax                        13,932          (172,196)
    Other, net                                                    2,412,070           142,893
                                                               ------------      ------------

Net cash provided by operating activities                         3,364,424         1,643,113
                                                               ------------      ------------

Cash flows from investing activities:
    Proceeds from sale of investment securities                     519,933         1,530,205
    Purchase of investment securities                                (4,011)           (3,801)
    Proceeds from repayments of mortgage-backed securities          353,819           166,483
    Proceeds from sales of mortgage-backed securities                  --             361,625
    Purchase of mortgage-back securities                               --          (2,162,287)
    Purchase of loans                                            (6,982,043)       (3,467,463)
    Loan disbursements                                           (9,044,747)      (12,631,603)
    Loan repayments                                              15,606,403        11,116,902
    Property and equipment expenditures                             (38,673)         (234,887)
                                                               ------------      ------------

Net cash provided for investing activities                          410,681        (5,324,826)
                                                               ------------      ------------

Cash flows from financing activities:
    Deposit account receipts                                     94,739,505        85,110,327
    Deposit account withdrawals                                 (89,432,404)      (81,681,737)
    Interest credited to deposit accounts                         2,135,122         1,718,558
    Proceeds from borrowed money                                  3,500,000              --
    Repayment of borrowed money                                  (8,093,460)       (1,036,924)
    Repayment of note payable                                      (167,446)         (118,788)
    Decrease in advance payments by borrowers
      for taxes and insurance                                       (53,625)          (20,240)
    Dividend paid on common stock                                   (97,995)          (95,789)
    Purchase of treasury stock                                     (700,606)         (835,581)
                                                               ------------      ------------
Net cash provided by financing activities                         1,829,091         3,039,826
                                                               ------------      ------------

Net change in cash and cash equivalents                           5,604,196          (641,887)

Cash and cash equivalents at beginning of period                  4,614,532         5,457,738
                                                               ------------      ------------

Cash and cash equivalents at end of period                     $ 10,218,728         4,815,851
                                                               ============      ============

  Cash paid during the period for:
    Interest                                                   $  3,322,661         2,735,683
    Income taxes                                                    110,000           239,000

                 See notes to consolidated financial statements.

                               AMB FINANCIAL CORP.
                                AND SUBSIDIARIES



Notes to Consolidated Financial Statements
------------------------------------------

1.   Statement of Information Furnished
     ----------------------------------
     The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and Article 10 of Regulation S-X, and in the opinion of management contains all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position as of June 30, 2001, the results of operations for the three and six months ended June 30, 2001 and 2000 and cash flows for the six months ended June 30, 2001 and 2000. These results have been determined on the basis of generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. The attached consolidated statements are those of AMB Financial Corp. (the "Holding Company") and its consolidated subsidiaries American Savings, FSB (the "Bank"), the Bank's wholly owned subsidiary NIFCO, Inc., and the wholly owned subsidiary of NIFCO, Inc., Ridge Management, Inc. The results of operations for the three and six month periods ended June 30, 2001 is not necessarily indicative of the results to be expected for the full year.

2.   Mutual to Stock Conversion
     --------------------------
     In December 1995, the Bank's Board of Directors approved a Plan of Conversion (the "Conversion"), providing for the Bank's conversion from a federally chartered mutual savings to a federally chartered stock savings bank with the concurrent formation of a holding company. The Holding Company issued 1,124,125 shares of $.01 par value common stock at $10.00 per share, for an aggregate price of $11,241,250. The Conversion and sale of 1,124,125 shares of common stock of the Holding Company was completed on March 29, 1996. Net proceeds to the Company, after conversion expenses, totaled approximately $10,658,000.

3.   Earnings Per Share
     ------------------
     Earnings per share for the three and six month periods ended June 30, 2001 and 2000 were determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding (see Exhibit 11 attached). Stock options are regarded as common stock equivalents and are considered in diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method. ESOP shares not committed to be released to participants are not considered outstanding for purposes of computing earnings per share amounts.

4.   Industry Segments
     -----------------
     The Company operates principally in the banking industry through its subsidiary bank. As such, substantially all of the Company's revenues, net income, identifiable assets and capital expenditures are related to banking operations.

5.   Impact of New Accounting Standards
     ----------------------------------
     ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES. In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 140"). SFAS No. 140 supersedes and replaces FASB SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". Accordingly, SFAS No. 140 is now the authoritative accounting literature for transfers and servicing of financial assets and Extinguishments of liabilities. SFAS No. 140 also includes several additional disclosure requirements in the area of securitized financial assets and collateral arrangements. The provisions of SFAS No. 140 related to transfers of financial assets are to be applied to all transfers of financial assets occurring after March 31, 2001. The collateral recognition and disclosure provisions in SFAS No. 140 are effective for fiscal years ending after December 15, 2000. The Company adopted this statement as of April 1, 2001, and this implementation did not have a material impact on the Company's financial position or results of operations.

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
           ----------------------------------------------------------

     This report, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere, contains, and other periodic reports and press releases of the Company may contain, certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1973, as amended, and Section 21E of the Securities Exchanged Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company are generally identifiable by the words "believe, intend, anticipate, estimate, project, plan", or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted. Factors which could have a material adverse effect on the operations and future prospects of the Company and the subsidiaries include, but are not limited to changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the Company's loan or investment portfolios, demand for loan products, deposit flows, cost and availability of borrowings, competition, demand for financial services in the Company's market area, the possible short-term dilutive effect of potential acquisitions, and tax and financial accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

                               FINANCIAL CONDITION
                               -------------------

                   JUNE 30, 2001 COMPARED TO DECEMBER 31, 2000

     Total assets of the Company increased $5.5 million, or 4.0% to $141.2 million at June 30, 2001, compared to $135.7 million at December 31, 2000, due primarily to an increase in cash and interest-bearing deposits funded with an increase in deposit balances. Management expects additional modest balance sheet growth during the balance of the year, primarily due to recent declines in long-term interest rates.

     Cash and short-term investments increased by $5.6 million to $10.2 million at June 30, 2001 from a combined $4.6 million at December 31, 2000. The increase is due to deposit inflows experienced during the period. Cash was decreased by $2.5 million in early July due to a Municipality certificate of deposit withdrawal check clearing. The remaining excess cash is expected to be redeployed into loan production, investment securities, or to repay maturing borrowings.

     Investments securities available for sale decreased by $473,000 to $3.5 million at June 30, 2001. The decrease is primarily attributable to the sale of a $500,000 U.S.Treasury security that is being reinvested in a mortgage-backed security that settled on July 16, 2001. Gross unrealized gains in the available for sale portfolio were $49,000 at June 31, 2001 compared to gross unrealized gains of $8,000 at December 31, 2000, reflecting the positive impact of lower interest rates.

     Trading securities decreased by $168,000 to $768,000 at June 30, 2001. The decrease is attributable to stock sales in the amount of $253,000 offset by a decline in unrealized losses in the portfolio of $85,000.

     Mortgage-backed securities available for sale decreased by $320,000 to $3.1 million at June 30, 2001. The decrease is primarily due to prepayments and amortization of $342,000 offset by an increase in unrealized gains of $22,000. Gross unrealized gains in the available for sale portfolio were $128,000 at June 30, 2001 compared to gross unrealized gains of $106,000 at December 31, 2000, again reflecting the positive impact of lower interest rates. The Company purchased a $500,000 FHLMC mortgage-backed security which settled on July 26, 2001.

     Loans receivable increased to $112.8 million at June 30, 2001, a $300,000 increase from December 31, 2000, as new originations of both residential and non-residential loans of $9.0 million and loan purchases of $7.0 million exceeded loan repayments of $15.6million. The Company continues to remain focused on an aggressive lending effort, however, the recent declines in long-term interest rates have led to a higher level of mortgage prepayments resulting in modest loan growth.

     Liabilities increased from $124.2 million at December 31, 2000, to $129.9 million at June 30, 2001, an increase of $5.7 million, or 4.6%. The primary reason for the increase in total liabilities was an increase in deposit accounts. Deposits increased by $7.5 million, to $97.2 million at June 30, 2001. The increase is primarily due to the Company's aggressive competitive certificate rate pricing. Borrowed money, which consists of FHLB of Indianapolis advances, decreased during the quarter by $4.6 million to $26.5 million at June 30, 2001. Currently, there are $11.0 million of FHLB advances maturing over the next twelve-month period at a weighted average rate of 5.75%. Other liabilities, which increased during the period by $3.l million, were reduced in early July by the $2.5 million withdrawal check clearing as discussed above.

     Total stockholder's equity decreased by $265,000 to $11.2 million at June 30, 2001 from the balance at December 31, 2000. This decrease was due to the repurchase of common stock in the amount of $701,000 and the payment of dividends on common stock of $98,000, which was offset by net income of $418,000, an increase of $38,000 in the net unrealized gain on securities available for sale and normal amortization of RRP and ESOP benefits of $78,000. The Company is no longer subject to regulatory limitations on stock repurchases and intends to continue modest repurchases of stock.


     COMPARISON OF OPERATING RESULTS FOR THE QUARTERS ENDED JUNE 30, 2001 AND
     2000

     NET INCOME

     The Company's net income for the three months ended June 30, 2001 was $226,000, an increase of $81,000 compared to the three months ended June 30, 2000. This increase was primarily due to an increase in non-interest income of $261,000, offset by an increase in non-interest expense of $117,000, and an increase in income taxes of $51,000.

     INTEREST INCOME

     Total interest income increased $224,000 or 10.0%, for the three months ended June 30, 2001 compared to the prior year. This increase was due to a combination of higher rates and higher average volume of interest earning assets. For the three months ended June 30, 2001 and 2000, the Company's average interest earning assets were $128.0 million and $121.4 million, respectively, while the average yield on interest earning assets was 7.73% and 7.41%. The higher volume is primarily due to loans receivable as a result of the Company's continued aggressive lending efforts. Interest income from loans increased $230,000 as a result of a $7.0 million increase to $114.2 million in average loans receivable, along with a 34 basis point increase to 7.99% in the average yield on loans receivable. The higher rates were due to the impact of rising rates during year 2000.

     INTEREST EXPENSE.

     Total interest expense increased $229,000 or 16.1% for the three months ended June 30, 2001 compared to the prior year. This increase was due to a combination of higher rates and higher average volume of interest bearing liabilities. For the three months ended June 30, 2001 and 2000, the Company's average interest bearing liabilities were $124.9 million and $ll6.4 million, respectively, while the average cost on interest bearing liabilities was 5.28% and 4.88%. Interest on deposits increased by $204,000, or 19.4% for the second quarter of 2001, due to a $5.5 million increase to $97.5 million in average deposits compared to the prior year quarter, and a 58 basis point increase to 5.14% in the average cost of deposits compared to the prior year's three month period. The increase in average cost of deposits is primarily due to the upward re-pricing of maturing certificates of deposit during 2000. With the recent reduction in U.S. Treasury rates, the Bank expects the average cost of deposits to stabilize and decline later in 2001.

     Interest on borrowings increased $25,000 to $396,000, as a result of a $3.0 million increase to $27.3 million in the average balance of borrowed money, primarily advances from the FHLB of Indianapolis offset by a decline of 31 basis points to 5.79% in the average cost of borrowings. The increase in the average balance has been primarily for funding loan originations.

     PROVISION FOR LOAN LOSSES.

     The determination of the allowance for loan losses involves material estimates that are susceptible to significant change in the near term. The allowance for loan losses is maintained at a level deemed adequate to provide for losses through charges to operating expense. The allowance is based upon past loss experience and other factors, which, in management's judgment, deserve current recognition in estimating losses. Such other factors considered by management include growth and composition of the loan portfolio, the relationship of the allowance for losses to outstanding loans, and economic conditions.

     A provision for loan losses of $26,000 was recorded during the three months ended June 30, 2001 as compared to $19,000 for the 2000 three month period. The increase in the provision for loan losses was due primarily to the continuing growth in loans originations. Net charge-offs during the 2001 quarter were $26,000 compared to zero for the three months ended June 30, 2000. Management believes that the total allowance of $682,000 on total net loans of $112.8 million at June 30, 2001, is adequate given the area economic conditions, the level of impaired and non-performing loans, and the composition of the loan portfolio. At June 30, 2001, the Company was aware of no regulatory directives or suggestions that the Company make additional provisions for losses on loans.

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


     NON-INTEREST INCOME

     The Company's non-interest income increased during the quarter by $261,000 to $263,000 compared to $102,000 recorded in the 2000 quarter. The increase in non-interest income is primarily attributable to an increase in income from both realized and unrealized gains on trading securities, as well as increases in deposit related fee income, rental income and gains on available for sale securities. The Company's trading portfolio, which is comprised of holdings in community bank and thrift stocks, performed well during the quarter. For the three months ended June 30, 2001, the Company recorded income from gains in the trading portfolio of $100,000 as compared to recording a net loss in the prior year quarter of $42,000. In addition, the Company recorded higher deposit related fee income due in part to increased volumes of transactions and increased ATM fee charges, increased rental income of $70,000 for the recently purchased Dyer, Indiana office location, and increased gains from the sale of investment securities available for sale of $15,000. The Company also recorded a loss of $35,000 during the second quarter of 2001 as compared to a loss of $37,000 reported in the year ago period, related to an investment in a low-income housing joint venture. As a result of this investment, the Company recorded an offsetting $35,000 in federal income tax credits during both periods which resulted in the reduction of the Company's effective income tax rate.


     NON-INTEREST EXPENSE.

     The Company's non-interest expense increased $117,000 to $862,000 for the three months ended June 30, 2001 compared to $745,000 for the three months ended June 30, 2000. Occupancy and equipment expense increased during the quarter by $19,000 due to higher depreciation and maintenance costs associated with the recent acquisition of the Dyer office location. Compensation and benefits expense increased by $35,000 in the current quarter due primarily to both normal compensation increases and increased benefit costs. In addition, other operating expenses increased by $60,000, including increases in insurance premiums of $9,000, professional fees of $7,000 and bad check write-offs of $12,000, while the remaining increase was spread among several expense categories.

     INCOME TAXES.

     For the three months ended June 30, 2001, income tax expense totaled $74,000, or an effective tax rate of 24.7%, compared to $23,000, or an effective tax rate of 13.7%, for the three months ended June 30, 2000. Both periods were positively impacted by the recognition of approximately $35,000 in low-income housing tax credits provided through an investment in a limited partnership organized to build, own and operate a 56 unit low-income housing apartment complex.


     COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

     NET INCOME

     The Company's net income for the six months ended June 30, 2001 was $418,000, an increase of $99,000 compared to the six months ended June 30, 2000. This increase was primarily due to an increase in non-interest income of $434,000, offset in part by a decrease in net interest income of $51,000, an increase in non-interest expense of $216,000 and an increase in income taxes of $58,000.

     INTEREST INCOME

     Total interest income increased $505,000 or 11.41% for the six months ended June 30, 2001 compared to the prior six-month period due to a combination of higher rates and an increased volume of loans receivable. For the six months ended June 30, 2001 and 2000, the Company's average interest earning assets were $128.1 million and $120.1 million, respectively, while the average yield on interest earning assets was 7.70% and 7.38%. The Company's average balance of loans receivable increased $8.1 million to $114.4 million during the current period, while the average yield on loans receivable increased 31 basis points to 7.94%, resulting in a $484,000 increase in interest income attributable to loans receivable. The $37,000 increase in interest income on mortgage-backed securities is due to a $700,000 increase in the average balance to $3.2 million, primarily from purchases occurring during 2000, as well as a 75 basis point increase to 7.80% in the average yield. Interest income on investment securities declined by $33,000 for the six month period ended June 30, 2001, due to a decrease of $2.2 million to $4.9 million in the average balance offset by 55 basis point increase to 4.8% in the average yield. The decrease in the average balance was used, in part, to fund the purchase of new mortgage-backed securities and to a lesser extent, to repurchase the Company's common stock.

     INTEREST EXPENSE

     Total interest expense increased $556,000 or 20.1% for the six months ended June 30, 2001 compared to the prior year period. For the six months ended June 30, 2001 and

     2000, the Company's average interest bearing liabilities were $125.0 million and $115.0 million, respectively, while the average cost on interest bearing liabilities was 5.31% and 4.80%. Interest expense on savings deposits increased $449,000, primarily due to an increase in the average deposits of $5.8 million to $96.3 million and by a 67 basis point increase to 5.16% in average cost. Interest on borrowings increased $107,000 to $836,000, as a result of a $4.2 million increase to $28.7 million in the average balance of borrowed money, primarily advances from the FHLB of Indianapolis offset by a decline of 13 basis points to 5.82% in the average cost of borrowings. The increase in the average balance has been primarily for funding loan obligations. The increase in the average balance of both deposits and borrowed funds have been utilized to fund the Company's loan origination activity.


     PROVISION OF LOAN LOSSES

     The determination of the allowance for loan losses involves material estimates that are susceptible to significant change in the near term. The allowance for loan losses is maintained at a level deemed adequate to provide for losses through charges to operating expense. The allowance is based upon past loss experience and other factors, which, in management's judgment, deserve current recognition in estimating losses. Such other factors considered by management include growth and composition of the loan portfolio, the relationship of the allowance for losses to outstanding loans, and economic conditions.

     A provision for loan losses of $62,000 was recorded during the six months ended June 30, 2001 compared to $51,000 for the same period a year ago. The Bank will continue to review its allowance for loan losses and make future losses at a level that it considers to be adequate to provide for losses, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods.


     NON-INTEREST INCOME

     The Company's non-interest income was $671,000 for the six months ended June 30, 2001 compared to $237,000 for the same period a year ago. The increase was due primarily from both realized and unrealized gains on trading securities. For the six month period ended June 30, 2001, the Company recorded a gains of $148,000 from trading securities as compared to a net loss of $25,000 on trading securities recorded in the prior year's period. In addition, the Company recorded increased rental income of $140,000 from the recently purchased Dyer, Indiana office location, and increased gains from the sale of investment securities available for sale of $22,000. The Company also reported higher deposit related fee income of $39,000 due to increased NOW account overdraft and ATM fee charges as well as an increase in commission income of $35,000 from the sale of annuity and mutual fund products. The Company also recorded a loss of $55,000 during the six month period ended June 30, 2001 as compared to a loss of $58,000 reported the year ago period, related to an investment in a low-income housing joint venture. As a result of this investment, the Company recorded an offsetting $70,000 in federal income tax credits during both periods which resulted in the reduction of the Company's effective income tax rate.


     NON-INTEREST EXPENSE

     The Company's non-interest expense increased $216,000 to $1.7 million for the six months ended June 30, 2001 compared to the same period a year ago. The increase resulted primarily from increased staffing costs of $44,000 due to normal salary and benefit increases, and additional occupancy and equipment expenses of $49,000 related to increased depreciation and maintenance charges associated with the recent acquisition of the Dyer office location. In addition, data processing costs increased by $19,000, professional fees by $14,000, insurance premiums by $22,000 and bad check write-offs by $10,000.


     INCOME TAXES

     The provision for income taxes increased by $58,000 to $124,000 for the six months ended June 30, 2001 as compared to $66,000 in the prior year period. This increase was primarily attributable to higher pre-tax income. Both periods were positively impacted by the recognition of low-income housing tax credits of $70,000 provided through an investment in a limited partnership organized to build, own and operate a 56 unity low-income housing apartment complex.



                           REGULATION AND SUPERVISION
                           --------------------------

     As a federally chartered savings bank, the Bank's deposits are insured up to the applicable limits by the Federal Deposits Insurance Corporation ("FDIC"). The Bank is a member of the Federal Home Loan Bank ("FHLB") of Indianapolis, which is one of the twelve regional banks for federally insured savings institutions comprising the FHLB system. The Bank is regulated by the Office of Thrift Supervision ("OTS") and the FDIC. The Bank is further regulated by the Board of Governors of the Federal Reserve System as to reserves required to be maintained against deposits and certain other matters. Such regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities. Any change in such regulation, whether by the OTS, the FDIC or Congress could have a material impact on the Company and its operations.

     CAPITAL STANDARDS

     Savings associations must meet three capital requirements: core and tangible capital to total assets ratios as well as a regulatory capital to total risk-weighted assets ratio.

         CORE CAPITAL REQUIREMENT

         The core capital requirement, or the required "leverage limit", currently requires a savings institution to maintain core capital of not less than 3% of adjusted total assets. For the Bank, core capital generally includes common stockholders' equity (including retained earnings), and minority interests in the equity accounts of fully consolidated subsidiaries, less intangibles other than certain servicing rights. Investments in and advances to subsidiaries engaged in activities not permissible for national banks are also required to be deducted in computing core total capital.

         TANGIBLE CAPITAL REQUIREMENT

         Under OTS regulation, savings institutions are required to meet a tangible capital requirement of 1.5% of adjusted total assets. Tangible capital is defined as core capital less any intangible assets, plus purchased mortgage-servicing rights in an amount includable in core capital.

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

                               CAPITAL REQUIREMENT
                               -------------------

At June 30, 2001, the Bank was in compliance with all of its capiral requirements as follows:

                                                       June 30, 2001                       December 31, 2000
                                                 ---------------------------          ---------------------------
                                                                  Percent of                           Percent of
                                                    Amount          Assets               Amount          Assets
                                                 -------------     ---------          -------------     ---------
Stockholder's equity of the Bank                 $   9,378,937          6.76%         $   8,929,576          6.70%
                                                 -------------     ---------          -------------     ---------

Tangible capital                                 $   9,272,844          6.69%         $   8,861,114          6.66%
Tangible capital requirement                         2,080,000          1.50              1,997,000          1.50
                                                 -------------     ---------          -------------     ---------
Excess                                           $   7,192,844          5.19%         $   6,864,114          5.16%
                                                 =============     =========          =============     =========

Core capital                                     $   9,272,844          6.69%         $   8,861,114          6.66%
Core capital requirement                             4,160,000          3.00              3,994,000          3.00
                                                 -------------     ---------          -------------     ---------
Excess                                           $   5,112,844          3.69%         $   4,867,114          3.66%
                                                 =============     =========          =============     =========

Core and supplementaray capital                  $   9,940,019         12.11%         $   9,397,287         12.01%
Risk-based capital requirement                       6,564,000          8.00              6,261,000          8.00
                                                 -------------     ---------          -------------     ---------
Excess                                           $   3,376,019          4.11%         $   3,136,287          4.01%
                                                 =============     =========          =============     =========

Total Bank assets                                $ 138,805,000                        $ 133,195,000
Adjusted total Bank assets                       $ 138,699,000                        $ 133,127,000
Total risk-weighted assets                       $  82,054,000                        $  78,265,000

A reconciliation of consolidated stockholder's equity of the bank for financial reporting purposes to capital available to the Bank to meet regulatory capital requirements is as follows:

                                                 June 30, 2001                      December 31, 2000
                                                 -------------                        -------------
Stockholder's equity of the Bank                 $   9,384,937                            8,929,576
Regulatory capital adjustment
   for available for sale securities                  (106,093)                             (68,462)
                                                 -------------                        -------------

Tangible and core capital                            9,278,844                            8,861,114
General loan loss reserves                             682,175                              551,173
Direct equity investments                              (15,000)                             (15,000)
                                                 -------------                        -------------
Core and supplementary capital                   $   9,946,019                            9,397,287
                                                 =============                        =============

                              NON-PERFORMING ASSETS
                              ---------------------

     The following table sets forth the amounts and categories of non-performing assets in the Company's portfolio. Loans are reviewed monthly and loan whose collectibility is doubtful is placed on non-accrual status. Loans are placed on non-accrual status when principal and interest is 90 days or more past due, unless, in the judgment of management, the loan is well collateralized and in the process of collection. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. Restructured loans include troubled debt restructuring (which involved forgiving a portion of interest principal on any loans or making loans at a rate materially less than the market).


                                           June 30,      December 31,
                                             2001            2000
                                          ----------      ----------
                                            (Dollars in thousands)

Non-accruing loans:
     One to four family                          757             508
     Multi-family                                 --              --
     Commercial                                   99              --
     Construction                                 --             406
     Consumer                                      7              24
                                          ----------      ----------

Total                                            863             938
                                          ----------      ----------

Foreclosed assets:
     One to four family                           --              --
     Multi-family                                 --              --
     Non-residential                              --              --
     Construction                                 --              --
     Consumer                                     --              --
                                          ----------      ----------

Total                                              0               0
                                          ----------      ----------

Total non-performing assets                      863             938
                                          ==========      ==========

Total as a percentage of total assets           0.61%           0.69%
                                          ==========      ==========

     For the six months period ended June 30, 2001, gross interest, which would have been recorded, had the non-accruing loans been current in accordance with their original terms amounted to $13,000.

     In addition to the non-performing assets set forth in the table above, as of June 30, 2001, there were no loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

     Management has considered the Company's non-performing and "of concern" assets in establishing its allowance for loan losses.


                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

     The Company's principal sources of funds are cash dividends paid by the Bank and liquidity generated by investments or borrowings. The Company's principal uses of funds are cash dividends to shareholders as well as investment purchases and stock repurchases with excess cash flow. During the six months ended June 30, 2001, the Company repurchased 70,312 shares of its common stock at an average price of $9.96 per share, for a total of $701,000.

     The Bank's principal sources of funds are deposits, advances from the FHLB of Indianapolis, principal repayments on loans and mortgage-backed securities, proceeds from the sale or maturity of investment securities and funds provided by operations. While scheduled loan and mortgage-backed securities amortization and maturing investment securities are a relatively predictable source of funds, deposit flows and loan and mortgage-backed securities prepayments are greatly influenced by economic conditions, the general level of interest rates and competition. The Bank utilizes particular sources of funds based on comparative costs and availability. The Bank generally manages the pricing of its deposits to maintain a steady deposit balance, but has from time to time decided to pay rates on deposits as high as its competition, and when necessary, to supplement deposits with longer term and/or less expensive alternative sources of funds.

     During the six months ended June 30, 2001, the Bank originated and purchased loans totaling $16.0 million compared with $16.1 million during the same period a year ago. The Bank has outstanding commitments to originate loans of $3.4 million and unused lines of credit totaling $3.7 million. At June 30, 2001, the Company believes it has sufficient cash to fund its outstanding commitments or will be able to obtain the necessary funds from outside sources to meet its cash requirements.

                               RECENT DEVELOPMENTS
                               -------------------

     On July 25, 2001 the Company declared a cash dividend of $.06 per share, payable on August 24, 2001 to shareholders of record on August 10, 2001.




PART 11 - OTHER INFORMATION



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


Item 3.  DEFAULTS UPON SENIOR SECURITIES
         -------------------------------
         None.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------
         None.


Item 5.  OTHER INFORMATION
         -----------------
         Not applicable.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------
         (a)   Computation of earnings per share (Exhibit 11 filed herewith)

         (b) The Company filed a Form 8-K dated April 25, 2001 attaching its press release announcing the results of operations for the quarter ended March 31, 2001.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 and 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   AMB FINANCIAL CORP.
                                   -------------------
                                       Registrant

Date: July 25, 2001


By:                        /s/ Clement B. Knapp, Jr.
                           ------------------------------------
                           Clement B. Knapp, Jr.
                           President and Chief Executive Officer
                           (DULY AUTHORIZED REPRESENTATIVE)




By:                        /s/ Daniel T. Poludniak
                           ------------------------------------
                           Daniel T. Poludniak
                           Vice President and Chief Financial Officer
                           (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

                                INDEX TO EXHIBIT
                                ----------------









     Exhibit No.
     -----------

        11               Statement re: Computation of Earnings Per Share