Form 10-Q
period 2001-09-30
AMB FINANCIAL CORP
filed 2001-10-25
CIK 915393

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         -------------------------------

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2001
                                    OR

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________ to _________


                         Commission File Number 0-23182


                               AMB FINANCIAL CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         DELAWARE                                                  35-1905382
         --------                                                  ----------
(State or other jurisdiction                                     I.R.S. Employer
    of incorporation or                                          Identification
        organization)                                                Number


  8230 HOHMAN AVENUE, MUNSTER, INDIANA                             46321-1578
----------------------------------------                           ----------
(Address of Principle executive offices)                           (Zip Code)


Registrant telephone number, include are code:                   (219) 836-5870
                                                                 --------------


      Check whether the issuer (1) has filed all reports required to be filed by
Section 130 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                       ---    ---

      As of October 24, 2001 there were 1,686,169 shares of the Registrant's common stock issued and 866,463 shares outstanding.

      Transitional Small Business Disclosure Format (check one):  Yes     No X
                                                                     ---    ---
================================================================================

                               AMB FINANCIAL CORP.

                                    FORM 10-Q

                                TABLE OF CONTENTS




Part I.  FINANCIAL INFORMATION                                              PAGE
                                                                            ----
         Item 1. Financial Statements

                 Consolidated Statements of Financial Condition at
                 September 30, 2001 (Unaudited) and December 31, 2000          3

                 Consolidated Statements of Earnings for the three and
                 nine months ended September 30, 2001 and 2000 (unaudited)     4

                 Consolidated Statements of Changes in Stockholders
                 Equity, nine months ended September 30, 2001 (unaudited)      5

                 Consolidated Statements of Cash Flows for the Nine
                 months ended September 30, 2001 and 2000 (unaudited)          6

                 Notes to Consolidated Financial Statements                  7-8


         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                        9-20




Part II. OTHER INFORMATION                                                    21

         Signatures                                                           22

         Index of Exhibits                                                    23

         Earnings Per Share Analysis (Exhibit 11)                             24

                               AMB FINANCIAL CORP.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                             SEPTEMBER 30,     DECEMBER 31,
                                                                                 2001              2000
                                                                             ------------      ------------
                                                                              unaudited
ASSETS
------
Cash and amounts due from depository institutions                               3,944,006         3,529,829
Interest-bearing deposits                                                       3,703,910         1,084,703
                                                                             ------------      ------------
     Total cash and cash equivalents                                            7,647,916         4,614,532
Investment securities, available for sale, at fair value                        3,511,402         3,928,311
Trading securities                                                                653,204           936,159
Mortgage backed securities, available for sale, at fair value                   3,438,080         3,423,944
Loans receivable (net of allowance for loan losses:
     $735,656 at September 30, 2001 and
     $701,173 at December 31, 2000)                                           114,771,924       112,482,467
Investment in LTD Partnership                                                   1,169,672         1,233,772
Stock in Federal Home Loan Bank of Indianapolis                                 1,624,400         1,624,400
Accrued interest receivable                                                       686,433           720,970
Office properties and equipment- net                                            2,172,687         2,251,267
Prepaid expenses and other assets                                               4,970,135         4,483,022
                                                                             ------------      ------------
     Total assets                                                             140,645,853       135,698,844
                                                                             ============      ============

Liabilities and Stockholders' Equity
------------------------------------
Liabilities
-----------
Deposits                                                                       99,153,013        89,711,720
Borrowed money                                                                 26,506,190        31,108,134
Notes Payable                                                                   1,089,400         1,260,088
Advance payments by borrowers for taxes and insurance                             681,943           468,264
Other liabilities                                                               1,746,913         1,651,287
                                                                             ------------      ------------
     Total liabilities                                                        129,177,459       124,199,493
                                                                             ------------      ------------

Stockholders' Equity
--------------------
Preferred stock, $.01 par value; authorized 100,000 shares;
  none outstanding                                                                   --                --
Common Stock, $.01 par value; authorized 1,900,000 shares;
  1,686,169 shares issued and 869,163 shares outstanding at
  September 30, 2001 and 939,475 shares outstanding at December 31, 2000           16,862            16,862
Additional paid-in capital                                                     10,852,844        10,822,244
Retained earnings, substantially restricted                                     8,840,129         8,404,133
Accumulated other comprehensive income, net of income taxes                       184,676            68,462
Treasury stock, at cost (817,006 shares at September 30,2001 and 746,694
  shares at December 31, 2000)                                                 (7,966,818)       (7,266,212)
Common stock acquired by Employee Stock Ownership Plan                           (449,650)         (449,650)
Common stock awarded by Recognition and Retention Plan                             (9,649)          (96,488)
                                                                             ------------      ------------
     Total stockholders' equity                                                11,468,394        11,499,351
                                                                             ------------      ------------
Total liabilities and stockholders' equity                                    140,645,853       135,698,844
                                                                             ============      ============

                               AMB FINANCIAL CORP.
                                AND SUBSIDIARIES

                       CONSOLIDATED STATEMENT OF EARNINGS

                                                   THREE MONTHS      THREE MONTHS      NINE MONTHS       NINE MONTHS
                                                      ENDED             ENDED             ENDED             ENDED
                                                   SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,
                                                   ------------      ------------      ------------      ------------
                                                       2001              2000              2001              2000
                                                   ------------      ------------      ------------      ------------
                                                     unaudited         unaudited         unaudited         unaudited
Interest income
     Loans                                            2,162,006         2,196,046         6,701,518         6,252,164
     Mortgage-backed securities                          64,535            61,198           188,239           147,992
     Investment securities                               50,301            60,179           169,686           212,528
     Interest-bearing deposits                           35,429            32,581           123,664           111,223
     Dividends on FHLB stock                             29,685            29,560            93,114            84,598
                                                   ------------      ------------      ------------      ------------
          Total interest income                       2,341,956         2,379,564         7,276,221         6,808,505
                                                   ------------      ------------      ------------      ------------

Interest expense
     Deposits                                         1,169,508         1,148,106         3,652,181         3,181,717
     Borrowings                                         373,073           353,375         1,208,988         1,082,810
                                                   ------------      ------------      ------------      ------------
          Total interest expense                      1,542,581         1,501,481         4,861,169         4,264,527
                                                   ------------      ------------      ------------      ------------

          Net interest income before
            provision for loan losses                   799,375           878,083         2,415,052         2,543,978
Provision for loan losses                                51,209            58,231           112,809           108,810
                                                   ------------      ------------      ------------      ------------
          Net interest income after
            provision for loan losses                   748,166           819,852         2,302,243         2,435,168
                                                   ------------      ------------      ------------      ------------

Non-interest income:
     Loan fees and service charges                       36,807            24,423           101,501            73,284
     Commission income                                    7,580            14,716            58,785            30,502
     Deposit related fees                               110,594            91,787           322,873           264,829
     Rental Income                                       80,706              --             221,577              --
     Gain (loss) on sale of investment
       securities available for sale                       --                --              17,781            (4,676)
     Gain (loss) on sale of trading securities            4,612              --              67,033           (75,014)
     Unrealized gain (loss) on trading
       securities                                       (15,792)           66,072            69,725           116,448
     Loss from investment in limited
       partnership                                       (9,000)          (22,187)          (64,100)          (80,563)
     Loss on disposition of fixed asset                    --                --                --              (7,822)
     Other income                                        46,887            41,085           138,242           135,917
                                                   ------------      ------------      ------------      ------------
          Total non-interest income                     262,394           215,896           933,417           452,905
                                                   ------------      ------------      ------------      ------------

Non-interest expense:
     Staffing costs                                     397,538           302,536         1,185,047         1,045,475
     Advertising                                          9,808            19,551            40,895            54,436
     Occupancy and equipment expense                    117,698            88,622           351,938           273,262
     Data processing                                    115,136           103,486           335,966           305,840
     Federal deposit insurance premiums                   4,601             4,667            13,590            13,651
     Other operating expenses                           170,541           157,729           570,832           450,817
                                                   ------------      ------------      ------------      ------------
          Total non-interest expense                    815,322           676,591         2,498,268         2,143,481
                                                   ------------      ------------      ------------      ------------

Net income before income taxes                          195,238           359,157           737,392           744,592
Provision for federal and state
  income taxes                                           31,367            93,272           155,299           160,076
                                                   ------------      ------------      ------------      ------------
          Net income                                    163,871           265,885           582,093           584,516
                                                   ============      ============      ============      ============

Earnings per share- basic                          $       0.20      $       0.30      $       0.72      $       0.65
Earnings per share- diluted                        $       0.20      $       0.30      $       0.70      $       0.65

          See accompanying notes to consolidated financial statements.

                               AMB FINANCIAL CORP.
                                AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                                   (UNAUDITED)



                                                                     Accumulated                  Common       Common
                                             Additional                 Other                     Stock        Stock
                                 Common       Paid-in     Retained  Comprehensive   Treasury     Acquired     Awarded
                                 Stock        Capital     Earnings      Income       Stock       by ESOP      by RRP       Total
                               ----------   -----------  ----------  -----------  -----------   ----------   ---------   ----------
Balance at December 31, 2000   $   16,862    10,822,244   8,404,133       68,462   (7,266,212)    (449,650)    (96,488)  11,499,351
                               ----------   -----------  ----------  -----------  -----------   ----------   ---------   ----------

Comprehensive income:
  Net income                                                582,093                                                         582,093
  Other comprehensive
    income, net of income
    taxes:
     Unrealized holding
       gain during the period                                            118,486                                            118,486
     Less: Reclassification
       adjustment of gains
       included in net income                                             (2,272)                                            (2,272)
                                                         ----------  -----------                                         ----------
Total comprehensive income                                  582,093      116,214                                            698,307

Purchase of treasury stock
  (70,312 shares)                                                                    (700,606)                             (700,606)
Amortization of award of RRP
  stock                                                                                                         86,839       86,839
ESOP compensation adjustment                     30,600                                                                      30,600
Dividends declared on common
 stock ($.18 per share)                                    (146,097)                                                       (146,097)
                               ----------   -----------  ----------  -----------  -----------   ----------   ---------   ----------
Balance at September 30, 2001  $   16,862    10,852,844   8,840,129      184,676   (7,966,818)    (449,650)     (9,649)  11,468,394
                               ==========   ===========  ==========  ===========  ===========   ==========   =========   ==========












           See accompanying notes to consolidated financial statements

                               AMB FINANCIAL CORP.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                               ------------------------------
                                                                   2001              2000
                                                               ------------      ------------
                                                                (unaudited)
Cash flows from operating activities:
  Net income                                                   $    582,093           584,516
  Adjustments to reconcile net income to net cash
    from operating activities:
    Depreciation                                                    150,573           115,261
    Amortization of cost of stock benefit plans                      86,839            86,839
    Amortization of premiums and discounts on
      investment and mortgage-backed securities - net                 4,544            10,182
    Provision for loan losses                                       112,809           108,810
    Increase in deferred compensation                                63,482            62,744
    ESOP compensation                                                30,600            23,400
    Increase in cash surrender value of life insurance             (116,865)         (101,021)
    Gain (loss) on sale of investment securities
      available for sale                                            (17,781)            4,676
    Gain (loss) on sale of trading account securities               (67,033)           75,014
    Unrealized (gain) loss on trading account securities            (69,725)         (116,448)
    Proceeds from sales of trading account securities               419,713           974,636
    Loss from limited partnership                                    64,100            80,563
    Loss on disposal of fixed assets                                   --               7,822
    Incease (decrease) in deferred income on loans                    3,274            22,181
    (Increase) decrease in accrued interest receivable               34,537          (100,911)
    Increase (decrease) in accrued interest payable                  (9,096)           38,289
    Change in current and deferred income tax                        30,299          (162,924)
    Other, net                                                     (436,783)          555,497
                                                               ------------      ------------

Net cash provided by ( for) operating activities                    865,580         2,269,126
                                                               ------------      ------------

Cash flows from investing activities:
    Proceeds from sale of investment securities                     519,933         1,530,205
    Purchase of investment securities                                (5,962)           (5,841)
    Proceeds from repayments of mortgage-backed securities          595,670           299,229
    Proceeds from sales of mortgage-backed securities                  --             361,625
    Purchase of mortgage-backed securities                         (499,941)       (2,162,287)
    Purchase of loans                                           (10,341,295)       (4,603,563)
    Disbursements for loans                                     (18,469,033)      (19,655,785)
    Loan repayments                                              26,404,788        18,085,855
    Property and equipment expenditures                             (71,993)         (248,452)
                                                               ------------      ------------

Net cash provided for investing activities                       (1,867,833)       (6,399,014)
                                                               ------------      ------------

Cash flows from financing activities:
    Deposit account receipts                                    145,647,801       135,476,123
    Deposit account withdrawals                                (139,353,420)     (131,770,604)
    Interest credited to deposit accounts                         3,146,912         2,708,164
    Proceeds from borrowed money                                 11,500,000        10,023,363
    Repayment of borrowed money                                 (16,101,944)      (12,069,362)
    Repayment of note payable                                      (170,688)         (118,788)
    Increase in advance payments by borrowers
      for taxes and insurance                                       213,679           226,073
    Dividend paid on common stock                                  (700,606)         (149,496)
    Purchase of treasury stock                                     (146,097)         (948,109)
                                                               ------------      ------------
Net cash provided by financing activities                         4,035,637         3,377,364
                                                               ------------      ------------

Net change in cash and cash equivalents                           3,033,384          (752,524)

Cash and cash equivalents at beginning of period                  4,614,532         5,457,738
                                                               ------------      ------------

Cash and cash equivalents at end of period                     $  7,647,916         4,705,214
                                                               ============      ============

  Cash paid during the period for:
    Interest                                                   $  4,870,265         4,226,238
    Income taxes                                                    125,000           323,000

                 See notes to consolidated financial statements.

                              AMB FINANCIAL CORP.
                                AND SUBSIDIARIES


Notes to Consolidated Financial Statements
------------------------------------------

1.   Statement of Information Furnished
     ----------------------------------

     The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and Article 10 of Regulation S-X, and in the opinion of management contains all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position as of September 30, 2001, the results of operations for the three and nine months ended September 30, 2001 and 2000 and cash flows for the nine months ended September 30, 2001 and 2000. These results have been determined on the basis of generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. The attached consolidated statements are those of AMB Financial Corp. (the "Holding Company") and its consolidated subsidiaries American Savings, FSB (the "Bank"), the Bank's wholly owned subsidiary NIFCO, Inc., and the wholly owned subsidiary of NIFCO, Inc., Ridge Management, Inc. The results of operations for the three and nine month periods ended September 30, 2001 is not necessarily indicative of the results to be expected for the full year.

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

3.   Earnings Per Share
     ------------------

     Earnings per share for the three and nine month periods ended September 30, 2001 and 2000 were determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding (see Exhibit 11 attached). Stock options are regarded as common stock equivalents and are considered in diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method. ESOP shares not committed to be released to participants are not considered outstanding for purposes of computing earnings per share amounts.

4.   Industry Segments
     -----------------

     The Company operates principally in the banking industry through its subsidiary bank. As such, substantially all of the Company's revenues, net income, identifiable assets and capital expenditures are related to banking operations.

5.   Impact of New Accounting Standards
     ----------------------------------

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangibles Assets" (SFAS No.142). SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangibles assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. SFAS No. 142 is effective January 1, 2002 for calendar year companies, however, any acquired goodwill or intangible assets recorded in transactions closed subsequent to June 30, 2001 will be subject immediately to the non-amortization and amortization provisions of SFAS No. 142. The Company does not believe these statements will have a material impact on its financial position or results of operations.

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

                               FINANCIAL CONDITION
                               -------------------

                SEPTEMBER 30, 2001 COMPARED TO DECEMBER 31, 2000

     Total assets of the Company increased $4.9 million, or 3.6% to $140.6 million at September 30, 2001, compared to $135.7 million at December 31, 2000, due primarily to an increase in cash and interest-bearing deposits and loans receivable funded by an increase in deposit balances. Management expects additional modest balance sheet growth during the balance of the year, primarily due to recent declines in long-term interest rates.

     Cash and short-term investments increased by $3.0 million to $7.6 million at September 30, 2001 from a combined $4.6 million at December 31, 2000. The increase is due to deposit inflows experienced during the period. The excess cash is expected to be redeployed into loan production, investment securities, or to repay maturing borrowings.

     Investments securities available for sale decreased by $417,000 to $3.5 million at September 30, 2001. The decrease is primarily attributable to the sale of a $500,000 U.S. Treasury security that was reinvested in a mortgage-backed security in order to obtain a slightly better yield. Gross unrealized gains in the available for sale portfolio were $111,000 at September 30, 2001 compared to gross unrealized gains of $8,000 at December 31, 2000, reflecting the positive impact of lower interest rates.

     Trading account securities declined by $283,000 to $653,000 at September 30, 2001. The decrease is attributable to stock sales in the amount of $353,000 offset by a decline in unrealized losses in the portfolio of $70,000.

     Mortgage-backed securities available for sale increased by $14,000 to $3.4 million at September 30, 2001. The increase is primarily due to purchases of $500,000 and an increase in unrealized gains of $91,000 offset by prepayments and amortization of $577,000. Gross unrealized gains in the available for sale portfolio were $197,000 at September 30, 2001 compared to gross unrealized gains of $106,000 at December 31, 2000, again reflecting the positive impact of lower interest rates.

     Loans receivable increased to $114.8 million at September 30, 2001, a $2.3 million increase from December 31, 2000. The Bank originated both residential and non-residential loans of $18.5 million primarily residential and to a lesser extent non-residential, and purchased loans totaling $10.3 million (including commercial leases and receivables totaling $5.7 million) during the nine month period ended September 30, 2001, compared to $19.7 million of originations and $4.6 million of purchases during the prior year period. Offsetting originations and purchases were amortization and prepayments totaling $26.4 million and $18.1 million for the nine month periods ended September 30, 2001 and 2000. The Company continues to remain focused on an aggressive lending effort, however, the recent declines in long-term interest rates have led to a higher level of mortgage prepayments resulting in modest loan growth.

     Liabilities increased from $124.2 million at December 31, 2000, to $129.2 million at September 30, 2001, an increase of $5.0 million, or 4.0%. The primary reason for the increase in total liabilities was an increase in deposit accounts. Deposits increased by $9.5 million, to $99.2 million at September 30, 2001. The increase is primarily due to the Company's aggressive competitive certificate rate pricing, primarily on nine to fifteen month terms. Borrowed money, which consists of FHLB of Indianapolis advances, decreased during the period by $4.6 million to $26.5 at September 30, 2001. Currently, there is $6.0 million of FHLB maturing over the next twelve month period at a weighted average rate of 4.60%.

     Total stockholder's equity decreased by $31,000 to $11.5 million at September 30, 2001 from the balance at December 31, 2000. This decrease was due to the repurchase of common stock in the amount of $701,000 and the payment of dividends on common stock of $146,000, which was offset by net income of $582,000, an increase of $116,000 in the net unrealized gain on securities available for sale and normal amortization of RRP and ESOP benefits of $118,000. The Company is no longer subject to regulatory limitations on stock repurchases and intends to continue modest repurchases of stock.


     COMPARISON OF OPERATING RESULTS FOR THE QUARTERS ENDED SEPTEMBER 30, 2001 AND 2000

     NET INCOME

     The Company's net income for the three months ended September 30, 2001 was $164,000, a decrease of $102,000 compared to the three months ended September 30, 2000. This decrease was primarily due to a decrease in net interest income of $79,000, and an increase in non-interest expense $138,000 offset by an increase in non-interest income of $46,000 and a decrease in income taxes of $62,000.

     INTEREST INCOME

     Total interest income decreased $38,000 or 1.6%, for the three months ended September 30, 2001 compared to the prior year as a result of a 33 basis point decline in the average yield, offset by a $3.5 million increase in the average volume of interest earning assets. For the three months ended September 30, 2001 and 2000, the Company's average yield on interest earning assets was 7.39% and 7.72%, respectively, while the Company's average interest earning assets were $126.8 million and $123.3 million. The decrease in yield is primarily attributable to loans receivable due to prepayments of high interest rate loans and a high volume of refinancing at lower interest rates. The higher volume is primarily due to loans receivable as a result of the Company's continued aggressive lending efforts. Interest income from loans decreased $34,000 as a result of a 32 basis point decline to 7.56% in the average yield on loans receivable, offset by a $2.9 million increase to $114.4 million in average loans receivable.

     INTEREST EXPENSE

     Total interest expense increased $41,000 or 2.7% for the three months ended September 30, 2001 compared to the prior year. This increase was due to a $5.5 million increase in the average volume of interest bearing liabilities, offset by a 10 basis point decline in average cost of interest bearing liabilities. For the three months ended September 30, 2001 and 2000, the Company's average interest bearing liabilities were $123.5 million and $118.0 million, respectively, while the average cost on interest bearing liabilities was 4.99% and 5.09%. Interest on deposits increased by $21,000 or 1.9% for the third quarter of 2001, due to a $2.0 million increase to $97.4 million in average deposits compared to the prior year's quarter, offset by a 1 basis point decrease to 4.80% in the average cost of deposits compared to the prior year's three month period. The growth in average deposits is attributable to an increase in certificate of deposit balances.

     Interest on borrowings increased $20,000 to $373,000, as a result of a $3.5 million increase to $26.2 million in the average balance of borrowed money, primarily advances from the FHLB of Indianapolis offset by a decline of 55 basis points to 5.70% in the average cost of borrowings. The increase in the average balance has been primarily for funding loan originations.

     PROVISION FOR LOAN LOSSES.

     The determination of the allowance for loan losses involves material estimates that are susceptible to significant change in the near term. The allowance for loan losses is maintained at a level deemed adequate to provide for probable estimable losses through charges to operating expense. The allowance is based upon past loss experience and other factors, which, in management's judgment, deserve current recognition in estimating losses. Such other factors considered by management include growth and composition of the loan portfolio, the relationship of the allowance for losses to outstanding loans, and economic conditions.

     A provision for loan losses of $51,000 was recorded during the three months ended September 30, 2001 as compared to $58,000 for the 2000 three month period. There were no changes in estimation method or assumptions that impacted the provision for loan loss during the quarter. Net recoveries during the 2001 quarter were $3,000 compared to loan charge-offs of $2,000 for the three months ended September 30, 2000. Management believes that the total allowance of $736,000 on total net loans of $114.8 million at September 30, 2001, is adequate given the area economic conditions, the level of impaired and non-performing loans, and the composition of the loan portfolio. At September 30, 2001, the Company was aware of no regulatory directives or suggestions that the Company make additional provisions for losses on loans.

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

     NON-INTEREST INCOME

     The Company's non-interest income increased during the quarter by $46,000 to $262,000 compared to $216,000 recorded in the 2000 quarter. The increase in non-interest income is primarily attributable to an increase in rental income of $81,000 from leased property at the recently purchased Dyer, Indiana office location, as well as increases in deposit related fee income of $19,000 and loan related fees and charges of $12,000. The higher fee income from deposit account products are due in part to increased volumes of transactions and increased ATM fee charges. These increases in non-interest income were offset by a decline in gains from the Company's trading portfolio, which is comprised of holdings in community bank and thrift stocks. For the three months ended September 30, 2001, the Company recorded a net loss from both realized and unrealized gains and losses of $11,000 in the trading portfolio as compared to recording a net gain in the prior year quarter of $66,000. The Company also recorded a loss of $9,000 during the third quarter of 2001 as compared to a loss of $22,000 reported in the year ago period, related to an investment in a low-income housing joint venture. As a result of this investment, the Company recorded an offsetting $35,000 in federal income tax credits during both periods which resulted in the reduction of the Company's effective income tax rate.

     NON-INTEREST EXPENSE.

     The Company's non-interest expense increased $138,000 to $815,000 for the three months ended September 30, 2001 compared to $677,000 for the three months ended September 30, 2000. Compensation and benefits expense increased by $95,000 in the current quarter due in part to a reduction in the prior year's expense as a result of management's decision to restructure the Company's ESOP program. That change resulted in reduced benefit expense during the prior year's quarter of $67,000. The remaining increase of $28,000 is due to both normal compensation increases and increased benefit costs, primarily pension costs. Occupancy and equipment expense increased during the quarter by $29,000 due to higher depreciation and maintenance costs associated with the recent acquisition of the Dyer office location. In addition, data processing costs also increased by $12,000 due in part to an increased number of accounts serviced as well as increased activity.

     INCOME TAXES.

     For the three months ended September 30, 2001, income tax expense totaled $31,000, or an effective tax rate of 16.1%, compared to $93,000, or an effective tax rate of 25.9%, for the three months ended September 30, 2000. Both periods were positively impacted by the recognition of approximately $35,000 in low-income housing tax credits provided through an investment in a limited partnership organized to build, own and operate a 56 unit low-income housing apartment complex.

     COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

     NET INCOME

     The Company's net income for the nine months ended September 30, 2001 was $582,000, a decrease of $3,000 compared to the nine months ended September 30, 2000. This decrease was primarily due to a decrease in net interest income of $129,000, and an increase in non-interest expense of $355,000, offset in part by an increase in non-interest income of $480,000.

     INTEREST INCOME

     Total interest income increased $467,000 or 6.9% for the nine months ended September 30, 2001 compared to the prior nine-month period due to a combination of higher rates and an increased volume of loans receivable. For the nine months ended September 30, 2001 and 2000, the Company's average interest earning assets were $127.7 million and $121.1 million, respectively, while the average yield on interest earning assets was 7.60% and 7.49%. The Company's average balance of loans receivable increased $6.4 million to $114.4 million during the current period, while the average yield on loans receivable increased 9 basis points to 7.81%, resulting in a $449,000 increase in interest income attributable to loans receivable. The $40,000 increase in interest income on mortgage-backed securities is due to a $400,000 increase in the average balance to $3.2 million, primarily from purchases occurring during 2000, as well as a 74 basis point increase to 7.81% in the average yield. Interest income on investment securities declined by $43,000 for the nine month period ended September 30, 2001, due to a decrease of $1.7 million to $4.7 million in the average balance offset by 42 basis point increase to 4.83% in the average yield. The decrease in the average balance was used, in part, to fund the purchase of new mortgage-backed securities and to a lesser extent, to repurchase the Company's common stock.

     INTEREST EXPENSE

     Total interest expense increased $596,000 or 14.0% for the nine months ended September 30, 2001 compared to the prior year period. For the nine months ended September 30, 2001 and 2000, the Company's average interest bearing liabilities were $124.5 million and $116.0 million, respectively, while the average cost on interest bearing liabilities was 5.20% and 4.90%. Interest expense on savings deposits increased $470,000, primarily due to an increase in the average deposits of $4.5 million to $96.7 million and by a 44 basis point increase to 5.04% in average cost. Interest on borrowings increased $126,000 to $1.2 million, as a result of a $4.0 million increase to $27.9 million in the average balance of borrowed money, primarily advances from the FHLB of Indianapolis offset by a decline of 26 basis points to 5.78% in the average cost of borrowings. The increase in the average balance of both deposits and borrowed funds have been utilized to fund the Company's loan origination activity.

     PROVISION OF LOAN LOSSES

     The determination of the allowance for loan losses involves material estimates that are susceptible to significant change in the near term. The allowance for loan losses is maintained at a level deemed adequate to provide for probable estimable losses through charges to operating expense. The allowance is based upon past loss experience and other factors, which, in management's judgment, deserve current recognition in estimating losses. Such other factors considered by management include growth and composition of the loan portfolio, the relationship of the allowance for losses to outstanding loans, and economic conditions.

     A provision for loan losses of $113,000 was recorded during the nine months ended September 30, 2001 compared to $109,000 for the same period a year ago. The Bank will continue to review its allowance for loan losses and make future losses at a level that it considers to be adequate to provide for losses, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods.

     NON-INTEREST INCOME

     The Company's non-interest income was $933,000 for the nine months ended September 30, 2001 compared to $453,000 for the same period a year ago. The increase was due in part from both realized and unrealized gains on trading securities. For the nine-month period ended September 30, 2001, the Company recorded gains of $137,000 from trading securities as compared to gains of $41,000 on trading securities recorded in the prior year's period. In addition, the Company recorded increased rental income of $222,000 from the recently purchased Dyer, Indiana office location, and increased gains from the sale of investment securities available for sale of $22,000. The Company also reported higher deposit related fee income of $58,000 due to increased NOW account overdraft and ATM fee charges as well as an increase in commission income of $29,000 from the sale of annuity and mutual fund products. The Company also recorded a loss of $64,000 during the nine month period ended September 30, 2001 as compared to a loss of $80,000 reported in the year ago period, related to an investment in a low-income housing joint venture. As a result of this investment, the Company recorded an offsetting $105,000 in federal income tax credits during both periods which resulted in the reduction of the Company's effective income tax rate.

     NON-INTEREST EXPENSE

     The Company's non-interest expense increased $355,000 to $2.5 million for the nine months ended September 30, 2001 compared to the same period a year ago. The increase resulted primarily from increased staffing costs of $140,000 due to in part to a reduction in the prior year's expense as a result of management's decision to restructure the Company's ESOP program. That change resulted in a reduction for the prior year's benefit expense of $67,000. The remaining increase in staffing costs relate to normal salary and benefit increases, primarily pension costs. Occupancy and equipment expenses increased by $79,000, due primarily to increased depreciation and maintenance charges associated with the recent acquisition of the Dyer office location. In addition, data processing costs increased by $30,000, professional fees by $21,000, insurance premiums by $31,000 and bad check write-offs by $14,000.

     INCOME TAXES

     The Company recorded a provision for income taxes of $155,000 for the nine months ended September 30, 2001, or an effective income tax rate of 21.1%, compared to $160,000 for the nine months ended September 30, 2000, or an effective income tax rate of 21.5%. Both periods were positively impacted by the recognition of low-income housing tax credits of $105,000 provided through an investment in a limited partnership organized to build, own and operate a 56 unit low-income housing apartment complex.

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

                               CAPITAL REQUIREMENT
                               -------------------

At September 30, 2001, the Bank was in compliance with all of its capital requirements as follows:

                                         September 30, 2001             December 31, 2000
                                      ------------------------       ------------------------
                                                      Percent of                     Percent of
                                         Amount         Assets          Amount         Assets
                                      ------------      ------       ------------      ------
Stockholders' equity of the Bank      $  9,565,082        6.90%      $  8,929,576        6.70%
                                      ------------      ------       ------------      ------

Tangible capital                      $  9,380,406        6.77%      $  8,861,114        6.66%
Tangible capital requirement             2,076,000        1.50          1,997,000        1.50
                                      ------------      ------       ------------      ------
Exess                                 $  7,304,406        5.27%      $  6,864,114        5.16%
                                      ============      ======       ============      ======

Core capital                          $  9,380,406        6.77%      $  8,861,114        6.66%
Core capital requirement                 4,152,000        3.00          3,994,000        3.00
                                      ------------      ------       ------------      ------
Excess                                $  5,228,406        3.77%      $  4,867,114        3.66%
                                      ============      ======       ============      ======

Core and supplementaray capital       $ 10,101,062       12.32%      $  9,397,287       12.01%
Risk-based capital requirement           6,561,000        8.00          6,261,000        8.00
                                      ------------      ------       ------------      ------
Exess                                 $  3,540,062        4.32%      $  3,136,287        4.01%
                                      ============      ======       ============      ======

Total Bank assets                     $138,610,000                   $133,195,000
Adjusted total Bank assets            $138,416,000                   $133,127,000
Total risk-weighted assets            $ 82,014,000                   $ 78,265,000

A reconciliation of consolidated stockholders' equity of the bank for financial reporting purposes to capital available to the Bank to meet regulatory capital requirements is as follows:

                                   September 30, 2001             December 31, 2000
                                      ------------                   -----------
Stockholders' equity of the Bank      $  9,565,082                     8,929,576
Regulatory capital adjustment
  for available for sale securities       (184,676)                      (68,462)
                                      ------------                   -----------

     Tangible and core capital           9,380,406                     8,861,114
General loan loss reserves                 735,656                       551,173
Direct equity investments                  (15,000)                      (15,000)
                                      ------------                   -----------
    Core and supplementary capital    $ 10,101,062                     9,397,287
                                      ============                   ===========

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

                                          SEPTEMBER 30,     DECEMBER 31,
                                              2001              2000
                                          ------------      ------------
                                              (Dollars in thousands)
Non- accruing loans:
     One to four family                            728               508
     Multi-family                                 --                --
     Non-residential                               455              --
     Commercial Business                             1              --
     Construction                                 --                 406
     Consumer                                        7                24
                                          ------------      ------------
Total                                             1191               938
                                          ------------      ------------

Foreclosed assets:
     One to four family                           --                --
     Multi-family                                 --                --
     Non-residential                              --                --
     Construction                                 --                --
     Consumer                                     --                --
                                          ------------      ------------
Total                                                0                 0
                                          ------------      ------------
Total non- performing assets                      1191               938
                                          ============      ============
Total as a percentage of total assets             0.85%             0.69%
                                          ============      ============

     For the nine months period ended September 30, 2001, gross interest, which would have been recorded, had the non-accruing loans been current in accordance with their original terms amounted to $45,700.

     In addition to the non-performing assets set forth in the table above, as of September 30, 2001, there were no loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

     Management has considered the Company's non-performing and "of concern" assets in establishing its allowance for loan losses.


                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

     The Company's principal sources of funds are cash dividends paid by the Bank and liquidity generated by investments or borrowings. The Company's principal uses of funds are cash dividends to shareholders as well as investment purchases and stock repurchases with excess cash flow. During the nine months ended September 30, 2001, the Company repurchased 70,312 shares of its common stock at an average price of $9.96 per share, for a total of $701,000.

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

     During the nine months ended September 30, 2001, the Bank originated and purchased loans totaling $28.8 million compared with $24.3 million during the same period a year ago. At September 30, 2001, the Bank had outstanding commitments to originate loans of $2.4 million and unused lines of credit totaling $3.9 million. The Bank anticipates that it will have sufficient funds available to meet its current loan commitments. Certificate of deposit which are scheduled to mature in one year or less from September 30, 2001 totaled $30.2 million. Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank.

                               RECENT DEVELOPMENTS
                               -------------------

     On October 24, 2001 the Company declared a cash dividend of $.06 per share, payable on November 23, 2001 to shareholders of record on November 9, 2001.




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

Item 3.   DEFAULTS UPON SENIOR SECURITIES
          -------------------------------
          None.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------
          None.

Item 5.   OTHER INFORMATION
          -----------------
          Not applicable.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------
          (a) Computation of earnings per share (Exhibit 11 filed herewith)

          (b) The Company filed a Form 8-K dated July 25, 2001 attaching its press release announcing the results of operations for the quarter ended June 30, 2001.

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



                                    AMB FINANCIAL CORP.
                                    -------------------
                                    Registrant


Date: October 24, 2001

                                By: /s/ Clement B. Knapp, Jr.
                                    --------------------------------------------
                                    President and Chief Executive Officer
                                    (DULY AUTHORIZED REPRESENTATIVE)



                                By: /s/ Daniel T. Poludniak
                                    --------------------------------------------
                                    Vice President and Chief Financial Officer
                                    (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

                                INDEX TO EXHIBIT
                                ----------------


     Exhibit No.                                                        Page No.
     -----------                                                        --------

         11            Statement re: Computation of Earnings Per Share     24