Form 10KSB40
period 2001-12-31
AMB FINANCIAL CORP
filed 2002-04-01
CIK 915393

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The Registrant had $10.9 million in gross income for the year ended December 31, 2001.

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and asked price of such stock as of December 31, 2001 was $3.8 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

     As of March 13, 2002, there were issued and outstanding 861,063 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Parts II and IV of Form 10-KSB - Annual Report to Stockholders for the fiscal year ended December 31, 2001. Part III of Form 10-KSB - Proxy Statement for the 2002 Annual Meeting of Stockholders.

         Transitional Small Business Disclosure Format: Yes  [ ] No  [X].
================================================================================

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

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS
        -----------------------

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

     We are a community-based financial institution that offers a variety of selected financial services to meet the needs of the community we serve. We attract deposits from the general public and use such deposits to originate and purchase one- to four-family residential mortgages and, to a lesser extent, non-residential real estate, commercial business, consumer, construction, multi-family real estate, and land loans. We also invest in mortgage-backed securities, investment securities consisting primarily of U.S. government obligations and various types of short-term liquid assets. See "- Lending Activities" and "- Investment Activities."

     We serve the financial needs of families and local businesses in our primary market area, northwest Lake County, Indiana, through our main office located in Munster, Indiana and two branch offices located in the communities of Dyer and Hammond, Indiana. Our deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (the "FDIC"). At December 31, 2001, we had total assets of $141.6 million, deposits of $102.2 million and stockholders' equity of $11.7 million or 8.27% of total assets.

     Our executive office is located at 8230 Hohman Avenue, Munster, Indiana 46321-1578 and its telephone number at that address is (219) 836-5870.

LENDING ACTIVITIES

     Our principal lending activity is originating and, to a lesser extent, purchasing first mortgage loans secured by owner-occupied one- to four-family residential properties located in our primary market areas. We also originate and purchase non-residential real estate, commercial business, consumer, multi-family real estate, construction and land loans. In addition to increasing the yield and/or the interest rate sensitivity of our portfolio, these non-one-to four family loans allow us to provide more comprehensive financial services to families and community businesses in our primary market area.

     LOAN PORTFOLIO COMPOSITION. The following table sets forth information concerning the composition of our loan portfolio in dollar amounts and in percentages (before deductions for loans in process, net deferred yield adjustments and allowances for losses) as of the dates indicated.

                                                                                  December 31,
                                            ---------------------------------------------------------------------------------------
                                                       2001                          2000                          1999
                                            ---------------------------------------------------------------------------------------
                                                Amount        Percent         Amount        Percent         Amount        Percent
                                            ---------------------------------------------------------------------------------------
                                                                             (Dollars in Thousands)
Real Estate Loans:
-----------------
 One- to four-family....................... $     82,461          70.54%  $     84,349          74.09%  $     82,210          76.11%
 Multi-family..............................        2,297           1.96          2,189           1.92          2,144           1.98
 Non-residential...........................       12,354          10.57         10,156           8.92          8,775           8.12
 Construction..............................        2,090           1.79          4,854           4.26          4,279           3.96
 Land......................................        1,352           1.15          1,041           0.92            632           0.59
                                            ------------   ------------   ------------   ------------   ------------   ------------
     Total real estate loans...............      100,554          86.01        102,589          90.11         98,040          90.76
                                            ------------   ------------   ------------   ------------   ------------   ------------

Other Loans:
-----------
 Consumer Loans:
  Deposit account..........................          123           0.11            213           0.19            147           0.13
  Credit Card..............................          448           0.38            437           0.38            439           0.41
  Home improvement.........................            -              -              -              -              -              -
  Line of credit...........................        3,711           3.17          4,130           3.63          3,336           3.09
  Other ...................................        1,122           0.96          1,101           0.97          1,059           0.98
                                            ------------   ------------   ------------   ------------   ------------   ------------
     Total consumer loans..................        5,404           4.62          5,881           5.17          4,981           4.61
                                            ------------   ------------   ------------   ------------   ------------   ------------
 Commercial business loans.................       10,951           9.37          5,377           4.72          4,999           4.63
                                            ------------   ------------   ------------   ------------   ------------   ------------
     Total loans receivable................      116,909         100.00%       113,847         100.00%       108,020         100.00%
                                            ------------   ============   ------------   ============   ------------   ============
Less:
----
 Loans in process..........................        1,698                           677                         1,523
 Net deferred yield adjustments............          (68)                          (13)                           (4)
 Allowance for losses......................          766                           701                           591
                                            ------------                  ------------                  ------------
 Total loans receivable, net............... $    114,513                  $    112,482                  $    105,910
                                            ============                  ============                  ============


                                                                   December 31,
                                            ---------------------------------------------------------
                                                       1998                          1997
                                            ---------------------------------------------------------
                                                Amount        Percent        Amount         Percent
                                            ---------------------------------------------------------
                                                             (Dollars in Thousands)
Real Estate Loans:
-----------------
 One- to four-family....................... $     63,369          69.69%  $     51,567          64.71%
 Multi-family..............................        2,446           2.69          4,010           5.03
 Non-residential...........................       10,370          11.40          8,376          10.51
 Construction..............................        2,522           2.77          4,450           5.59
 Land......................................        1,227           1.35          1,264           1.59
                                            ------------   ------------   ------------   ------------
     Total real estate loans...............       79,934          87.90         69,667          87.43
                                            ------------   ------------   ------------   ------------
Other Loans:
-----------
 Consumer Loans:
  Deposit account..........................          172           0.19            165           0.21
  Credit Card..............................          414           0.46            405           0.51
  Home improvement.........................           10           0.01             11           0.01
  Line of credit...........................        3,552           3.91          3,259           4.09
  Other ...................................        1,244           1.37          1,264           1.58
                                            ------------   ------------   ------------   ------------
     Total consumer loans..................        5,392           5.93          5,104           6.40
                                            ------------   ------------   ------------   ------------
 Commercial business loans.................        5,607           6.17          4,916           6.17
                                            ------------   ------------   ------------   ------------
     Total loans receivable................       90,933         100.00%        79,687         100.00%
                                            ------------   ============   ------------   ============
Less:
----
 Loans in process..........................          569                         1,975
 Net deferred yield adjustments............           95                           209
 Allowance for losses......................          507                           410
                                                --------                  ------------
 Total loans receivable, net...............      $89,762                  $     77,093
                                                 =======                  ============

     The following table shows the composition of our loan portfolios by fixed- and adjustable-rate at the dates indicated.

                                                                                  December 31,
                                            ---------------------------------------------------------------------------------------
                                                       2001                          2000                          1999
                                            ---------------------------------------------------------------------------------------
                                               Amount         Percent        Amount         Percent        Amount         Percent
                                            ---------------------------------------------------------------------------------------
                                                                             (Dollars in Thousands)
Fixed-Rate Loans:
----------------
 Real estate:
  One- to four-family...................... $     60,721          51.94%  $     52,798          46.38%  $     50,067          46.35%
  Multi-family.............................          741           0.63            579           0.51            618           0.57
  Non-residential..........................       10,474           8.96          7,552           6.63          5,160           4.78
  Construction.............................        1,048           0.90          4,693           4.12          3,799           3.52
  Land.....................................          416           0.35            339           0.30            286           0.27
                                            ------------   ------------   ------------   ------------   ------------   ------------
     Total real estate loans...............       73,400          62.78         65,961          57.94         59,930          55.49
                                            ------------   ------------   ------------   ------------   ------------   ------------
 Consumer..................................        1,693           1.45          1,751           1.54          1,645           1.52
 Commercial business.......................        5,784           4.95          4,046           3.55          3,227           2.99
                                            ------------   ------------   ------------   ------------   ------------   ------------
     Total fixed-rate loans................       80,877          69.18         71,758          63.03         64,802          60.00
                                            ------------   ------------   ------------   ------------   ------------   ------------
Adjustable-Rate Loans:
---------------------
 Real estate:
  One- to four-family......................       21,740          18.60         31,551          27.71         32,143          29.76
  Multi-family.............................        1,556           1.33          1,610           1.41          1,526           1.41
  Non-residential..........................        1,880           1.61          2,604           2.29          3,615           3.34
  Construction.............................        1,042           0.89            161           0.14            480           0.44
  Land ....................................          936           0.80            702           0.62            346           0.32
                                            ------------   ------------   ------------   ------------   ------------   ------------
     Total real estate loans...............       27,154          23.23         36,628          32.17         38,110          35.27
                                            ------------   ------------   ------------   ------------   ------------   ------------
 Consumer..................................        3,711           3.17          4,130           3.63          3,336           3.09
 Commercial business.......................        5,167           4.42          1,331           1.17          1,772           1.64
                                            ------------   ------------   ------------   ------------   ------------   ------------
     Total adjustable-rate loans...........       36,032          30.82         42,089          36.97         43,218          40.00
                                            ------------   ------------   ------------   ------------   ------------   ------------

     Total loans receivable................      116,909         100.00%       113,847         100.00%       108,020         100.00%
                                            ------------   ============   ------------   ============   ------------   ============
Less:
----
 Loans in process..........................        1,698                           677                         1,523
 Net deferred yield adjustment.............          (68)                          (13)                           (4)
 Allowance for loan losses.................          766                           701                           591
                                            ------------                  ------------                  ------------
    Total loans receivable, net............ $    114,513                  $    112,482                  $    105,910
                                            ============                  ============                  ============


                                                                   December 31,
                                            ---------------------------------------------------------
                                                       1998                          1997
                                            ---------------------------------------------------------
                                               Amount         Percent        Amount         Percent
                                            ---------------------------------------------------------
                                                              (Dollars in Thousands)
Fixed-Rate Loans:
----------------
 Real estate:
  One- to four-family...................... $     39,243          43.16%  $     38,967          48.90%
  Multi-family.............................          688           0.76          1,847           2.32
  Non-residential..........................        2,685           2.95          3,364           4.22
  Construction.............................        1,242           1.37          2,893           3.63
  Land.....................................          338           0.37            211           0.27
                                            ------------   ------------   ------------   ------------
     Total real estate loans...............       44,196          48.60         47,282          59.34
                                            ------------   ------------   ------------   ------------
 Consumer..................................        1,840           2.02          1,845           2.31
 Commercial business.......................        5,026           5.53          3,828           4.80
                                            ------------   ------------   ------------   ------------
     Total fixed-rate loans................       51,062          56.15         52,955          66.45
                                            ------------   ------------   ------------   ------------
Adjustable-Rate Loans:
---------------------
 Real estate:
  One- to four-family......................       24,126          26.53         12,600          15.81
  Multi-family.............................        1,758           1.93          2,163           2.71
  Non-residential..........................        7,685           8.45          5,012           6.29
  Construction.............................        1,280           1.41          1,557           1.96
  Land ....................................          889           0.98          1,053           1.32
                                            ------------   ------------   ------------   ------------
     Total real estate loans...............       35,738          39.30         22,385          28.09
                                            ------------   ------------   ------------   ------------
 Consumer..................................        3,552           3.91          3,259           4.09
 Commercial business.......................          581           0.64          1,088           1.37
                                            ------------   ------------   ------------   ------------
     Total adjustable-rate loans...........       39,871          43.85         26,732          33.55
                                            ------------   ------------   ------------   ------------

     Total loans receivable................       90,933         100.00%        79,687         100.00%
                                            ------------   ============   ------------   ============
Less:
----
 Loans in process..........................          569                         1,975
 Net deferred yield adjustment.............           95                           209
 Allowance for loan losses.................          507                           410
                                            ------------                  ------------
    Total loans receivable, net............ $     89,762                  $     77,093
                                            ============                  ============

     The following table illustrates the interest rate sensitivity of the loan portfolio at December 31, 2001. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract requires the final payment to be made. This is shown without regard to interest rate adjustments. The table does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                                       Real Estate
                            --------------------------------------------------------------
                                                     Multi-family and
                             One- to Four-Family     Non-residential        Construction         Land              Consumer
                            ----------------------------------------------------------------------------------------------------
                                       Weighted              Weighted            Weighted           Weighted           Weighted
                                        Average               Average             Average            Average            Average
                              Amount     Rate      Amount      Rate     Amount     Rate     Amount    Rate     Amount    Rate
                            ----------------------------------------------------------------------------------------------------
                                                                                                 (Dollars in Thousands)
Due During the
Period Ending
December 31,
---------------------------
2002....................... $   1,233    7.15%        447      9.50%     1,048     7.44%$     179     6.$8%    4,235      6.7$%
2003 to 2004...............     3,527    7.52       4,724      7.77      1,042     4.88       959     6.65       684      9.95
2005 and  2006.............     4,844    7.31       2,805      8.37         --       --       149     8.50       307      8.66
2007 to 2011...............    13,430    7.28       3,088      8.09         --       --        33     8.50        --        --
2012 to 2021...............    22,430    7.37       1,691      8.65         --       --        32     8.50       178      8.93
2022 and following.........    36,997    7.23       1,896      8.25         --       --        --       --        --        --
                            ---------            --------               ------             ------             ------
   Total................... $  82,461    7.29%     14,651      8.17%    $2,090     6.16%   $1,352     6.91%   $5,404      7.31%
                            =========            ========               ======             ======             ======

                                Commercial
                                 Business              Total
                            ------------------------------------------
                                      Weighted              Weighted
                                       Average              Average
                              Amount    Rate      Amount      Rate
                            ------------------------------------------
                                      (Dollars in Thousands)
Due During the
Period Ending
December 31,
---------------------------
2002.......................    2,960    7.00%     10,102     7.04%
2003 to 2004...............    5,696    7.01      16,632     7.30
2005 and  2006.............      708    7.68       8,813     7.75
2007 to 2011...............    1,587    7.43      18,138     7.43
2012 to 2021...............       --      --      24,331     7.47
2022 and following.........       --      --      38,893     7.28
                             -------            --------
   Total...................  $10,951     7.1%   $116,909     7.36%
                             =======            ========

     The total amount of loans due after December 31, 2002 which have predetermined interest rates is $77.5 million. The total amount of loans due after such dates which have floating or adjustable interest rates is $29.3 million.

     Under federal law, the aggregate amount of loans that we are permitted to make to any one borrower is generally limited to 15% of unimpaired capital and surplus (25% if the security for such loan has a "readily marketable" value or 30% for certain residential development loans). At December 31, 2001, our regulatory loan-to-one borrower limit was approximately $1.5 million. On the same date, we had no borrowers with outstanding balances in excess of this amount. As of December 31, 2001, the largest dollar amount of indebtedness to one borrower or group of related borrowers was a $1.1 million motel loan located in Lansing, Illinois. On the same date, this loan was performing in accordance with its terms.

     All of our lending is subject to our written underwriting standards and to loan origination procedures. Decisions on loan applications are made on the basis of detailed applications and property valuations by qualified independent appraisers. Loans greater than $500,000 must be approved by the Board of Directors after review and preliminary approval by the Loan Committee. The loan applications are designed primarily to determine the borrower's ability to repay and the more significant items on the application are verified through use of credit reports, financial statements, tax returns and/or confirmations.

     Generally, we require title insurance on our mortgage loans as well as fire and extended coverage casualty insurance in amounts at least equal to the principal amount of the loan or the value of improvements on the property, depending on the type of loan. We also require flood insurance to protect the property securing our interest when the property is located in a flood plain or otherwise deemed prudent by management.

     ONE- TO FOUR-FAMILY RESIDENTIAL REAL ESTATE LENDING. The cornerstone of our lending program is the origination of long-term permanent loans secured by mortgages on owner-occupied one- to four-family residences. At December 31, 2001, $82.5 million, or 70.54% of our loan portfolio consisted of permanent loans on one- to four-family residences. At that date, the average outstanding residential loan balance was $82,000 and the largest outstanding residential loan had a principal balance of $983,000. Virtually all of the residential loans we originate are secured by properties located in our market area. However, we have purchased a number of one-to-four family residential loans secured by properties located out of our market area. See "- Originations, Sales and Purchases of Loans."

     We originate 30-year fixed rate loans secured by one- to four-family residential real estate as a result of continued consumer demand. We monitor the volume and rate of our fixed rate loans to ensure compliance with our asset/liability management policy. At December 31, 2001, we had $23.8 million of fixed-rate residential loans with less than 10 years to contractual maturity, $16.0 million of fixed-rate residential loans with remaining contractual maturities between 10 and 20 years and $20.9 million of fixed- rate residential loans with remaining contractual maturities in excess of 21 years in its portfolio. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management" in our Annual Report to Stockholders for the year ended December 31, 2001 attached hereto as Exhibit 13 (the "Annual Report").

     In addition, we originate and acquire adjustable rate mortgage and balloon loans to reduce our exposure to changes in interest rates. We retain and service all adjustable rate mortgages and balloon loans we originate. We make such loans at rates, terms and points determined in accordance with market and competitive factors. Our current one- to four-family residential adjustable rate mortgages are fully amortizing loans with contractual maturities of up to 30 years. The interest rates on the adjustable rate mortgages we originate are generally subject to adjustment at three-year intervals based on a margin over the Three Year Treasury Securities Constant Maturity Index. Decreases or increases in the interest rate of our adjustable rate mortgages are generally limited to 5% above or below the initial interest rate over the life of the loan. Our adjustable rate mortgages are not convertible into fixed-rate loans, do not contain prepayment penalties and do not produce negative amortization. Adjustable rate mortgage loans may be assumed provided home buyers meet our underwriting standards and the applicable fees are paid. At December 31, 2001, the total balance of one- to four-family adjustable rate mortgages was $21.7 million. During 2001 and 2000, we purchased $-0- and $2.0 million respectively, of adjustable rate one- to four- family first mortgage loans. Our balloon loans generally carry seven year terms and 30 year amortization schedules. On December 31, 2001, we had $24.1 million of one -to-four family balloon loans.

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

     As of December 31, 2001, we had 14 one- to four-family residential mortgage loans having an aggregate balance of $6.1 million with current balances in excess of $275,000, the 2001 Freddie Mac maximum. Our delinquency experience on our loans in excess of this maximum has been similar to our experience on other residential loans.

     Our residential mortgage loans customarily include due-on-sale clauses giving us the right to declare the loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the property subject to the mortgage and the loan is not repaid.

     MULTI-FAMILY AND NON-RESIDENTIAL REAL ESTATE LENDING. We both originate and, to a lesser extent purchase, permanent multi-family and non-residential real estate loans in our primary market area. We have increased these portfolios in recent years in accordance with our asset/liability management policy. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management" in the Annual Report. At December 31, 2001, we had $14.7 million in multi- family and non-residential real estate loans, representing 12.53% of the gross loan portfolio.

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

     The table below sets forth by type of security property the estimated number, loan amount and outstanding balance of our multi-family and non-residential real estate loans at December 31, 2001.


                                                               OUTSTANDING
                                NUMBER OF       ORIGINAL        PRINCIPAL
                                  LOANS        LOAN AMOUNT       BALANCE
                               --------------------------------------------
                                          (Dollars in Thousands)

MULTI-FAMILY...................    11          $  3,409         $  2,866
OFFICE.........................     3               580              532
RETAIL.........................     3             1,211            1,137
COMMERCIAL BUILDING............     7             2,238            2,061
AUTO SERVICE/REPAIR............     1               244              201
RESTAURANTS....................     5               536              374
HOTEL..........................     6             4,349            4,016
NURSING HOME...................     1               500              463
OTHER..........................    15             3,477            3,001
                                  ----         --------         --------
   TOTAL.......................    52          $ 16,544         $ 14,651
                                  ====         ========         ========

     At December 31, 2001, the largest multi-family and largest non-residential real estate loans totaled $482,000 and $1.1 million, respectively, and consisted of a fifteen unit apartment building and a motel. As of December 31, 2001, this loan was performing in accordance with its terms.

     Multi-family and non-residential real estate loans generally present a higher level of risk than loans secured by one- to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family residential and non-residential real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower's ability to repay the loan may be impaired. At December 31, 2001, we did not have any multi-family loans which were 90 days or more delinquent.

     CONSTRUCTION LENDING. We make construction loans to individuals for the construction of their primary or secondary residences and loans to builders or developers for the construction of single-family and multi-family properties.

     Loans to individuals for the construction of their residences typically run for six months. The borrower pays interest only during the construction period. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans. At December 31, 2001, we had one construction loan with an outstanding aggregate balance of $180,000 (including $94,000 in undisbursed loan proceeds) secured by one- to four- family residential property to borrowers intending to live on the properties upon completion of construction. Subject to future market conditions, we intend to continue construction lending activities to persons intending to be owner occupants.

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

For loans to builders for the construction of homes not pre-sold, which may carry a higher risk, the loan-to value ratio is generally limited to 75%. Whether we are willing to provide permanent takeout financing to the purchaser of the home is determined independently of the construction loan by a separate underwriting process. At December 31, 2001, we did not have any construction loans with outstanding aggregate balances secured by one- to four-family residential property built on speculation.

     We also occasionally provide construction financing on multi-family and commercial real estate. However, there were no loans of this type outstanding as of December 31, 2001. Additionally, we occasionally participate with other lenders in loans to developers and builders to finance multi-family housing and commercial property construction. At December 31, 2001, we were involved in three participation construction loans with an outstanding aggregate balance of $1.9 million (including $1.0 million in undisbursed loan proceeds).

     Construction lending generally affords us an opportunity to receive interest at rates higher than those obtainable from residential lending and to receive higher origination and other loan fees. In addition, such loans are generally made for relatively short terms. Nevertheless, construction lending to persons other than owner-occupants is generally considered to involve a higher level of credit risk than one- to four- family residential lending due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on construction projects, real estate developers and managers. In addition, the nature of these loans is such that they are more difficult to evaluate and monitor. Our risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value upon completion of the project and the estimated cost (including interest) of the project. If the estimate of value proves to be inaccurate, we may be confronted, at or prior to the maturity of the loan, with a project with a value which is insufficient to assure full repayment and/or the possibility of having to make substantial investments to complete and sell the project. Because defaults in repayment may not occur during the construction period, it may be difficult to identify problem loans at an early stage. When loan payments become due, the cash flow from the property may not be adequate to service the debt. In such cases, we may be required to modify the terms of the loan.

     LAND LENDING. Land loans, which include vacant land and developed lots, are made to various builders and developers with whom we have pre-existing relationships. All of such loans are secured by land zoned for residential developments and located within our market area. Disbursements related to acquisition and development land loans are typically based on the construction cost estimate of an independent architect or engineer who inspects the project in connection with significant disbursement requests. At December 31, 2001, we had $1.4 million in loans secured by land, or 1.15% of our entire gross loan portfolio.

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

     As of December 31, 2001, we have not experienced significant losses in connection with our land lending. See "Delinquencies and Non-Performing Assets."

     CONSUMER LENDING. We believe that offering consumer loan products helps to expand the customer base and to create stronger ties to the existing customer base. In addition, because consumer loans generally have shorter terms to maturity and carry higher rates of interest than do residential mortgage loans, they can be valuable asset/liability management tools. We currently originate substantially all of our consumer loans in our market area. At December 31, 2001, the consumer loans totaled $5.4 million or 4.62% of the gross loan portfolio.

     We offer a variety of secured consumer loans, including home equity lines of credit, home improvement loans, loans secured by savings deposits and automobile loans. Although we primarily originate consumer loans secured by real estate, deposits or other collateral, we also make unsecured personal loans.

     Our home equity lines of credit are generally limited to $100,000. We use the same underwriting standards for home equity lines of credit as we use for one- to four-family residential mortgage loans. Home equity lines of credit are originated in amounts which, together with the amount of the first mortgage, generally do not exceed 80% of the appraised value of the property securing the loan. The interest rate for all home equity loans floats at a stated margin over the prime rate. At December 31, 2001, we had $3.7 million of home equity lines of credit and an $2.8 million of additional funds committed, but undrawn, under such lines.

     We also offer a Visa credit card program. At December 31, 2001, approximately 412 credit cards had been issued, with an aggregate outstanding loan balance of $448,000 and unused credit available of $367,000. We presently charge a fixed rate on interest on credit card loans and no annual membership fee.

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

     Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral for defaulted consumer loans may not provide adequate sources of repayment for the outstanding loan balances as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At December 31, 2001, $106,000, or approximately 1.96% of the consumer loan portfolio, was 60 days or more delinquent. There can be no assurance that delinquencies will not increase in the future.

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

     During the past five years, we have originated and purchased commercial business loans to businesses such as small retail operations, small manufacturing concerns and professional firms. Included in commercial business loans as of December 31, 2001 were $5.9 million of purchased loans all of which were made to borrowers located outside of our market area. Our commercial business loans almost always include personal guarantees and are usually, but not always, are at least partially secured by business assets, such as accounts receivable, equipment, inventory and real estate. However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

     Most of our commercial business loans have terms ranging from six months to five years and carry adjustable interest rates. The underwriting process for commercial business loans generally includes consideration of the borrower's financial statements, tax returns, projections of future business operations and inspection of the subject collateral, if any.

     Since 1995, we have purchased seasoned commercial leases covering various types of office/commercial equipment from another financial institution with expertise in originating and acquiring such leases. As of December 31, 2001, the outstanding balance on these leases was $3.9 million. In general, the leases are full-payout finance leases in which the lease payments effectively repay the lessor for the purchase price of the equipment, plus an acceptable yield. The selling institution continues to service the leases for us and provides limited recourse in the event of a default by the lessor. We purchased these leases because they were available at relatively high yields at a time when investment alternatives were generating much lower yields and because they had relatively short terms, consistent with our asset/liability management strategy. Although, like other commercial business financings, commercial leases involve higher risk than residential mortgage loans, management believes that these purchases have been prudent in furtherance of our lending strategy and in light of the higher yields, the personal guarantees on most of the leases and the limited additional credit recourse provided by the seller. These leases are classified as loans for financial statement purposes. As of December 31, 2001, all of such leases were performing in accordance with their terms.

     The Company has also recently begun purchasing accounts receivable from certain merchants. These assets are classified as "other assets." See Note 9 of the Notes to Consolidated Financial Statements.

     The following table sets forth the Company's commercial business loans as of December 31, 2001.

                                                    PERCENT OF
      TYPE                         AMOUNT            PORTFOLIO
      ----                         ------            ---------
                                      (Dollars in Thousands)
Equipment leases                   $3,927              35.86%
Accounts Receivable                $2,000              18.26%
Other                              $5,024              45.88%
                                  -------             -------
Total                             $10,951             100.00%
                                  =======             =======

ORIGINATIONS, PURCHASES AND SALES OF LOANS

     We originate real estate and other loans through marketing efforts, our customer base, walk-in customers and referrals from real estate brokers and builders. In addition, we occasionally utilize the services of mortgage brokers.

     We purchase loans from third parties to supplement loan production. In particular, we may purchase loans of a type which are not available or available with as favorable terms in our own market area. We generally use the same underwriting standards in evaluating loan purchases as we do in originating loans. We will continue to evaluate loan purchase opportunities as they arise and make purchases in the future depending on market conditions. At December 31, 2001, approximately $40.5 million of the loan portfolio was serviced by others and we did not service any loans for others.

     Our ability to originate large dollar volumes of real estate loans may be substantially reduced or restricted in periods of rising interest rates, with a resultant decrease in related fee income and operating earnings.

     The following table shows our loan origination, purchase, sale and repayment activities for the periods indicated.

                                                  Year Ended December 31,
                                            ---------------------------------
                                               2001        2000        1999
                                            ---------------------------------
                                                      (In thousands)
Originations by type:
--------------------
Adjustable rate:
 Real estate - one- to four-family.......   $     928   $   2,486   $   2,463
               - multi-family............          --         128          --
               - non-residential.........         186          --         410
               - construction............          --          --          --
               - land....................         615         928          --
 Non-real estate - consumer..............       4,171       4,615       4,013
               - commercial business.....       2,817         842       2,814
                                            ---------   ---------   ---------
        Total adjustable-rate............       8,717       8,999       9,700
                                            ---------   ---------   ---------
Fixed rate:
 Real estate - one- to four-family.......      16,590       7,439       9,866
               - multi-family............         240          --         344
               - non-residential.........         290       1,885       2,748
               - construction............         180         351       1,110
               - land....................         150         132          --
 Non-real estate - consumer..............       1,693       2,450       1,540
               - commercial business.....       1,966         654          --
                                            ---------   ---------   ---------
        Total fixed-rate.................      21,109      12,911      15,608
                                            ---------   ---------   ---------
        Total loans originated...........      29,826      21,910      25,308
                                            ---------   ---------   ---------

Purchases:
---------
Real estate - one- to four-family........       3,468       3,078(1)   20,408(1)
              - multi-family.............          --          --          --
              - non-residential..........       2,167         150         510
              - construction.............       1,430       1,557       2,910
Non-real estate - consumer...............          --          --          --
              - commercial business......       6,455(2)    1,981         284
                                            ---------   ---------   ---------
       Total loans purchased.............      13,520       6,766      24,112
                                            ---------   ---------   ---------
       Total additions...................      43,346      28,676      49,420
                                            ---------   ---------   ---------

       Total loans sold..................          --          --          --
Principal repayments.....................      40,159      22,831      32,297
                                            ---------   ---------   ---------
       Net before other items............       3,187       5,845      17,123
                                            ---------   ---------
Increase(decrease) in other items, net...      (1,156)        727        (975)
                                            ---------   ---------   ---------
         Net increase....................   $   2,031   $   6,572   $  16,148
                                            =========   =========   =========
-----------

(1) Consisted primarily of conforming adjustable rate mortgage's secured by one-to-four family properties located out of our market area.
(2) Consisted of $2.0 million o f accounts receivable loans with the balance consisting of equipment leases.

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

     LOAN DELINQUENCIES. The following table sets forth loan delinquencies by type, by amount and by percentage of type at December 31, 2001.

                                                  Loans Delinquent For:
                           ------------------------------------------------------------------
                                       60-89 Days                     90 Days and Over             Total Delinquent Loans
                           --------------------------------------------------------------------------------------------------
                                                   Percent                          Percent                         Percent
                                                   of Loan                          of Loan                          of Loan
                             Number    Amount     Category    Number    Amount     Category     Number    Amount    Category
                           --------------------------------------------------------------------------------------------------
                                                                 (Dollars in Thousands)
Real Estate:
  One- to four-family......    5       $ 281        0.34%        9     $  743        0.90%       14      $ 1,024      1.24%
  Non-residential..........    -           -           -         1        463        4.04         1          463      4.04
Consumer...................    5          57        1.05         5         49        0.91        10          106      1.96
Commercial business........    3         587        5.36         -          -           -         3          587      5.36
                             ---       -----       -----       ---     ------       -----      ----      -------
     Total.................   13       $ 925        0.79%       15     $1,255        1.07%       28      $ 2,180      1.86%
                             ===       =====       =====       ===     ======       =====      ====      =======

     CLASSIFIED ASSETS. Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the Office of Thrift Supervision (the "OTS") to be of lesser quality, as "substandard," "doubtful" or "loss." An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are placed on a "watch list" by our management.

     When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances in an amount deemed prudent by management to cover probable accrued losses. General allowances represent loss allowances which have been established to cover probable accrued losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the regulatory authorities, who may order the establishment of additional general or specific loss allowances.

     In connection with the filing of our periodic reports with the OTS and in accordance with our classification of assets policy, we regularly review the problem loans in our portfolio to determine whether any loans require classification in accordance with applicable regulations. On the basis of this review of our assets, at December 31, 2001, we had classified the following assets:

                      One- to Four-
                         Family       Construction     Consumer       Total
                    --------------------------------------------------------
                                         (In Thousands)

Substandard.........    $   934         $   393         $   49     $  1,376
Doubtful............         --              --             --           --
Loss................         --              70(1)          --           70
                        -------         -------         ------     --------
                        $   934         $   463         $   49     $  1,446
                        =======         =======         ======     ========

     (1) The Bank has established a specific reserve for this portion of the non-residential loan. The balance of the loan is classified as substandard. See "-Multi-Family and Non-Residential Lending".

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


                                                  December 31,
                                  -------------------------------------------
                                    2001     2000     1999     1998     1997
                                  -------------------------------------------
                                                (Dollars in Thousands)
Non-accruing loans:
  One- to four-family..........   $   743  $   465  $   282  $   314  $   263
  Multi-family.................        --       --       --       --       --
  Non-residential..............       463       --       --       --       --
  Construction.................        --      556      479       --       --
  Consumer.....................        49       67       11      161       45
  Commercial business..........        --       --      157       --       --
                                  -------  -------  -------  -------  -------
     Total.....................     1,255    1,088      929      475      308
                                  -------  -------  -------  -------  -------
Accruing loans delinquent
 more than 90 days:
  Consumer.....................        --       --       --        8       --
                                  -------  -------  -------  -------  -------
     Total.....................        --       --       --        8       --
                                  -------  -------  -------  -------  -------
Foreclosed assets:
  One- to four-family..........       191       --       --       23       27
  Multi-family.................        --       --       --       --       --
  Non-residential..............        --       --       --       --       --
  Construction.................        --       --       --       --       --
  Consumer.....................        --       --       --       --       --
  Commercial business..........        --       --       --       --       --
                                  -------  -------  -------  -------  -------
     Total.....................       191       --       --       23       27
                                  -------  -------  -------  -------  -------
Total non-performing assets....   $ 1,446  $ 1,088  $   929  $   506  $   335
                                  =======  =======  =======  =======  =======
Total as a percentage of
  total assets.................     1.02%    0.80%    0.73%    0.43%   0.34%


     For the year ended December 31, 2001, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $54,000.

     At December 31, 2001, there were no other loans that is not disclosed on the table or discussed above, where known information about the possible credit problems of borrowers caused us to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

     ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is established through a provision for loan losses based on our evaluation of the probable losses in our loan portfolio and changes in the nature and volume of our loan activity. Such evaluation, which includes a review of all loans for which full collectibility may not be reasonably assured, considers among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan allowance. Although we believe we use the best information available to make such determinations, future adjustments to the allowance may be necessary, and net income could be significantly affected if circumstances differ substantially from the assumptions used in making the initial determinations. At December 31, 2001, we had an allowance for loan losses of $766,000.

         The following table sets forth an analysis of the allowance for loan losses.

                                             Year Ended December 31
                                  -------------------------------------------
                                    2001     2000     1999     1998     1997
                                  -------------------------------------------
                                            (Dollars in Thousands)

Balance at beginning of period..  $   701  $   591  $   507  $   410  $   355
                                  -------  -------  -------  -------  -------
Charge-offs:
  One- to four-family...........       38       --       --       --       --
  Multi-family..................       --       --       --       --       --
  Non-residential...............       28       --       --       --       --
  Construction..................       --       --       --       --       --
  Consumer......................       29       18       40        5       33
  Commercial business...........       --       --       --       --       --
                                  -------  -------  -------  -------  -------
         Total charge-offs......       95       18       40        5       33
                                  -------  -------  -------  -------  -------
Recoveries:
  One- to four-family...........       --       --       --       --       --
  Multi-family..................       --       --       --       --       --
  Non-residential...............       --       --       --       --       --
  Construction..................       --       --       --       --       --
  Consumer......................        8        4        5       --       14
  Commercial business...........       --       --       --       --       --
                                  -------  -------  -------  -------  -------
        Total recoveries........        8        4        5       --       14
                                  -------  -------  -------  -------  -------

Net charge-offs.................      (87)     (14)     (35)      (5)     (19)
Additions charged to
  operations....................      152      124      119      102       74
                                  -------  -------  -------  -------  -------
Balance at end of period........  $   766  $   701  $   591  $   507  $   410
                                  =======  =======  =======  =======  =======
Ratio of net charge-offs
 during the period to average
 loans outstanding during the
 period.........................    0.08%    0.01%    0.04%    0.01%    0.03%
                                  =======  =======  =======  =======  =======
Ratio of net charge-offs
 during the period to average
 non-performing assets..........    7.87%    1.37%    4.62%    1.70%    4.15%
                                  =======  =======  =======  =======  =======

         The distribution of the allowance for losses on loans at the dates indicated is summarized as follows:

                                                  December 31,
                       ---------------------------------------------------------------
                                      2001                            2000
                       ---------------------------------------------------------------
                                               Percent                        Percent
                                               of Loans                       of Loans
                                      Loan     in Each                Loan    in Each
                         Amount of  Amounts    Category  Amount of   Amounts  Category
                         Loan Loss     by      to Total  Loan Loss     by     to Total
                         Allowance  Category     Loans   Allowance  Category    Loans
                         -------------------------------------------------------------
                                             (Dollars In Thousands)
One- to four-family ..   $    195   $ 82,461    70.53%   $    154   $ 84,349    74.09%
Multi-family .........          7      2,297     1.96           7      2,189     1.92
Non-residential ......        160     11,469     9.81          29     10,156     8.92
Construction and land          11      4,327     3.71         236      5,895     5.18
Consumer .............         54      5,404     4.62          61      5,881     5.17
Commercial business ..        114     10,951     9.37          47      5,377     4.72
Unallocated ..........        225         --       --         167         --       --
                         --------   --------   ------    --------   --------   ------
     Total ...........   $    766   $116,909   100.00%   $    701   $113,847   100.00%
                         ========   ========   ======    ========   ========   ======

                                                                  December 31,
                         --------------------------------------------------------------------------------------------
                                      1999                            1998                          1997
                         --------------------------------------------------------------------------------------------
                                               Percent                        Percent                        Percent
                                               of Loans                       of Loans                       of Loans
                                      Loan     in Each                Loan    in Each                Loan    in Each
                         Amount of  Amounts    Category  Amount of   Amounts  Category  Amount of   Amounts  Category
                         Loan Loss     by      to Total  Loan Loss     by     to Total  Loan Loss     by     to Total
                         Allowance  Category     Loans   Allowance  Category    Loans   Allowance  Category    Loans
                         --------------------------------------------------------------------------------------------
                                                             (Dollars In Thousands)
One- to four-family ..   $    125   $ 82,210    76.11%   $    110   $ 63,369    69.69%   $     97   $ 51,567    64.71%
Multi-family .........          7      2,144     1.98          12      2,446     2.69          12      4,010     5.03
Non-residential ......         26      8,775     8.12          26     10,370    11.40          25      8,376    10.51
Construction and land         136      4,911     4.55          19      3,749     4.12          28      5,714     7.18
Consumer .............         46      4,981     4.61          71      5,392     5.93          45      5,104     6.40
Commercial business ..         74      4,999     4.63          56      5,607     6.17          49      4,916     6.17
Unallocated ..........        177         --       --         212         --       --         154         --       --
                         --------   --------   ------    --------   --------   ------    --------   --------   ------
     Total ...........   $    591   $108,020   100.00%   $    506   $ 90,933   100.00%   $    410   $ 79,687   100.00%
                         ========   ========   ======    ========   ========   ======    ========   ========   ======

INVESTMENT ACTIVITIES

     Most of our investments consist of U.S. Government and agency securities with maturities of five years or less, mortgage backed securities and short term assets. We also invest, to a limited degree, in municipal securities, mutual funds and equity securities of other financial companies. At December 31, 2001, we did not own any securities of a single issuer which exceeded 10% of our retained earnings, other than U.S. government or federal agency obligations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in the Annual Report.

     INVESTMENT SECURITIES. At December 31, 2001, investment securities totaled $5.7 million, or 4.02% of total assets. Included in this amount is $1.6 million investment in Federal Home Loan Bank ("FHLB") stock which is required for membership in the FHLB of Indianapolis. It is our general policy to purchase investment securities which are U.S. Government securities or federal agency obligations or other issues that are rated investment grade or have credit enhancements. At December 31, 2001, the average term to maturity or repricing of the investment portfolio was 2.2 years.

     The following table sets forth the composition of our investment securities at the dates indicated.

                                                                                December 31,
                                                    --------------------------------------------------------------------
                                                             2001                   2000                   1999
                                                    --------------------------------------------------------------------
                                                       Book       % of        Book        % of        Book        % of
                                                       Value      Total       Value       Total       Value       Total
                                                    --------------------------------------------------------------------
                                                                           (Dollars in Thousands)
Investment securities held to maturity:
  FHLB stock....................................     $ 1,624       28.54%    $ 1,624       25.03%    $ 1,383      16.00%
                                                     -------     -------     -------     -------     -------     -------

Investment securities available for sale:
  U.S. government securities....................       3,221       56.61       3,680       56.72       5,124       59.28
  Municipal obligations.........................         102        1.79         101        1.56          94        1.09
  Government securities mutual fund.............         160        2.81         147        2.26         134        1.55
                                                     -------     -------     -------     -------     -------     -------
                                                       3,483       61.21       3,928       60.54       5,352       61.92
                                                     -------     -------     -------     -------     -------     -------

Trading Securities:
  Thrift common stock mutual fund...............          --          --          --          --         965       11.16
  Common stock of other financial institutions..         483        8.49         855       13.18         857        9.91
  Corporate debt securities.....................         100        1.76          81        1.25          87        1.01
                                                     -------     -------     -------     -------     -------     -------
                                                         583       10.25         936       14.43       1,909       22.08
                                                     -------     -------     -------     -------     -------     -------
     Total investment securities................     $ 5,690      100.00%    $ 6,488      100.00%    $ 8,644      100.00%
                                                     =======     =======     =======     =======     =======     =======

Average remaining life of debt investment
 securities.....................................          2.2 years               2.9 years               3.2 years

Other interest-earning assets:
  Interest-bearing deposits with banks..........       6,410      100.00%      1,085      100.00%      1,278      100.00%
     Total......................................     $ 6,410      100.00%    $ 1,085      100.00%    $ 1,278      100.00%
                                                     =======     =======     =======     =======     =======     =======

     The composition and maturities of the investment securities portfolio, excluding FHLB stock and equity securities as of December 31, 2001, are indicated in the following table.

                                               Less Than     1 to 5       5 to 10       Over
                                                1 Year        Years        Years      10 Years    Total Investment Securities
                                              ----------   ----------   ----------   ----------   ---------------------------
                                              Book Value   Book Value   Book Value   Book Value    Book Value     Fair Value
                                              ----------   ----------   ----------   ----------   ------------   ------------
                                                                         (Dollars in Thousands)
U.S. government securities..................   $    764     $  2,457     $     --     $     --     $    3,221    $     3,221
Municipal obligations.......................         --           --          102           --            102            102
Corporate debt securities...................         --           --           --          100            100            100
                                               --------     --------     --------     --------     ----------    -----------
Total investment securities (excluding
FHLB stock and equity securities)...........   $    764     $  2,457     $    102     $    100     $    3,423    $     3,423
                                               ========     ========     ========     ========     ==========    ===========

Weighted average yield......................      6.35%        5.54%        4.77%        8.95%          5.80%

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

     All of our mortgage-backed securities at December 31, 2001, are backed by federal agencies or government corporations. Accordingly, we believe that the mortgage-backed securities are generally resistant to credit problems.

     The following table sets forth the composition of our mortgage-backed securities at the dates indicated.


                                                  December 31,
                                 ----------------------------------------------
                                     2001            2000            1999
                                 ----------------------------------------------
                                 Book    % of    Book    % of    Book    % of
                                 Value   Total   Value   Total   Value   Total
                                 ----------------------------------------------
                                             (Dollars in Thousands)
Mortgage-backed securities
 available for sale:
  GNMA.........................  $  726   24.02  $  984   28.74  $  374   20.02
  FNMA.........................      32    1.06      35    1.02      41    2.20
  FHLMC........................   2,265   74.92   2,405   70.24   1,453   77.78
                                  -----  ------  ------  ------  ------  ------
     Total mortgage-backed
       securities..............  $3,023  100.00% $3,424  100.00% $1,868  100.00%
                                 ======  ======  ======  ======  ======  ======


     The following table shows mortgage-backed and related securities, sale and repayment activities for the periods indicated. There were no mortgage-backed securities purchases during such periods.

                                                    Year Ended December 31,
                                                -----------------------------
                                                  2001       2000       1999
                                                -----------------------------
                                                   (Dollars in Thousands)
Purchases:
---------
  Adjustable-rate............................   $    --    $    --    $    --
  Fixed-rate.................................       493      2,264         --
                                                -------    -------    -------
         Total purchases.....................       493      2,264         --
                                                -------    -------    -------

Sales and Repayments:
--------------------
         Total sales.........................        --        364         --
                                                -------    -------    -------
  Principal repayments.......................       948        360        720
                                                -------    -------    -------
         Total reductions....................      (948)      (724)      (720)
  Increase (decrease) in other items, net....        54         16        (61)
                                                -------    -------    -------
         Net increase (decrease).............   $  (401)   $ 1,556    $  (781)
                                                =======    =======    =======

     The following table sets forth the contractual maturities of our mortgage-backed securities at December 31, 2001. These securities are anticipated to be repaid well in advance of their contractual maturities as a result of mortgage loan payments. The amounts set forth below represent principal balances only and do not include premiums, discounts and fair value adjustments.

                                                             December 31, 2001
                                Due in                      Balance Outstanding
                   -------------------------------------------------------------
                      1 to     5 to 10   10 to 20  Over 20
                     5 Years    Years      Years    Years    Fixed   Adjustable
                   -------------------------------------------------------------

                                             (Dollars in Thousands)

GNMA...............  $   --    $   --    $   --    $  713    $  713    $   --
FNMA...............      --        --        32        --        --        32
FHLMC..............      43       952        --     1,230     2,225        --
                     ------    ------    ------    ------    ------    ------

     Total.........  $   43    $  952    $   32    $1,943    $2,938    $   32
                     ======    ======    ======    ======    ======    ======

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

     The following table sets forth the savings flows during the periods indicated.

                                            Year Ended December 31,
                                      -----------------------------------
                                      2001         2000          1999
                                      -----------------------------------
                                            (Dollars in Thousands)

Opening balance..................     $  89,712    $  88,945    $  78,997
Deposits.........................       196,760      190,652      171,722
Withdrawals......................      (188,387)    (193,386)    (164,716)
Interest credited................         4,125        3,501        2,942
                                      ---------    ---------    ---------

Ending balance...................     $ 102,210    $  89,712    $  88,945
                                      =========    =========    =========

Net increase.....................     $  12,498    $     767    $   9,948
                                      =========    =========    =========

Percent increase.................        13.93%        0.86%       12.59%
                                      =========    =========    =========

     The following table sets forth the dollar amount of savings deposits in the various types of deposit programs we offer as of the dates indicated.

                                                                              December 31,
                                              ---------------------------------------------------------------------------
                                                        2000                      2000                      1999
                                              ---------------------------------------------------------------------------
                                                            Percent                   Percent                   Percent
                                                Amount      of Total      Amount      of Total      Amount      of Total
                                              ---------------------------------------------------------------------------
                                                                         (Dollars in Thousands)
Transactions and Savings Deposits:
---------------------------------
Commercial Demand (0.00%(1))................  $    1,486         1.45%  $    1,198         1.34%  $    1,229         1.38%
Passbook Accounts (2.75%(1))................      15,351        15.02       14,097        15.71       14,960        16.82
NOW Accounts (1.50%(1)).....................       7,845         7.68        6,820         7.60        7,375         8.29
Money Market Accounts (2.50%(1))............       5,345         5.23        2,852         3.18        3,372         3.79
                                              ----------   ----------   ----------   ----------   ----------   ----------

Total Non-Certificates......................      30,027        29.38       24,967        27.83       26,936        30.28
                                              ----------   ----------   ----------   ----------   ----------   ----------

Certificates:
------------
 1.01 - 3.00%...............................       7,790         7.62
 3.01 - 4.00%...............................      12,471        12.20
 4.01 - 5.00%...............................      21,948        21.47        3,917         4.37       17,354        19.51
 5.01 - 6.00%...............................      10,664        10.43       20,819        23.21       42,042        47.27
 6.01 - 7.00%...............................      18,712        18.31       38,784        43.23        2,507         2.82
 7.01 - 9.00%...............................         598         0.59        1,225         1.36          106         0.12
                                              ----------   ----------   ----------   ----------   ----------   ----------

Total Certificates..........................      72,183        70.62       64,745        72.17       62,009        69.72
                                              ----------   ----------   ----------   ----------   ----------   ----------
Total Deposits..............................  $  102,210       100.00%  $   89,712       100.00%  $   88,945       100.00%
                                              ==========   ==========   ==========   ==========   ==========   ==========

-----------------------
(1)      Rates in effect at December 31, 2001.

     The following table shows rate and maturity information for our certificates of deposit as of December 31, 2001.

                                   1.01-       3.01-       4.01-       5.01-       6.01-                  Percent
                                   3.00%       4.00%       5.00%       6.00%       9.00%       Total      of Total
                                  -------------------------------------------------------------------------------
                                                                      (Dollars in Thousands)
Certificate account maturing in
  quarter ending:

March 31, 2002.................   $ 1,528     $ 3,722     $ 1,924     $ 6,671     $ 7,931     $21,776      30.17%
June 30, 2002..................     2,541       1,639       5,952       1,026       7,046      18,204       25.22
September 30, 2002.............     1,707       2,394       9,329         856       3,005      17,291       23.95
December 31, 2002..............       489       3,315       1,904         725         280       6,713        9.30
March 31, 2003.................       630         123       2,110         338         168       3,369        4.67
June 30, 2003..................        75         579          57         328          85       1,124        1.56
September 30, 2003.............       466          23          30         156         195         870        1.20
December 31, 2003..............       354         321         116          54         206       1,051        1.46
March 31, 2004.................        --           6         126         160          --         292        0.40
June 30, 2004..................        --          66         144          50          69         329        0.46
September 30, 2004.............        --           2          96          54           7         159        0.22
December 31, 2004..............        --          82          --          --         278         360        0.50
Thereafter.....................        --         199         160         246          40         645        0.89
                                  -------     -------     -------     -------     -------     -------     -------

   Total.......................   $ 7,790     $12,471     $21,948     $10,664     $19,310     $72,183     100.00%
                                  =======     =======     =======     =======     =======     =======     =======

   Percent of total............    10.79%      17.28%      30.41%      14.77%      26.75%     100.00%
                                  =======     =======     =======     =======     =======     =======

     The following table indicates the amount of our certificates of deposit and other deposits by time remaining until maturity as of December 31, 2001.

                                                    Maturity
                               -----------------------------------------------
                                           Over     Over
                               3 Months   3 to 6   6 to 12    Over
                                or Less   Months   Months   12 months   Total
                               -----------------------------------------------
                                            (Dollars in Thousands)
Certificates of deposit less
  than $100,000............... $17,451   $14,382   $18,880   $ 6,923   $57,636

Certificates of deposit of
  $100,000 or more............   4,325     3,822     5,124     1,276   $14,547
                               -------   -------   -------   -------   -------
Total certificates of deposit. $21,776   $18,204   $24,004   $ 8,199   $72,183
                               =======   =======   =======   =======   =======

         BORROWINGS. We may obtain advances from the Federal Home Loan Bank of Indianapolis upon the security of our capital stock in the Federal Home Loan Bank of Indianapolis and certain of our mortgage loans and mortgage-backed securities. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. At December 31, 2001, we had $24.0 million in Federal Home Loan Bank advances outstanding. During recent years, we have utilized short-term borrowings, most of which had maturities of 12 to 36 months in order to fund loan demand. See "Management Discussion and Analysis - Asset/Liability Management" in the Annual Report.

     The following table sets forth the maximum month-end balance and average balance of Federal Home Loan Bank advances, securities sold under agreements to repurchase and other borrowings for the periods indicated.


                                                   Year Ended December 31,
                                               ------------------------------
                                                  2001      2000      1999
                                               ------------------------------
                                                  (Dollars in Thousands)
Maximum Balance:
---------------
  FHLB advances................................ $31,108   $31,108   $25,676
  Securities sold under agreements
    to repurchase..............................     ---       ---       ---
  Other borrowings.............................     ---       ---       ---

Average Balance:
---------------
  FHLB advances................................ $27,231   $24,398   $23,051
  Securities sold under agreements
    to repurchase..............................     ---       ---       ---
  Other borrowings.............................     ---       ---       ---

     The following table sets forth certain information as to our borrowings at the dates indicated.

                                                        December 31,
                                               ------------------------------
                                                  2001      2000      1999
                                               ------------------------------
                                                   (Dollars in Thousands)

Federal Home Loan Bank advances................ $23,956   $31,108   $24,676
Securities sold under agreements
  to repurchase................................      --        --        --
Other borrowings...............................      --        --        --
                                                -------   -------   -------
     Total borrowings.......................... $23,956   $31,108   $24,676
                                                =======   =======   =======

Weighted average interest rate
  of Federal Home Loan Bank advances...........   5.01%     6.08%     5.67%

Weighted average interest rate of
  securities sold under agreements to
  repurchase...................................      --        --        --

Weighted average interest rate of
  other borrowings.............................      --        --        --

SERVICE CORPORATIONS

     We have one wholly owned subsidiary service corporation, NIFCO, Inc., and one second tier subsidiary service corporation, Ridge Management, Inc. which is owned by NIFCO. NIFCO sells annuities and securities. At December 31, 2001, we had an equity investment in NIFCO of $29,000. For the year ended December 31, 2001, NIFCO recorded a net loss of $4,000. In the past, Ridge Management engaged in lending and investment activity, although it is currently essentially inactive. For the year ended December 31, 2001, Ridge Management had no activity.

REGULATION

     American Savings is a federally chartered savings and loan association, the deposits of which are federally insured and backed by the full faith and credit of the United States Government. Accordingly, American Savings is subject to broad federal regulation and oversight extending to all of our operations. American Savings is a member of the Federal Home Loan Bank of Indianapolis and is subject to certain limited regulation by the Board of Governors of the Federal Reserve System. As the savings and loan holding company that has existed as a unitary savings and loan holding company prior to May 4, 1999, there is virtually no restriction on its activities.

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

     Our general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At December 31, 2001, our lending limit under this restriction was approximately $1.5 million. At December 31, 2001, we had no loans in excess of our loans-to-one-borrower limit.

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

     The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (I.E., a core capital ratio of at least 5%, a ratio of core capital to risk-weighted assets of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy, pay the lowest premium while institutions that are less than adequately capitalized (I.E., core or risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC semi-annually. At December 31, 2001, American Savings met the criteria for a well-capitalized institution.

     The current premium schedule for Bank Insurance Fund and Savings Association Insurance Fund insured institutions range from 0 to 27 basis points. However, Savings Association Insurance Fund insured institutions and Bank Insurance Fund insured institutions are required to pay a Financing Corporation assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. For the quarter ended December 31, 2001, this amount was equal to 1.84% basis points for each $100 in domestic deposits for Savings Association Insurance Fund members and Bank Insurance Fund insured institutions. These assessments, which may be revised based upon the level of Bank Insurance Fund and Savings Association Insurance Fund deposits, will continue until the bonds mature in 2017.

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

     The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). At December 31, 2001, American Savings had tangible capital of $9.8 million, or 7.01% of adjusted total assets, which is approximately $7.7 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date. At December 31, 2001, American Savings did not have any intangible assets.

     The capital standards also require core capital equal to at least 3% to 4% of adjusted total assets, depending on an institution's supervisory rating. Core capital generally consists of tangible capital. At December 31, 2001, we had core capital equal to $9.8 million, or 7.01% of adjusted total assets, which is $5.6 million above the minimum leverage ratio requirement of 3% as in effect on that date.

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

     On December 31, 2001, we had total risk-based capital of approximately $10.5 million, including $9.8 million in core capital and $696,000 in qualifying supplementary capital, and risk-weighted assets of $83.2 million, or total capital of 12.60% of risk-weighted assets. This amount was $3.8 million above the 8% requirement in effect on that date.

     The Office of Thrift Supervision is authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis. The Office of Thrift Supervision and the FDIC are authorized and, under certain circumstances required, to take certain actions against savings associations that fail to meet their capital requirements. The Office of Thrift Supervision is generally required to take action to restrict the activities of an "undercapitalized association" (generally defined to be one with less than either a 4% core capital ratio, a 4% core risked-based capital ratio or an 8% risk-based capital ratio). Any such association must submit a capital restoration plan and until such plan is approved by the Office of Thrift Supervision may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The Office of Thrift Supervision is authorized to impose the additional restrictions that are applicable to significantly undercapitalized associations.

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

     American Savings may make a capital distribution without the prior approval of the Office of Thrift Supervision provided we notify the Office of Thrift Supervision at least 30 days before we declare the capital distribution and we meet the following requirements: (i) we have a regulatory rating in one of the two top examination categories, (ii) we are not of supervisory concern, and will remain adequately- or well- capitalized, as defined in the Office of Thrift Supervision prompt corrective action regulations, following the proposed distribution, and (iii) the distribution does not exceed our net income for the calendar year-to- date plus retained net income for the previous two calendar years (less any dividends previously paid). If we do not meet the above stated requirements, we must obtain the prior approval of the Office of Thrift Supervision before declaring any proposed distributions.

     QUALIFIED THRIFT LENDER TEST. All savings institutions are required to meet a qualified thrift lender test to avoid certain restrictions on their operations. This test requires a savings institution to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings institutions may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, these assets primarily consist of residential housing related loans and investments. At December

31, 2001, American Savings met the test and has always met the test since its effectiveness. American Savings' qualified thrift lender percentage was 77.13% at December 31, 2001.

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

     FEDERAL RESERVE SYSTEM. The Federal Reserve Board requires all depository institutions to maintain noninterest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At December 31, 2001, American Savings was in compliance with these reserve requirements.

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

     As a member, American Savings is required to purchase and maintain a minimum amount of stock in the Federal Home Loan Bank of Indianapolis. At December 31, 2001, American Savings had $1.6 million in Federal Home Loan Bank stock, which was in compliance with this requirement. In past years, American Savings has received substantial dividends on our Federal Home Loan Bank stock. For the fiscal year ended December 31, 2001, dividends paid by the Federal Home Loan Bank of Indianapolis to American Savings totaled $121,000, which constitutes a $6,000 increase from the amount of dividends received in fiscal 2000. Over the past five fiscal years these dividends have averaged 7.94% and were 7.43% for fiscal 2001.

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

     To the extent earnings appropriated to a savings institution's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the institution's supplemental reserves for losses on loans, such excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of December 31, 2001, American Savings' excess for tax purposes totaled approximately $1.9 million.

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

     We attract all of its deposits through our branch offices, primarily from the communities in which those branch offices are located; therefore, competition for those deposits is principally from other savings institutions, commercial banks, securities firms, money market and mutual funds and credit unions located in the same communities. Our ability to attract and retain deposits depends on our ability to provide an investment opportunity that satisfies the requirements of investors. We compete for these deposits by offering a variety of deposit accounts at competitive rates, convenient business hours and a customer oriented staff. As of December 31, 2001, we estimate our market share of savings deposits in the Gary- Hammond, Indiana MSA market area to be approximately 1.81%.

EMPLOYEES

     At December 31, 2001, we had a total of 32 employees, including 5 part-time employees. Our employees are not represented by any collective bargaining group. We consider employee relations to be good.

ITEM 2. DESCRIPTION OF PROPERTY
-------------------------------

         We conduct business at its main office located in Munster, Indiana. The following table sets forth information relating to each of our properties as of December 31, 2001.

                                                    Total
                                       Owned     Approximate
                           Year         or         Square        Book Value at
Location                 Acquired     Leased       Footage     December 31, 2001
--------------------------------------------------------------------------------
MAIN OFFICE:

8230 Hohman Avenue         1963        Owned        8,400         $   56,000
Munster, Indiana

BRANCH OFFICES:

1001 Main Street           2000        Owned(1)    16,000         $1,756,000
Dyer, Indiana

4521 Hohman Avenue         1983        Owned        1,600         $   78,000
Hammond, Indiana

--------
1 On October 31, 2000, we purchased the entire property. Our branch office occupies 2,800 square feet of the building. The balance of the property is leased.

     We believe that current facilities are adequate to meet our present and foreseeable needs, subject to possible future expansion.

     We maintain an on-line data base with a service bureau servicing financial institutions. The net book value of the data processing and computer equipment utilized at December 31, 2001 was $145,000.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

     No matters were submitted to a vote of security holders, through the solicitation of proxies, during the quarter ended December 31, 2001.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
----------------------------------------------------------------

     Page 46 of the Annual Report is herein incorporated by reference.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-----------------------------------------------------------------

     Pages 5 through 15 of the Annual Report are herein incorporated by reference.

ITEM 7.   FINANCIAL STATEMENTS
------------------------------

     The following information appearing in the Annual Report is incorporated herein by reference.

                                                                       Pages in
                                                                        Annual
                      Annual Report Section                             Report
-------------------------------------------------------------------------------


Report of Independent Certified Public Accountants......................  16

Consolidated Balance Sheets (December 31, 2001 and 2000)................  17

Consolidated Statements of Earnings (For the Years Ended
  December 31, 2001 and 2000)...........................................  18

Consolidated Statements of Stockholders' Equity
  (For the Years Ended December 31, 2001 and 2000)......................  19

Consolidated Statements of Cash Flows (For the Years
  Ended December 31, 2001 and 2000).....................................  20

Notes to Consolidated Financial Statements..............................  21

     With the exception of the aforementioned information in Part II of the Form 10-KSB, the Annual Report is not deemed filed as part of this annual report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
        FINANCIAL DISCLOSURE
        --------------------

     There has been no Current Report on Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change in accountants and/or reporting disagreements on any matter of accounting principle or financial statement disclosure.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
--------------------------------------------------------------------------------
        WITH SECTION 16(A) OF THE EXCHANGE ACT
        --------------------------------------

Directors
---------

     Information concerning the directors of AMB Financial is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders to be held in 2002, a copy of which will be filed not later than 120 days after the close of fiscal year.

Executive Officers
------------------

     Information concerning the executive officers of AMB Financial who are not directors is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders to be held in 2002, a copy of which will be filed not later than 120 days after the close of fiscal year.

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

     To the best of our knowledge, based solely upon information provided to us by our directors, officers and greater than 10% beneficial owners, all Section 16(a) filing requirements applicable to such persons were complied with during the fiscal year ended December 31, 2001.

ITEM 10. EXECUTIVE COMPENSATION
-------------------------------

     Information concerning executive compensation is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders to be held in 2002, a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

     Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from our definitive proxy statement for the annual meeting of stockholders to be held in 2002, a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

     Information concerning certain relationships and transactions is incorporated herein by reference from our definitive proxy statement for the annual meeting of stockholders to be held in 2002, a copy of which will be filed not later than 120 days after the close of the fiscal year.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON 8-K
------------------------------------

     (a) Exhibits:

                                                                                       Reference to
                                                                                       Prior Filing
                                                                                        or Exhibit
Regulation                                                                                Number
S-B Exhibit                                                                              Attached
  Number                              Document                                            Hereto
----------------------------------------------------------------------------------------------------
2      Plan of acquisition, reorganization, arrangement, liquidation or succession......    None
3(i)   Certificate of Incorporation.....................................................       *
3(ii)  Bylaws...........................................................................       *
4      Instruments defining the rights of security holders, including indentures........       *
9      Voting trust agreement...........................................................    None
10     Material contracts:
         1996 Stock Option and Incentive Plan...........................................      **
         Recognition and Retention Plan.................................................      **
         Employee Stock Ownership Plan..................................................       *
         Employee Severance Compensation Plan...........................................       *
         Employment Agreements..........................................................       *
         Second Executive Deferred Compensation Plan....................................     ***
         Trust Agreement for the Compensation Agreement.................................     ***
11     Statement re: computation of per share earnings..................................    ****
13     Annual report to security holders................................................      13
16     Letter on change in certifying accountant........................................    None
18     Letter on change in accounting principles........................................    None
21     Subsidiaries of registrant.......................................................      21
22     Published report regarding matters submitted to vote.............................    None
23     Consent of experts and counsel...................................................      23
24     Power of attorney................................................................ Not required
99     Additional Exhibits..............................................................    None

---------------

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

**** See Note A of the Notes to the Consolidated Financial Statements in the
     Annual Report attached hereto as Exhibit 13.

     (b) Reports on Form 8-K:

     During the quarter ended December 31, 2001, we filed a Current Report on Form 8-K, on October 25, 2001, relating to a press release, dated October 24, 2001, announcing the payment of a cash dividend.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 AMB FINANCIAL CORPORATION


Date: April 1, 2002              By:  /s/ Clement B. Knapp, Jr.
                                      ----------------------------------------
                                 Clement B. Knapp, Jr., Chairman of the Board,
                                 President and Chief Executive Officer
                                 (DULY AUTHORIZED REPRESENTATIVE)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By: /s/ Clement B. Knapp, Jr.           By: /s/ Daniel T. Poludniak
    ------------------------------          ------------------------------
    Clement B. Knapp, Jr., Chairman         Daniel T. Poludniak, Vice-President,
    of the Board, President and             Treasurer and Chief Financial
    Chief Executive Officer                 Officer
    (PRINCIPAL EXECUTIVE AND                (PRINCIPAL FINANCIAL AND
     OPERATING OFFICER)                      ACCOUNTING OFFICER)

Date: April 1, 2002                     Date: April 1, 2002


By: /s/ Donald L. Harle                 By: /s/ Ronald W. Borto
    ------------------------------          ------------------------------
    Donald L. Harle, Director               Ronald W. Borto, Director

Date: April 1, 2002                     Date: April 1, 2002


By: /s/ John G. Pastrick                By: /s/ John C. McLaughlin
    ------------------------------          ------------------------------
    John G. Pastrick, Director              John C. McLaughlin, Director

Date: April 1, 2002                     Date: April 1, 2002


By: /s/ Robert E. Tolley
    ------------------------------
    Robert E. Tolley, Director

Date: April 1, 2002

                                INDEX TO EXHIBITS


Exhibit No.                    Document
-----------    -----------------------------------------
    13         Annual Report
    21         Subsidiaries of the Registrant
    23         Consent of Cobitz, VandenBerg & Fennessy