Form 10-Q
period 2002-03-31
AMB FINANCIAL CORP
filed 2002-05-01
CIK 915393

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         -------------------------------

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       OR

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
                                                          --------------

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of April 24, 2002 there were 1,686,169 shares of the Registrant's common stock issued and 859,863 shares outstanding.

     Transitional Small Business Disclosure Format (check one) : Yes [ ]  No [X]
================================================================================

                               AMB FINANCIAL CORP.

                                    FORM 10-Q

                                TABLE OF CONTENTS

Part I. FINANCIAL INFORMATION                                              PAGE
                                                                           ----
     Item 1.   Financial Statements

               Consolidated Statements of Financial Condition at
               March 31, 2002 (Unaudited) and December 31, 2001              3

               Consolidated Statements of Earnings for the three
               months ended March 31, 2002 and 2001 (unaudited)              4

               Consolidated Statements of Changes in
               Stockholders Equity, three months ended
               March 31, 2002 (unaudited)                                    5

               Consolidated Statements of Cash Flow for the
               three months ended March 31, 2002 and 2001
               (unaudited)                                                   6

               Notes to Unaudited Consolidated Financial Statements         7-8

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         9-18

Part II. OTHER INFORMATION                                                  19

               Signatures                                                   20

               Index of Exhibits                                            21

               Earnings Per Share Analysis (Exhibit 11)                     22

                                 AMB FINANCIAL CORP.
                                  AND SUBSIDIARIES

                   Consolidated Statements of Financial Condition

                                                                                           March 31,             December 31,
                                                                                              2002                   2001
                                                                                          ------------           ------------
                                                                                            unaudited
ASSETS
------
Cash and amounts due from depository institutions                                            3,242,416              2,552,568
Interest-bearing deposits                                                                   10,916,587              6,410,091
                                                                                          ------------           ------------
     Total cash and cash equivalents                                                        14,159,003              8,962,659
Investment securities, available for sale, at fair value                                     5,414,515              3,483,478
Trading securities                                                                             541,755                583,246
Mortgage backed securities, available for sale, at fair value                                2,629,637              3,022,898
Loans receivable (net of allowance for loan losses:
     $926,878 at March 31, 2002 and
     $766,465 at December 31, 2001)                                                        113,817,058            114,513,114
Real estate owned                                                                              190,581
Investment in LTD Partnership                                                                1,104,408              1,130,283
Stock in Federal Home Loan Bank of Indianapolis                                              1,624,400              1,624,400
Accrued interest receivable                                                                    715,009                688,090
Office properties and equipment- net                                                         2,136,724              2,176,767
Prepaid expenses and other assets                                                            5,880,817              5,272,733
                                                                                          ------------           ------------

     Total assets                                                                          148,023,326            141,648,249
                                                                                          ============           ============
Liabilities and Stockholders' Equity
------------------------------------
Liabilities
-----------
Deposits                                                                                   103,989,397            102,210,145
Borrowed money                                                                              23,455,838             23,955,838
Notes Payable                                                                                1,082,893              1,086,150
Advance payments by borrowers for taxes and insurance                                          714,970                452,818
Other liabilities                                                                            1,906,089              2,225,858
                                                                                          ------------           ------------
     Total liabilities                                                                     131,149,187            129,930,809
                                                                                          ------------           ------------

Guaranteed preferred beneficial interest in AMB Financial's
   junior subordinated debentures                                                            5,000,000                   --

Stockholders' Equity
--------------------
Preferred stock, $.01 par value; authorized
     100,000 shares; none outstanding                                                             --                     --
Common Stock, $.01 par value; authorized 1,900,000 shares;
     1,686,169 shares issued and 861,063 shares outstanding
    at March 31, 2002 and December 31, 2001                                                     16,862                 16,862
Additional paid- in capital                                                                 10,873,971             10,864,371
Retained earnings, substantially restricted                                                  9,298,994              9,110,986
Accumulated other comprehensive income, net of income taxes                                     87,530                128,439
Treasury stock, at cost (825,106 shares at March 31, 2002 and December 31, 2001)            (8,043,498)            (8,043,498)
Common stock acquired by Employee Stock Ownership Plan                                        (359,720)              (359,720)
                                                                                          ------------           ------------
     Total stockholders' equity                                                             11,874,139             11,717,440
                                                                                          ------------           ------------

Total liabilities and stockholders' equity                                                 148,023,326            141,648,249
                                                                                          ============           ============

                               AMB FINANCIAL CORP.
                                 AND SUBIDIARIES

                       Consolidated Statements of Earnings

                                                     Three Months         Three Months
                                                         Ended                Ended
                                                       March 31,            March 31,
                                                      ----------           ----------
                                                         2002                 2001
                                                      ----------           ----------
                                                       unaudited            unaudited
Interest income
     Loans                                             2,116,899            2,260,655
     Mortgage-backed securities                           56,983               61,939
     Investment securities                                52,453               59,676
     Interest-bearing deposits                            25,985               45,708
     Dividends on FHLB stock                              24,032               32,043
                                                      ----------           ----------
          Total interest income                        2,276,352            2,460,021
                                                      ----------           ----------
Interest expense
     Deposits                                            919,733            1,230,242
     Borrowings                                          301,341              439,397
                                                      ----------           ----------
          Total interest expense                       1,221,074            1,669,639
                                                      ----------           ----------
          Net interest income before
            provision for loan losses                  1,055,278              790,382
Provision for loan losses                                152,957               35,602
                                                      ----------           ----------
          Net interest income after
            provision for loan losses                    902,321              754,780
                                                      ----------           ----------
Non-interest income:
     Loan fees and service charges                        44,154               28,694
     Commission income                                     7,361               37,717
     Deposit related fees                                112,069               97,960
     Rental Income                                        74,518               72,191
     Gain on sale of  trading securities                  21,562                 --
     Unrealized gain on trading
      securities                                          11,947               47,696
     Loss from investment
      in limited partnership                             (25,875)             (20,300)
     Loss on sale of REO                                 (28,114)                --
     Other income                                         42,753               44,159
                                                      ----------           ----------
          Total non-interest income                      260,375              308,117
                                                      ----------           ----------
Non-interest expense:
     Staffing costs                                      410,780              392,062
     Advertising                                          18,951               14,109
     Occupancy and equipment expense                     113,915              114,029
     Data processing                                     113,525              114,861
     Federal deposit insurance premiums                    4,534                4,706
     Other operating expenses                            184,297              181,065
                                                      ----------           ----------
          Total non-interest expense                     846,002              820,832
                                                      ----------           ----------

Net income before income taxes                           316,694              242,065
Provision for federal and state income taxes              80,260               49,697
                                                      ----------           ----------

          Net income                                     236,434              192,368
                                                      ==========           ==========

Earnings per share- basic                             $     0.29           $     0.23
Earnings per share- diluted                           $     0.29           $     0.23

See accompanying notes to consolidated financial statements.

                               AMB FINANCIAL CORP.
                                AND SUBSIDIARIES

            Consolidated Statement of Changes in Stockholder's Equity
                                   (Unaudited)

                                                                           Accumulated                    Common
                                               Additional                     Other                        Stock
                                  Common        Paid-in       Retained    Comprehensive    Treasury       Acquired
                                   Stock        Capital       Earnings        Income         Stock         by ESOP         Total
                                -----------   -----------   -----------    -----------    -----------    -----------    -----------
Balance at December 31, 2001    $    16,862    10,864,371     9,110,986        128,439     (8,043,498)      (359,720)    11,717,440
                                -----------   -----------   -----------    -----------    -----------    -----------    -----------

Comprehensive income:
  Net income                           --            --         236,434           --             --             --          236,434
  Other comprehensive income,
    net of  income taxes:
   Unrealized holding loss
    during the period                  --            --            --          (40,909)          --             --          (40,909)
                                                            -----------    -----------                                  -----------
Total comprehensive income             --            --         236,434        (40,909)          --             --          195,525

ESOP compensation adjustment           --           9,600          --             --             --             --            9,600
Dividends declared on
  common stock ($.06 per share)        --            --         (48,426)          --             --             --          (48,426)
                                -----------   -----------   -----------    -----------    -----------    -----------    -----------

Balance at March 31, 2002       $    16,862    10,873,971     9,298,994         87,530     (8,043,498)      (359,720)    11,874,139
                                ===========   ===========   ===========    ===========    ===========    ===========    ===========




See accompanying notes to consolidated financial statements

                               AMB FINANCIAL CORP.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                                                     Three Months Ending March 31,
                                                                  -----------------------------------
                                                                      2002                   2001
                                                                  ------------           ------------
                                                                              (unaudited)
Cash flows from operating activities:
  Net income                                                      $    236,434                192,368
   Items not requiring (providing) cash:
    Depreciation                                                        44,665                 49,570
    Amortization of cost of stock benefit plans                           --                   28,946
    Amoritization of premiums and accretion of discounts                (5,917)                 3,669
     Provision for loan losses                                         152,957                 35,602
     Increase in deferred compensation                                  20,673                 22,293
     ESOP compensation                                                   9,600                  7,200
     Gain on sale of trading securities                                (21,562)                  --
     Unrealized gain on trading securities                             (11,947)               (47,696)
     Proceeds from sale of trading securities                           75,000                   --
     Loss from limited partnership                                      25,875                 20,300
     Loss on sale of real estate owned                                  28,114                   --
     Increase (decrease) in deferred income on loans                      (275)                 6,956
     Increase in accrued interest receivable                           (26,919)               (29,887)
     Increase (decrease) in accrued interest payable                    (6,151)                21,154
     Change in current and deferred income taxes                        65,260                 14,296
     Other, net                                                       (980,364)              (425,420)
                                                                  ------------           ------------

Net cash provided by (for) operating activities                       (394,557)              (100,649)
                                                                  ------------           ------------
Cash flows from investing activities:
     Proceeds from sales of investment securities                      500,000                   --
     Purchase of investment securities                              (2,491,031)                (2,033)
     Proceeds from repayments of mortgage-backed
       securities                                                      390,992                123,480
     Purchase of loans                                              (2,081,461)            (5,663,402)
     Loan disbursements                                             (8,458,872)            (2,767,843)
     Loan repayments                                                11,083,707              6,059,905
     Proceeds from sale of real estate owned                           162,467                   --
     Property and equipment expenditures, net                           (4,622)               (16,620)
                                                                  ------------           ------------

Net cash provided by (for) investing activities                       (898,820)            (2,266,513)
                                                                  ------------           ------------
Cash flows from financing activities:
     Deposit account receipts                                       57,273,047             48,363,435
     Deposit account withdrawals                                   (56,293,443)           (41,268,273)
     Interest credited to deposits                                     799,648              1,031,838
     Proceeds from borrowed money                                         --                2,500,000
     Repayment of borrowed money                                      (500,000)            (5,000,000)
     Reypayment of notes payable                                        (3,257)               (15,228)
     Increase in advance payments by borrowers
      for taxes and insurance                                          262,152                235,844
    Proceeds from issuance of trust preferred securities             5,000,000                   --
     Purchase of teasury stock                                            --                 (700,606)
     Dividends paid on common stock                                    (48,426)               (49,891)
                                                                  ------------           ------------

Net cash provided by financing activities                            6,489,721              5,097,119
                                                                  ------------           ------------

Net change in cash and cash equivalents                              5,196,344              2,729,957

Cash and cash equivalents at beginning of period                     8,962,658              4,614,532
                                                                  ------------           ------------

Cash and cash equivalents at end of period                        $ 14,159,002              7,344,489
                                                                  ============           ============
Supplemental disclosure of cash flow information:
 Cash paid during the period for:
     Interest                                                     $  1,227,225              1,648,485
     Income taxes                                                       15,000                 25,000

 See accompanying notes to consolidated financial statements.

                               AMB FINANCIAL CORP.
                                AND SUBSIDIARIES

Notes to Consolidated Financial Statements
------------------------------------------

1.   Statement of Information Furnished
     ----------------------------------

     The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and Article 10 of Regulation S-X, and in the opinion of management contains all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position as of March 31, 2002, the results of operations for the three months ended March 31, 2002 and 2001 and cash flows for the three months ended March 31, 2002 and 2001. These results have been determined on the basis of generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The attached consolidated statements are those of AMB Financial Corp. (the "Holding Company") and its consolidated subsidiaries American Savings, FSB (the "Bank"), the Bank's wholly owned subsidiary NIFCO, Inc., and the wholly owned subsidiary of NIFCO, Inc., Ridge Management, Inc. The results of operations for the three month period ended March 31, 2002 is not necessarily indicative of the results to be expected for the full year.

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

3.   Earnings Per Share
     ------------------
     Earnings per share for the three month periods ended March 31, 2002 and 2001 were determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding (see Exhibit 11 attached). Stock options are regarded as common stock equivalents and are considered in diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method. ESOP shares not committed to be released to participants are not considered outstanding for purposes of computing earnings per share amounts.

4.   Industry Segments
     -----------------

     The Company operates principally in the banking industry through its subsidiary bank. As such, substantially all of the Company's revenues, net income, identifiable assets and capital expenditures are related to banking operations.


5.   Impact of New Accounting Standards
     ----------------------------------

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No. 141) and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangibles Assets" (SFAS No. 142). SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets which indefinite lives will not be amortized, but will rather be tested at least annually for impairment. SFAS No. 142 is effective January 1, 2002 for calendar year companies, however, any acquired goodwill or intangible assets recorded in transactions closed subsequent to June 30, 2001 will be subject immediately to the non-amortization and amortization provisions of SFAS No. 142. The Company does not believe these statements will have a material impact on its financial position or results of operations.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This statement addresses the financial accounting and reporting for obligations related to the retirement of tangible long-lived assets and the related asset retirement costs. The statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment and Disposal of Long-Term Assets". This Statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," as well as the accounting and reporting of the Accounting Principles Board (APB) Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". This statement eliminates the allocation of goodwill to long-lived assets to be tested for impairment and details both a probability-weighted and "primary-asset" approach to estimate cash flows in testing for impairment of long-lived assets. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. As such, the Company will adopt the provisions of SFAS No. 144 on January 1, 2002.

     The Company does not expect these provisions to have a material impact on its consolidated financial statements.

     The foregoing does not constitute a comprehensive summary of all material changes or developments affecting the manner in which the Company keeps its books and records and performs its financial accounting responsibilities. It is intended only as a particular interest to financial institutions.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
           ----------------------------------------------------------

     This report, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere, contains, and other periodic reports and press releases of the Company may contain, certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1973, as amended, and Section 21E of the Securities Exchanged Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company are generally identifiable by the words "believe, intend, anticipate, estimate, project, plan", or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted. Factors which could have a material adverse effect on the operations and future prospects of the Company and the subsidiaries include, but are not limited to changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the Company's loan or investment portfolios, demand for loan products, deposit flows, cost and availability of borrowings, competition, demand for financial services in the Company's market area, real estate values in the Company's primary market area, the possible short-term dilutive effect of potential acquisitions, and tax and financial accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

                               FINANCIAL CONDITION
                               -------------------

                  MARCH 31, 2002 COMPARED TO DECEMBER 31, 2001

Total assets of the Company were $148.0 million at March 31, 2002, an increase of $6.4 million, or 4.5% from $141.6 million at December 31, 2001. The increase is primarily due to an increase in cash and interest-bearing deposits and investment securities offset by a slight decline in loans receivable and mortgage-backed securities funded primarily by the issuance of trust preferred securities on March 28, 2002. Management expects additional modest balance sheet growth during the balance of the year, as prepayments in loans receivable are expected to slow, which should allow the Bank's loan portfolio to expand with funding from either increased deposits or borrowings.

Cash and short term investments increased by $5.2 million to $14.2 million at March 31, 2002 from a combined $9.0 million at December 31, 2001. The increase is due to the recently completed issuance of $5.0 million of trust preferred securities and to a lesser extent, deposit inflows experienced during the period. The Company intends to use the proceeds from the offering for general corporate purposes, including the payment of dividends on, and the repurchase, of its common stock.

Investments securities available for sale increased by $1.9 million to $5.4 million at March 31, 2002. The increase is due to purchases of agency debt securities. The increased investment securities purchase activity in the current quarter is due to the additional liquidity available from higher levels of loan prepayments. Gross unrealized gains in the available for sale portfolio were $35,000 at March 31, 2002 compared to gross unrealized gains of $91,000 at December 31, 2001.

Trading account securities declined to $41,000 to $542,000 at March 31, 2002. The decrease is attributable to stock sales in the amount of $53,000 offset by a decline in unrealized losses in the portfolio of $12,000.

Mortgage-backed securities available for sale decreased by $393,000 to $2.6 million at March 31, 2002. The decrease is due to prepayments and amortization of $380,000 and a decrease in unrealized gains of $13,000. Gross unrealized gains in the available for sale portfolio were $111,000 at March 31, 2002 compared to gross unrealized gains of $124,000 at December 31, 2001.

The balance of loans receivable at March 31, 2002 amounted to $113.8 million, compared to $114.5 million at December 31, 2001, a decline of $696,000. The Bank originated both residential and non-residential loans of $8.4 million and purchased loans totaling $2.1 million during the three month period ended March 31, 2002, compared to $2.8 million of originations and $5.7 million of purchases during the prior year period. Offsetting originations and purchases were amortization and prepayments totaling $11.1 million and $6.1 million for the three-month periods ended March 31, 2002 and 2001. The Company continues to remain focused on an aggressive lending efforts, however, the declines in long-term interest rates have led to a higher level of mortgage prepayments resulting in flat loan growth.

Liabilities, other than trust preferred securities, increased from $129.9 million at December 31, 2001, to $131.1 million at March 31, 2002, an increase of $1.2 million, or .9%. The primary reason for the increase in total liabilities was an increase in deposit accounts. Deposits increased by $1.8 million, to $104.0 million at March 31, 2002. The increase is primarily due to the Company's aggressive competitive certificate rate pricing. Borrowed money, which consists of FHLB of Indianapolis advances, decreased during the period by $500,000 to $23.5 million at March 31, 2002. Currently, there are $4.0 million of FHLB advances maturing over the next twelve month period at a weighted average rate of 4.275%.

On March 28, 2002, the Company completed an issuance of $5.0 million of trust preferred securities. The securities were issued by a special purpose business trust owned by the Company and sold to a pooled investment vehicle. The securities have a maturity of 30 years and the holders will be entitled to receive cumulative cash distributions at a variable annual rate, reset quarterly, equal to three month LIBOR plus 3.60%. In general, the securities will not be redeemable for five years except in the event of certain special redemption events.

Total stockholder's equity increased by $157,000 to $11.9 million at March 31, 2002 from the balance at December 31, 2001. This increase was due to net income of $236,000, normal amortization of ESOP benefits of $10,000 offset by the payment of dividends on common stock of $48,000 and a decline in net unrealized gain on securities available for sale in the amount of $41,000. The Company is no longer subject to regulatory limitations on stock repurchases and intends, depending on prevailing market conditions, to continue modest repurchases of stock.

COMPARISON OF OPERATING RESULTS FOR THE QUARTERS ENDED MARCH 31, 2002 AND 2001

NET INCOME

The Company's net income for the three months ended March 31, 2002 was $236,000, an increase of $44,000 compared to the three months ended March 31, 2001. This increase was due to an increase in net interest income of $265,000 offset by an increase in the provision for loan losses of $118,000, a decrease in non-interest income of $48,000, an increase in non-interest expense of $25,000 and an increase in income taxes of $30,000.

INTEREST INCOME

Total interest income decreased $184,000 or 7.5%, for the three months ended March 31, 2002 compared to the prior year as a result of a 68 basis point decline in the average yield, offset by a $1.9 million increase in the average volume of interest earning assets. For the three months ended March 31, 2002 and 2001 the Company's average yield on interest earning assets was 6.99% and 7.67%, respectively, while the Company's average interest earning assets were $130.2 million and $128.3 million. The decrease in yield is primarily attributable to a decline in the yield on loans receivable due to prepayments of high interest rate loans and a high volume of refinancing at lower interest rates. The higher volume is primarily due to interest-bearing deposits that remained higher than normal due to high loan prepayments during the first quarter. Interest income from loans decreased $143,000 as a result of a 49 basis point decline to 7.39% in the average yield on loan receivable.

INTEREST EXPENSE

Total interest expense decreased $449,000 to $1.2 million for the first quarter of 2002, due to a 149 basis point decrease in the average cost of interest-bearing liabilities compared to the prior year quarter, offset by a $1.7 million increase in average interest-bearing liabilities. For the three months ended March 31, 2002 and 2001, the Company's average cost on interest-bearing liabilities was 3.85% and 5.34%, respectively, while average interest-bearing liabilities were $129.6 million and $125.2 million.

Interest on deposits decreased by $310,00 to $920,000, as a result of a 161 basis point decrease in average cost offset in part by an increase of $8.3 million in the average balance in deposits. The decrease in the average cost of deposits is primarily due to the downward repricing of maturing certificates of deposit during the last twelve months, as well as reductions in interest rates paid on the Bank's core deposit products. The growth in average deposits is attributable to an increase in certificate of deposit balances.

Interest on borrowings decreased $139,000 to $301,000, as a result of a 74 basis point decrease in average cost and a $6.5 million decrease in the average balance. The decrease in the average rates has been due to maturing higher rate FHLB of Indianapolis advances that have been refinanced with lower coupons or paid off. Slower growth in loans receivable balances due to higher prepayments, as well as increased deposit balances has enabled the Bank to repay maturing FHLB advances as they matured.

PROVISION FOR LOAN LOSSES.

The determination of the allowance for loan losses involves material estimates that are susceptible to significant change in the near term. The allowance for loan losses is maintained at a level deemed adequate to provide for probable accrued losses through charges to operating expense. The allowance is based upon past loss experience and other factors, which, in management's judgement, deserve current recognition in estimating losses. Such other factors considered by management include growth and composition of the loan portfolio, the relationship of the allowance for losses to outstanding loans, and economic conditions.

A provision for loan losses of $153,000 was recorded during the three months ended March 31, 2002 compared to $35,000 for the 2001 three month period. There were no changes is estimation method or assumptions that impacted the provision for loan loss during the quarter. The increase in the loan loss provision during the current quarter relates to the possible impairment of approximately $920,000 in medical leases previously purchased by the Bank and serviced by a third party. The Company has recently acquired information indicating that the servicer of these medical leases may have diverted funds on early prepayments. The Bank has attempted to contact the underlying debtors to verify balances and request that future payments be sent directly to the Bank. Based upon the best available information to date, the Board has estimated a possible loss from the above of approximately $300,000. The Board will review all options in its efforts to protect the Company's interest in these assets, and has authorized the establishment of a specific valuation reserve against these loans in the same amount. The Board believes that the total general loan loss allowance of $557,000 on total net loans of $113.8 million at March 31, 2002, is adequate given our local economic conditions, the level of impaired and non-performing loans, and the composition of the loan portfolio. At March 31, 2002, the Company was aware of no regulatory directives or suggestions that the Company make additional provisions for losses on loans.

The Bank will continue to review its allowance for probable accrued loan losses and make future provisions as economic and regulatory conditions dictate. Although the Bank maintains its allowance for loan losses at a level that it considers adequate to provide for probable accrued losses, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods.


NON-INTEREST INCOME

The Company's non-interest income decreased during the quarter by $48,000 to $260,000 compared to $308,000 recorded in the 2001 quarter. The decrease in non-interest income is primarily attributable to a decline in commission income of $31,000 on the sale of financial products as well as a loss on the sale of real estate owned properties in the amount of $28,000. These declines were offset by higher fee income from deposit account products, primarily related to an increased volume of transactions in the amount of $14,000 and higher loan related fees and charges of $15,000. In addition, the Company also recorded reduced unrealized gains on the trading portfolio of $36,000 which was offset by a $22,000 realized gain on the sale of trading account securities during the current quarter. The Company also recorded a loss of $26,000 during the first quarter of 2002 as compared to a loss of $20,000 reported in the year ago period, related to an investment in a low-income housing venture. As a result of this investment, the Company recorded an offsetting $35,000 in federal income tax credits during both periods which resulted in the reduction of the Company's effective income tax rate.

NON-INTEREST EXPENSE.

The Company's non-interest expense increased $25,000 to $846,000 for the three months ended March 31, 2002 compared to $821,000 for the three months ended March 31, 2001. Compensation and benefits expense increased by $19,000 in the current quarter due to normal compensation increases. In addition, advertising costs increased by $5,000 primarily due to increased spending related to deposit account promotions.

INCOME TAXES.

For the three months ended March 31, 2002, income tax expense totaled $80,000, or an effective tax rate of 25.3%, compared to $50,000, or an effective tax rate of 20.5%, for the three months ended March 31, 2001. Both periods were positively impacted by the recognition of approximately $35,000 in low-income housing tax credits provided through an investment in a limited partnership organized to build, own and operate a 56 unit low-income housing apartment complex.

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

                               CAPITAL REQUIREMENT

At March 31, 2002, the Bank was in compliance with all of its capital requirements as follows:

                                             March 31, 2002                    December 31, 2001
                                      -----------------------------      -----------------------------
                                                       Percent of                         Percent of
                                          Amount         Assets              Amount         Assets
                                      -------------   -------------      -------------   -------------
Stockholders' equity of the Bank      $  10,147,141           6.96%      $   9,929,945           7.10%
                                      -------------   -------------      -------------   -------------

Tangible capital                         10,059,610           6.90%          9,801,506           7.01%
Tangible capital requirement              2,187,000           1.50           2,097,000           1.50
                                      -------------   -------------      -------------   -------------
Exess                                 $   7,872,610           5.40%      $   7,704,506           5.51%
                                      =============   =============      =============   =============

Core capital                             10,059,610           6.90%          9,802,506           7.01%
Core capital requirement                  4,374,000           3.00           4,193,000           3.00
                                      -------------   -------------      -------------   -------------
Excess                                $   5,685,610           3.90%      $   5,609,506           4.01%
                                      =============   =============      =============   =============

Core and supplementaray capital          10,601,488          12.52%         10,482,971          12.60%
Risk-based capital requirement            6,774,000           8.00           6,654,000           8.00
                                      -------------   -------------      -------------   -------------
Exess                                 $   3,827,488           4.52%      $   3,828,971           4.60%
                                      =============   =============      =============   =============

Total Bank assets                     $ 145,895,000                      $ 139,903,000
Adjusted total Bank assets              145,807,000                        139,774,000
Total risk-weighted assets               84,672,000                         83,176,000

A reconciliation of consolidated stockholders' equity of the bank for financial reporting purposes to capital available to the Bank to meet regulatory capital requirements is as follows:

                                           March 31, 2002     December 31, 2001
                                           --------------     -----------------

Stockholders' equity of the Bank           $   10,147,141      $    9,929,945
Regulatory capital adjustment
  for available for sale securities               (87,531)           (128,439)
                                           --------------      --------------

     Tangible and core capital             $   10,059,610      $    9,801,506
General loan loss reserves                        556,878             696,465
Direct equity investments                         (15,000)            (15,000)
                                           --------------      --------------

    Core and supplementary capital         $   10,601,488      $   10,482,971
                                           ==============      ==============

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


                                        March 31,              December 31,
                                          2002                    2001
                                 ----------------------   ---------------------
                                 (Dollars in thousands)   (Dollars in thousands)

Non- accruing loans:
     One to four family                       621                   714
     Multi- family                            ---                   ---
     Non- residential                         464                   463
     Commercial Business                     *931                    66
     Construction                             ---                   ---
     Consumer                                  30                    13
                                        ---------             ---------
Total                                        2046                  1256
                                        ---------             ---------

Foreclosed assets:
     One to four family                       ---                   191
     Multi-family                             ---                   ---
     Non-residential                          ---                   ---
     Construction                             ---                   ---
     Consumer                                 ---                   ---
                                        ---------             ---------
Total                                           0                   191
                                        ---------             ---------

Total non- performing assets                 2046                  1447
                                        =========             =========

Total as a percentage of total assets       1.38%                 1.02%


*Includes commercial leases discussed under the heading "Provision for Loan Losses."

For the three months period ended March 31, 2002, gross interest, which would have been recorded, had the non-accruing loans been current in accordance with their original terms amounted to $19,000.

In addition to the non-performing assets set forth in the table above, as of March 31, 2002, there were no loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

Management has considered the Company's non-performing and "of concern" assets in establishing its allowance for loan losses.

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

The Company's principal sources of funds are cash dividends paid by the Bank and liquidity generated by investments or borrowings. The Company's principal uses of funds are cash dividends to shareholders as well as investment purchases and stock repurchases with excess cash flow. During the three months ended March 31, 2002, the Company did not repurchase any stock.

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

During the three months ended March 31, 2002, the Bank originated and purchased loans totaling $11.0 million compared with $8.4 million during the same period a year ago. The Bank has outstanding commitments to originate loans of $2.6 million and unused lines of credit issued to third parties totaling $4.2 million. At March 31, 2002, the Company believes it has sufficient cash to fund its outstanding commitments or will be able to obtain the necessary funds from outside sources to meet its cash requirements.

                               RECENT DEVELOPMENTS
                               -------------------

     On April 24, 2002 the Company declared a cash dividend of $.06 per share, payable on May 17, 2002 to shareholders of record on May 3, 2002.


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

Item 2.  CHANGES IN SECURITIES
         ---------------------

                  None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES
         -------------------------------

                  None.



Item 4.  OTHER INFORMATION
         -----------------

                  Not applicable.

Item 5.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

                  (a) Computation of earnings per share (Exhibit 11 filed herewith)

                  (b) The Company filed Form 8-K dated March 28, 2002 attaching it press release announcing the sale of $5.0 million of Trust Preferred Securities.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 and 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              AMB FINANCIAL CORP.
                              ------------------
                              Registrant


Date: April 24, 2002

                              By:   Clement B. Knapp, Jr.
                                 -----------------------------------------------
                                    President and Chief Executive Officer
                                    (DULY AUTHORIZED REPRESENTATIVE)



                              By:   Daniel T. Poludniak
                                 -----------------------------------------------
                                    Vice President and Chief Financial Officer
                                    (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

                                INDEX TO EXHIBIT
                                ----------------

     Exhibit No.                                                      Page No.
     ----------                                                       -------

     11           Statement re: Computation of Earnings Per Share        22