Form 10-Q
period 2002-06-30
AMB FINANCIAL CORP
filed 2002-07-25
CIK 915393

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         -------------------------------

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 2002

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

Yes [X] No [_]

            As of July 25, 2002 there were 1,686,169 shares of the Registrant's common stock issued and 856,663 shares outstanding.

Transitional Small Business Disclosure Format (check one) : Yes [_] No [X]

================================================================================

                               AMB FINANCIAL CORP.

                                    FORM 10-Q

                                TABLE OF CONTENTS

Part I.        FINANCIAL INFORMATION                                       PAGE
-------        ---------------------                                       ----

       Item 1.   Financial Statements

                 Consolidated Statements of Financial Condition at
                 June 30, 2002 (Unaudited) and December 31, 2001             3

                 Consolidated Statements of Earnings for the three
                 and six months ended June 30, 2002 and 2001
                 (unaudited)                                                 4

                 Consolidated Statements of Changes in
                 Stockholders Equity, six months ended
                 June 30, 2002 (unaudited)                                   5

                 Consolidated Statements of Cash Flows for the
                 six months ended June 30, 2002 and 2001
                 (unaudited)                                                 6

                 Notes to Consolidated Financial Statements                 7-8

       Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                      9-22

Part II.       OTHER INFORMATION                                             23

               Signatures                                                    25

               Index of Exhibits                                             26

               Earnings Per Share Analysis (Exhibit 11)                      27

                               AMB FINANCIAL CORP.
                                AND SUBSIDIARIES

                 Consolidated Statements of Financial Condition

                                                                                     June 30,           December 31,
                                                                                       2002                 2001
                                                                                   ------------         ------------
                                                                                     unaudited
Assets
------
Cash and amounts due from depository institutions                                     3,991,011            2,552,568
Interest-bearing deposits                                                            11,452,926            6,410,091
                                                                                   ------------         ------------
     Total cash and cash equivalents                                                 15,443,937            8,962,659
Investment securities, available for sale, at fair value                              5,383,073            3,483,478
Trading securities                                                                      544,998              583,246
Mortgage backed securities, available for sale, at fair value                         2,920,028            3,022,898
Loans receivable (net of allowance for loan losses:
     $675,592 at June 30, 2002 and
     $766,465 at December 31, 2001)                                                 111,212,748          114,513,114
Real  estate owned                                                                         --                190,581
Investment in LTD Partnership                                                         1,082,533            1,130,283
Stock in Federal Home Loan Bank of Indianapolis                                       1,624,400            1,624,400
Accrued interest receivable                                                             641,451              688,090
Office properties and equipment- net                                                  2,153,688            2,176,767
Prepaid expenses and other assets                                                     6,270,535            5,272,733
                                                                                   ------------         ------------

     Total assets                                                                   147,277,391          141,648,249
                                                                                   ============         ============
Liabilities and Stockholders' Equity
------------------------------------
Liabilities
-----------
Deposits                                                                            103,784,963          102,210,145
Borrowed money                                                                       22,359,708           23,955,838
Notes Payable                                                                           933,594            1,086,150
Advance payments by borrowers for taxes and insurance                                   395,743              452,818
Other liabilities                                                                     2,698,525            2,225,858
                                                                                   ------------         ------------
     Total liabilities                                                              130,172,533          129,930,809
                                                                                   ------------         ------------

Guaranteed preferred beneficial interest in AMB Financial's
   junior subordianted debentures                                                     5,000,000                 --

Stockholders' Equity
--------------------
Preferred stock, $.01 par value; authorized
     100,000 shares; none outstanding                                                      --                   --
Common Stock, $.01 par value; authorized 1,900,000 shares;
     1,686,169 shares issued and 856,663 shares outstanding
    at June 30, 2002 and 861,063 shares outstanding at December 31, 2001                 16,862               16,862
Additional paid- in capital                                                          10,889,571           10,864,371
Retained earnings, substantially restricted                                           9,504,373            9,110,986
Accumulated other comprehensive income, net of income taxes                             147,250              128,439
Treasury stock, at cost (829,506 shares at June 30, 2002 and 825,106 shares
   at December 31, 2001)                                                             (8,093,478)          (8,043,498)
Common stock acquired by Employee Stock Ownership Plan                                 (359,720)            (359,720)
                                                                                   ------------         ------------
     Total stockholders' equity                                                      12,104,858           11,717,440
                                                                                   ------------         ------------

Total liabilities and stockholders' equity                                          147,277,391          141,648,249
                                                                                   ============         ============

                               AMB FINANCIAL CORP.
                                AND SUBSIDIARIES

                       Consolidated Statement of Earnings

                                              Three Months       Three Months        Six Months         Six Months
                                                 Ended              Ended              Ended              Ended
                                                June 30,           June 30,           June 30,           June 30,
                                               ----------         ----------         ----------         ----------
                                                  2002               2001               2002               2001
                                                  ----               ----               ----               ----
                                                unaudited          unaudited          unaudited          unaudited
Interest income
     Loans                                      2,110,866          2,278,857          4,227,765          4,539,512
     Mortgage-backed securities                    48,106             61,765            105,089            123,704
     Investment securities                         74,889             59,709            127,342            119,385
     Interest-bearing deposits                     44,116             42,527             70,101             88,235
     Dividends on FHLB stock                       25,312             31,386             49,344             63,429
                                               ----------         ----------         ----------         ----------
          Total interest income                 2,303,289          2,474,244          4,579,641          4,934,265
                                               ----------         ----------         ----------         ----------

Interest expense
     Deposits                                     844,073          1,252,431          1,763,806          2,482,673
     Borrowings                                   379,871            396,518            681,212            835,915
                                               ----------         ----------         ----------         ----------
          Total interest expense                1,223,944          1,648,949          2,445,018          3,318,588
                                               ----------         ----------         ----------         ----------

          Net interest income before
            provision for loan losses           1,079,345            825,295          2,134,623          1,615,677
Provision for loan losses                         121,880             25,998            274,837             61,600
                                               ----------         ----------         ----------         ----------
          Net interest income after
            provision for loan losses             957,465            799,297          1,859,786          1,554,077
                                               ----------         ----------         ----------         ----------

Non-interest income:
     Loan fees and service charges                 32,996             36,000             77,150             64,694
     Commission income                             10,825             13,488             18,186             51,205
     Deposit related fees                         117,607            114,319            229,676            212,279
     Rental Income                                 54,880             70,135            129,398            140,871
     Gain  on sale of investment
      securities available for sale                  --               17,781               --               17,781
     Gain on sale of trading securities              --               62,421             21,563             62,421
     Unrealized gain on trading
      securities                                    3,243             37,821             15,190             85,517
     Loss from investment
      in limited partnership                      (21,875)           (34,800)           (47,750)           (55,100)
     Loss on sale of REO                             --                 --              (28,114)              --
     Other income                                  56,172             45,741             98,924             91,355
                                               ----------         ----------         ----------         ----------
          Total non-interest income               253,848            362,906            514,223            671,023
                                               ----------         ----------         ----------         ----------

Non-interest expense:
     Staffing costs                               433,174            395,447            843,954            787,509
     Advertising                                   21,326             16,978             40,277             31,087
     Occupancy and equipment expense              104,423            120,211            218,338            234,240
     Data processing                              118,102            105,969            231,627            220,830
     Federal deposit insurance premiums             4,530              4,283              9,064              8,989
     Other operating expenses                     193,236            219,226            377,533            400,291
                                               ----------         ----------         ----------         ----------
          Total non-interest expense              874,791            862,114          1,720,793          1,682,946
                                               ----------         ----------         ----------         ----------

Net income before income taxes                    336,522            300,089            653,216            542,154
Provision for federal and state
  income taxes                                     82,789             74,235            163,049            123,932
                                               ----------         ----------         ----------         ----------

          Net income                              253,733            225,854            490,167            418,222
                                               ==========         ==========         ==========         ==========

Earnings per share- basic                      $     0.31         $     0.28         $     0.61         $     0.51
Earnings per share- diluted                    $     0.30         $     0.28         $     0.59         $     0.50

See accompanying notes to consolidated financial statements.

                               AMB FINANCIAL CORP.
                                 AND SUBIDIARIES

           Consolidated Statements of Changes in Stockholders' Equity
                                   (Unaudited)

                                                                              Accumulated                  Common
                                                    Additional                   Other                      Stock
                                         Common      Paid-in      Retained    Comprehensive  Treasury      Acquired
                                          Stock      Capital      Earnings       Income        Stock       by ESOP        Total
                                        --------    ----------   ----------      -------     ----------    --------    -----------
Balance at December 31, 2001            $ 16,862    10,864,371    9,110,986      128,439     (8,043,498)   (359,720)    11,717,440
                                        --------    ----------   ----------      -------     ----------    --------    -----------

Comprehensive income:
  Net income                                --            --        490,167         --             --          --          490,167
  Other comprehensive income,
      net of  income taxes:
     Unrealized holding gain
       during the period                    --            --           --         18,811           --          --           18,811
                                                                 ----------      -------                               -----------

Total comprehensive income                  --            --        490,167       18,811           --          --          508,978

Purchase treasury stock  (4,400 shares)     --            --           --           --          (49,980)       --          (49,980)
ESOP compensation adjustment                --          25,200         --           --             --          --           25,200
Dividends declared on
    common stock ($.12 per share)           --            --        (96,780)        --             --          --          (96,780)
                                        --------    ----------   ----------      -------     ----------    --------    -----------

Balance at June 30, 2002                $ 16,862    10,889,571    9,504,373      147,250     (8,093,478)   (359,720)    12,104,858
                                        ========    ==========   ==========      =======     ==========    ========    ===========








See accompanying notes to consolidated financial statements

                               AMB FINANCIAL CORP.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                                                          Six Months Ended June 30,
                                                                     -----------------------------------
                                                                          2002                  2001
                                                                     -------------         -------------
                                                                                 (unaudited)
Cash flows from operating activities:
  Net income                                                         $     490,167               418,222
  Adjustments to reconcile net income to net cash
    from operating activities:
    Depreciation                                                            89,650               100,144
    Amortization of cost of stock benefit plans                               --                  57,893
    Amortization of premiums and accretion of discounts                     (6,623)                4,249
     Provision for loan losses                                             274,837                61,600
     Increase in deferred compensation                                      42,959                43,685
     ESOP compensation                                                      25,200                19,500
     Gain on sale of investment securities available for sale                 --                 (17,781)
     Gain on sale of trading account securities                            (21,562)              (62,421)
     Unrealized gain on trading account securities                         (15,190)              (85,517)
     Proceeds from sales of trading account securities                      75,000               315,717
     Loss from limited partnership                                          47,750                55,100
     (Decrease) increase in deferred income on loans                       (13,522)                   18
     Decrease in accrued interest receivable                                46,639                32,086
     Decrease in accrued interest payable                                  (13,214)               (4,073)
     Change in current and deferred income tax                              65,549                13,932
     Other, net                                                           (604,857)            2,412,070
                                                                     -------------         -------------

Net cash provided by operating activities                                  482,783             3,364,424
                                                                     -------------         -------------

Cash flows from investing activities:
     Proceeds fom maturity and early redemption of
       investment securities                                             2,500,000                  --
     Proceeds from sale of investment securities                              --                 519,933
     Purchase of investment securities                                  (4,401,848)               (4,011)
     Proceeds from repayments of mortgage-backed securities                641,256               353,819
     Purchase of mortgaged-back securities                                (498,157)                 --
     Purchase of loans                                                  (4,756,580)           (6,982,043)
     Loan disbursements                                                (15,527,463)           (9,044,747)
     Loan repayments                                                    23,323,094            15,606,403
     Proceeds from sale of real estate owned                               162,467                  --
     Property and equipment expenditures                                   (66,571)              (38,673)
                                                                     -------------         -------------

Net cash provided for investing activities                               1,376,198               410,681
                                                                     -------------         -------------

Cash flows from financing activities:
     Deposit account receipts                                          116,686,771            94,739,505
     Deposit account withdrawals                                      (116,664,349)          (89,432,404)
     Interest credited to deposit accounts                               1,552,396             2,135,122
     Proceeds from borrowed money                                                0             3,500,000
     Repayment of  borrowed money                                       (1,596,130)           (8,093,460)
     Repayment of note payable                                            (152,556)             (167,446)
     Decrease in advance payments by borrowers
      for taxes and insurance                                              (57,075)              (53,625)
     Proceeds from issuance of trust preferred securities                5,000,000                  --
     Dividend paid on common stock                                         (96,980)              (97,995)
     Purchase of treasury stock                                            (49,980)             (700,606)
                                                                     -------------         -------------
Net cash provided by financing activities                                4,622,097             1,829,091
                                                                     -------------         -------------

Net change in cash and cash equivalents                                  6,481,078             5,604,196

Cash and cash equivalents at beginning of period                         8,962,659             4,614,532
                                                                     -------------         -------------

Cash and cash equivalents at end of period                           $  15,443,737            10,218,728
                                                                     =============         =============

  Cash paid during the period for:
     Interest                                                        $   2,458,232             3,322,661
     Income taxes                                                           97,500               110,000

 See notes to consolidated financial statements.

                               AMB FINANCIAL CORP.
                                AND SUBSIDIARIES

Notes to Consolidated Financial Statements
------------------------------------------

1.    Statement of Information Furnished
      ----------------------------------
      The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and Article 10 of Regulation S-X, and in the opinion of management contains all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position as of June 30, 2002, the results of operations for the three and six months ended June 30, 2002 and 2001 and cash flows for the six months ended June 30, 2002 and 2001. These results have been determined on the basis of generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The attached consolidated statements are those of AMB Financial Corp. (the "Holding Company") and its consolidated subsidiaries American Savings, FSB (the "Bank"), the Bank's wholly owned subsidiary NIFCO, Inc., and the wholly owned subsidiary of NIFCO, Inc., Ridge Management, Inc. The results of operations for the three and six month period ended June 30, 2002 is not necessarily indicative of the results to be expected for the full year.

2.    Mutual to Stock Conversion
      --------------------------
      On March 29, 1996, the Holding Company issued 1,124,125 shares of $.01 par value common stock at $10.00 per share, for an aggregate purchase price of $11,241,250 in connection with the Bank's mutual to stock conversion (the "Conversion"). Net proceeds to the Company, after conversion expenses, totaled approximately $10,658,000.

3.    Earnings Per Share
      ------------------
      Earnings per share for the three and six month periods ended June 30, 2002 and 2001 were determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding (see Exhibit 11 attached). Stock options are regarded as common stock equivalents and are considered in diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method. ESOP shares not committed to be released to participants are not considered outstanding for purposes of computing earnings per share amounts.

4.    Industry Segments
      -----------------
      The Company operates principally in the banking industry through its subsidiary bank. As such, substantially all of the Company's revenues, net income, identifiable assets and capital expenditures are related to banking operations.

5.    Trust Preferred Capital Securities
      ----------------------------------
      In March of 2002, the Company formed AMB Financial Statutory Trust I (the "Trust"). The Trust is a statutory business trust and is wholly owned by the Company. The Trust issued $5.0 million of Trust Preferred Capital Securities as a participant in a pooled Trust Preferred Securities offering and $155,000 of Common Securities to the Company. The Company issued subordinated debentures aggregating $5.155 million to the Trust. The junior subordinated debentures are the sole assets of the Trust. The junior subordinated debentures and the Trust Preferred Capital Securities pay interest and dividends, respectively, on a quarterly basis. The junior subordinated debentures and the Trust Preferred Capital Securities bear interest at a rate of 3-month LIBOR plus 3.60%, mature on March 26, 2032 and are non-callable for five years and, after that period, the Trust Preferred Securities may be called at any quarterly interest payment date at par. Dividends on the Trust Preferred Capital Securities are recorded as interest expense. Costs associated with the issuance of the securities totaling $192,000 were capitalized and are being amortized over the estimated life of the securities.

6.    Impact of New Accounting Standards
      ----------------------------------
      In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This statement addresses the financial accounting and reporting for obligations related to the retirement of tangible long-lived assets and the related asset retirement costs. The statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment and Disposal of Long-Term Assets". This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," as well as the accounting and reporting of the Accounting Principles Board (APB) Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". This statement eliminates the allocation of goodwill to long-lived assets to be tested for impairment and details both a probability-weighted and "primary-asset" approach to estimate cash flows in testing for impairment of long-lived assets. The Company adopted SFAS No. 144 on January 1, 2002 and upon adoption, this pronouncement did not have a material impact on the Company's consolidated financial statements.

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

                               FINANCIAL CONDITION
                               -------------------

                   JUNE 30, 2002 COMPARED TO DECEMBER 31, 2001

      Total assets of the Company were $147.3 million at June 30, 2002 an increase of $5.7 million, or 4.0% from $141.6 million at December 31, 2001. The increase is primarily due to an increase in cash and interest-bearing deposits and investment securities offset by a decline in loans receivable, funded primarily by the issuance of Trust Preferred Capital Securities. Management expects a continued moderate growth rate for the balance of the year, as interest rates are not expected to change significantly.

      Cash and short-term investments increased by $6.4 million to $15.4 million at June 30, 2002 from a combined $9.0 million at December 31, 2001. The increase is due to the recent issuance of $5.0 million of Trust Preferred Securities and to a lesser extent, loan prepayments experienced during the period. The Company intends to use the proceeds from the offering for general corporate purposes, including the payment of dividends on and, depending on economic conditions, the repurchase of its common stock.

      Investment securities available for sale increased by $1.9 million to $5.4 million at June 30, 2002. The increase is due to purchases of agency and corporate debt securities. The increased investment securities purchase activity in the current period is due, in part, to the additional liquidity available from higher levels of loan prepayments. Gross unrealized gains in the available for sale portfolio were $99,000 at June 30, 2002 compared to gross unrealized gains of $91,000 at December 31, 2001.

      Trading securities declined by $38,000 to $545,000 at June 30, 2002. The decrease is attributable to stock sales in the amount of $53,000 offset by a decline in unrealized losses in the portfolio of $15,000.

      Mortgage-backed securities available for sale decreased by $103,000 to $2.9 million at June 30, 2002. The decrease is due to prepayments and amortization of $624,000 offset by purchases of $498,000 and an increase in unrealized gains of $23,000. Gross unrealized gains in the available for sale portfolio were $147,000 at June 30, 2002 compared to gross unrealized gains of $124,000 at December 31, 2001.

      The balance of loans receivable at June 30, 2002 amounted to $111.2 million, compared to $114.5 million at December 31, 2001, a decline of $3.3 million. The Bank originated both residential and non-residential loans of $15.5 million and purchased loans totaling $4.8 million during the six month period ended June 30, 2002, compared to $9.0 million of originations and $7.0 million of purchases during the prior year period. The higher loan origination volume was primarily due to an increase in mortgage refinance activity as interest rates have decreased compared to the prior year period. Offsetting originations and purchases were amortization and prepayments totaling $23.3 million and $15.6 million for the six month period ended June 30, 2002 and 2001. The Company continues to remain focused on an aggressive lending efforts, however, the declines in long-term interest rates have led to a higher level of mortgage prepayments.

      The allowance for loan losses totaled $676,000, a decrease of $91,000 from the balance at December 31, 2001, due to net charge-offs for the period. The Bank's allowance for loan losses to net loans receivable was .54% at June 30, 2002, compared to .61% at December 31, 2001. Non-performing loans increased to $1.7 million, or 1.18% of total assets at June 30, 2002, compared to $1.4 million, or 1.02% of total assets at December 31, 2001 due to three loans to the same commercial borrower totaling $667,000. These loans were brought current during July 2002. The ratio of allowance for loan losses to non-performing loans was 36.5% at June 30, 2002 compared to 58.7% at December 31, 2001.

      Liabilities increased from $129.9 million at December 31, 2001, to $130.2 million at June 30, 2002, an increase of $242,000. The primary reason for the increase in total liabilities was an increase in deposit accounts. Deposits increased by $1.6 million, to $103.8 million at June 30, 2002. The increase is primarily due to the Company's competitive certificate rate pricing. Borrowed money, which consists of FHLB of Indianapolis advances, decreased during the period by $1.6 million to $22.4 million at June 30, 2002. Currently, there are $3.0 million of FHLB advances maturing over the next twelve month period at a weighted average rate of 4.22%.

      In March 2002, the Company completed an issuance of $5.0 million of Trust Preferred Securities. The securities were issued by a special purpose business trust owned by the Company and sold to a pooled investment vehicle. The securities have a maturity of 30 years and the holders will be entitled to receive cumulative cash distributions at a variable annual rate, reset quarterly, equal to three month LIBOR plus 3.60%. In general, the securities will not be redeemable for five years except in the event of certain special redemption events.

      Total stockholders' equity increased by $387,000 to $12.1 million at June 30, 2002 from the balance at December 31, 2001. This increase was due to net income of $490,000, an increase in net unrealized gain on securities available for sale in the amount of $19,000 and normal amortization of ESOP benefits of $25,000 offset by the payment of dividends on common stock of $97,000 and repurchase of 4,400 shares of common stock totaling $50,000. The Company is no longer subject to regulatory limitations on stock repurchases and, subject to future market conditions, intends to continue modest repurchases of stock.

      COMPARISON OF OPERATING RESULTS FOR THE QUARTERS ENDED JUNE 30, 2002 AND 2001

      NET INCOME

      The Company's net income for the three months ended June 30, 2002 was $254,000, an increase of $28,000 compared to the three months ended June 30, 2001. This increase was due to an increase in net interest income of $254,000 offset by an increase in the provision for loan losses of $96,000, a decrease in non-interest income of $109,000, an increase in non-interest expense of $12,000 and an increase in income taxes of $9,000.

      INTEREST INCOME

      Total interest income decreased $171,000 or 6.9%, for the three months ended June 30, 2002 compared to the prior year as a result of a 99 basis point decline in the average yield, offset by a $8.7 million increase in the average volume of interest earning assets. For the three months ended June 30, 2002 and 2001, the Company's average yield on interest earning assets was 6.74% and 7.73%, respectively, while the Company's average interest earning assets were $136.7 million and $128.0 million. The decrease in yield is primarily attributable to prepayments of high interest rates loans and a high volume of refinancing at lower interest rates. The higher volume is primarily due to interest-bearing deposits that remained higher than normal due to the Trust Preferred Securities issuance that occurred at the end of the first quarter as well as strong deposit flows during the second half of 2001. Interest income from loans decreased $168,000 as a result of a 64 basis point decline to 7.35% in the average yield on loans receivable.

      INTEREST EXPENSE.

      Total interest expense decreased $425,000, or 25.8% to $1.2 million for the second quarter of 2002, due to a 161 basis point decrease in the average cost of interest-bearing liabilities compared to the prior year quarter, offset by a $8.1 million increase in average interest-bearing liabilities. For the three months ended June 30, 2002 and 2001, the Company's average cost on interest-bearing liabilities was 3.67% and 5.28%, respectively, while average interest-bearing liabilities were $133.5 million and $124.9 million.

      Interest on deposits decreased by $409,000 to $844,000, as a result of a 194 basis point decrease in average cost offset in part by an increase of $8.0 million in the average balance of deposits. The decrease in the average cost of deposits is primarily due to the downward repricing of maturing certificates of deposit during the last twelve months, as well as reductions in interest rates paid on the Bank's core deposit products. The growth in average deposits is attributable to an increase in certificate of deposit balances.

      Interest on borrowings, including the recently issued Trust Preferred Securities, decreased $16,000 to $380,000, as a result of a 36 basis point decrease in average cost and offset by a $643,000 increase in the average balance. The decrease in the average rates has been due to maturing higher rate FHLB of Indianapolis advances that have been refinanced with lower coupons or paid off. While the average balance of the recently issued Trust Preferred Securities is at $5.0 million, the average balances of FHLB of Indianapolis advances declined by $4.4 million. Slower growth in loans receivable balances due to higher prepayments, as well as increased deposit balances has enabled the Bank to repay maturing FHLB advances as they matured.

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

      A provision for loan losses of $122,000 was recorded during the three months ended June 30, 2002 compared to $26,000 for the 2001 three month period. There were no changes in the estimation method or assumptions that impacted the provision for loan loss during the quarter. The increased provision during the current quarter includes $70,000 as a result of delinquent medical lease loans previously purchased by the Bank and serviced by a third party. The Company has acquired information indicating that the servicer may have diverted funds due to the Company, including prepayments. The Bank has contacted the underlying debtors on the loans to confirm balances due and to recast those loans as new individual commercial business loans. The balance of loans which could not be verified or confirmed with the underlying debtors has been charged-off and amounted to $370,000 during the quarter. The individual loans which had been recast totaled $550,000 and were current in accordance with their terms as of June 30, 2002.

      Management believes that the total general loan loss allowance of $606,000 on total net loans of $111.2 million at June 30, 2002, is adequate given the area economic conditions, the level of impaired and non-performing loans, and the composition of the loan portfolio. At June 30, 2002, the Company was aware of no regulatory directives or suggestions that the Company make additional provisions for losses on loans.

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

      NON-INTEREST INCOME

      The Company's non-interest income decreased during the quarter by $109,000 to $254,000 compared to $363,000 recorded in the 2001 quarter. The decrease in non-interest income is primarily attributable to reduced gains on trading account securities of $97,000 as well as a decrease in rental income of $15,000 due to the relocation of a major tenant at the Dyer branch office. The Company also recorded a loss of $22,000 during the second quarter of 2002 as compared to a loss of $35,000 reported in the year ago period, related to an investment in a low-income housing joint venture. As a result of this investment, the Company recorded an offsetting $35,000 in federal income tax credits during both periods which resulted in the reduction of the Company's effective income tax rate.

      NON-INTEREST EXPENSE.

      The Company's non-interest expense increased $12,000 to $875,000 for the three months ended June 30, 2002 compared to $862,000 for the three months period ended June 30, 2001. Compensation and benefits expense which increased by $38,000 in the current quarter due to normal compensation increases, while data processing costs increased by $12,000 due to increased transaction activity. These increases were offset by a decline of $16,000 in occupancy and equipment costs, primarily reduced depreciation charges, as well as minor decreases totaling $25,000 in several operating expense categories.

      INCOME TAXES.

      For the three months ended June 30, 2002, income tax expense totaled $83,000, or an effective tax rate of 24.6 %, compared to $74,000, or an effective tax rate of 24.7%, for the three months ended June 30, 2001. Both periods were positively impacted by the recognition of approximately $35,000 in low-income housing tax credits provided through an investment in a limited partnership organized to build, own and operate a 56 unit low-income housing apartment complex.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

      NET INCOME

      The Company's net income for the six months ended June 30, 2002 was $490,000, an increase of $72,000 compared to the six months ended June 30, 2001. This increase was due to an increase in net interest income of $520,000, offset in part by a increase in provision for loan losses of $214,000, a decrease in non-interest income $157,000, an increase in non-interest expense of $38,000, and an increase in income taxes of $39,000.

      INTEREST INCOME

      Total interest income decreased $354,000 or 7.2%, for the six months ended June 30, 2002 compared to the six months ended June 30, 2001. Of this decrease, $312,000 is attributable to interest earned on loans receivable. The Bank's average yield on loans receivable declined by 57 basis points over the prior year period while the average balance of loans receivable increased by $300,000. The decline in the average rate is a function of current originations being at lower interest rates and prepayments of higher-rate loans due to declining interest rates. Interest income on mortgage-backed securities decreased by $19,000 due to a decline of $600,000 in the average balance primarily due to normal prepayments offset by a 41 basis point increase in average yield. The $9,000 increase in interest income on investment securities is due to a $900,000 increase in the average balance to $5.8 million, primarily from purchases occurring during 2002, offset by a 41 basis point decline in average yield. The $18,000 decrease in interest income on interest-bearing deposits for the six months ended June 30, 2002 was due to a decline in the average yield of 283 basis points as short term interest rates declined significantly between periods.

      INTEREST EXPENSE.

      Total interest expense on interest-bearing liabilities decreased $900,000, or 26.3% for the six months ended June 30, 2002 compared to the prior year period. For the six months ended June 30, 2002 and 2001, the Company's average interest bearing liabilities were $130.2 million and $125.0 million, respectively, while the average cost on interest bearing liabilities was 3.76% and 5.31%. Interest expense on deposits decreased $800,000, primarily due to a 178 basis point decrease in the average cost of deposits offset by an $8.0 million increase in balance of average deposits. Lower interest rates positively impacted the cost of maturing certificates of deposits in the latter half of 2001 and early 2002. Interest on borrowings, including the recently issued Trust Preferred Securities, decreased $155,000, reflecting a $2.9 million decrease in the average balance of borrowed funds, primarily advances from the FHLB of Indianapolis, and a 54 basis point decline in average cost.

      PROVISION FOR LOAN LOSSES.

      The Bank provided $275,000 for the loan loss provision for the six months ended June 30, 2002 compared to $61,000 for the six months ended June 30, 2001. The increased provision relates to the medical lease loans in the current three month period as discussed above.

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

      NON-INTEREST INCOME

      The Company's non-interest income decreased $157,000 to $514,000 for the six months ended June 30, 2002 compared to $671,000 for the six months ended June 30, 2001, primarily reflecting decreased gains on trading account securities. Both realized and unrealized gains on trading account securities was $37,000 for the six months ended June 30, 2002, compared to $148,000 for the six months ended June 30, 2001, a decrease of $111,000. Trading account securities sales were $75,000 during the current period resulting in realized gains of $22,000, compared to $316,000 in sales during the prior six month period, resulting in realized gains of $62,000. In addition, unrealized gains on market adjustments of these securities was $15,000 for the six months ended June 30, 2002 compared to $86,000 in the prior year period.

      During the current six month period, the Company incurred a loss on the sale of real estate owned properties in the amount of $28,000, which did not occur in the prior year period. The Company also recorded reduced commission income on the sale of financial products of $33,000 and reduced rental income of $11,000 due to the relocation of a major tenant at the Dyer branch office. These declines were offset by increased deposit related fee income of $18,000 due to increased overdraft and ATM fee charges. In addition, the Company also recorded a loss of $48,000 during the six month period ended June 30, 2002 as compared to a loss of $55,000 reported in the year ago period, related to an investment in a low-income housing joint venture. As a result of this investment, the Company recorded an offsetting $70,000 in federal income tax credits during both periods which resulted in the reduction of the Company's effective income tax rate.

      NON-INTEREST EXPENSE.

      The Company's non-interest expense increased $38,000 to $1.7 million for the six months ended June 30, 2002 compared to the same period a year ago. The increase resulted primarily from increased staffing costs of $57,000, primarily due to normal salary and benefit increases. In addition, advertising costs increased by $9,000 due to increased spending related to deposit promotion while data processing costs increased by $11,000 due to increased transaction activity. These increases were offset by a reduction in occupancy and equipment expenses of $16,000, primarily in depreciation charges and a decrease of $22,000 in other operating expenses spread over several operating expense categories.

      INCOME TAXES.

      The Company recorded a provision for income taxes of $163,000 for the six months ended June 30, 2002, or an effective income tax rate of 25.0%, compared to $124,000 for the six months ended June 30, 2001, or an effective income tax rate of 22.9%. Both periods were positively impacted by the recognition of low-income housing tax credits of $70,000 provided through an investment in a limited partnership organized to build, own and operate a 56 until low-income housing apartment complex.

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

                               Capital Requirement
                               -------------------

At June 30, 2002, the Bank was in compliance with all of its capital requirements as follows:

                                                June 30, 2002                      December 31, 2001
                                        -----------------------------       -----------------------------
                                                           Percent of                          Percent of
                                           Amount            Assets            Amount            Assets
                                        ------------        -------         ------------        -------
Stockholder's equity of the Bank        $ 10,523,218           7.34%        $  9,929,945           7.10%
                                        ------------        -------         ------------        -------

Tangible capital                        $ 10,380,268           7.25%        $  9,801,506           7.01%
Tangible capital requirement               2,147,000           1.50            2,097,000           1.50
                                        ------------        -------         ------------        -------
Exess                                   $  8,233,268           5.75%        $  7,704,506           5.51%
                                        ============        =======         ============        =======

Core capital                            $ 10,380,268           7.25%        $  9,802,506           7.01%
Core capital requirement                   4,295,000           3.00            4,193,000           3.00
                                        ------------        -------         ------------        -------
Excess                                  $  6,085,268           4.25%        $  5,609,506           4.01%
                                        ============        =======         ============        =======

Core and supplementary capital          $ 10,970,860          13.22%        $ 10,482,971          12.60%
Risk-based capital requirement             6,641,000           8.00            6,654,000           8.00
                                        ------------        -------         ------------        -------
Exess                                   $  4,329,860           5.22%        $  3,828,971           4.60%
                                        ============        =======         ============        =======

Total Bank assets                       $143,302,000                        $139,903,000
Adjusted total Bank assets              $143,159,000                        $139,774,000
Total risk-weighted assets              $ 83,007,000                        $ 83,176,000

A reconciliation of consolidated stockholders' equity of the bank for financial reporting purposes to capital available to the Bank to meet regulatory capital requirements is as follows:

                                        June 30, 2002                    December 31, 2001
                                        ------------                       -------------
Stockholder's equity of the Bank        $ 10,523,218                           9,929,945
Regulatory capital adjustment
  for available for sale securities         (142,950)                           (128,439)
                                        ------------                       -------------

     Tangible and core capital            10,380,268                           9,801,506
General loan loss reserves                   605,592                             696,465
Direct equity investments                    (15,000)                            (15,000)
                                        ------------                       -------------

    Core and supplementary capital      $ 10,970,860                          10,482,971
                                        ============                       =============

                              NON-PERFORMING ASSETS
                              ---------------------

            The following table sets forth the amounts and categories of non-performing assets in the Company's portfolio. Loans are reviewed monthly and any loan whose collectivity is doubtful is placed on non-accrual status. Loans are placed on non-accrual status when principal and interest is 90 days or more past due, unless, in the judgment of management, the loan is well collateralized and in the process of collection. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectivity of the loan. Restructured loans include troubled debt restructuring (which involved forgiving a portion of interest principal on any loans or making loans at a rate materially less than the market).

                                             June 30,              December 31,
                                               2002                    2001
                                             -------                 -------
                                            (Dollars                (Dollars
                                          in thousands)           in thousands)

Non- accruing loans:
     One to four family                          554                     714
     Multi- family                              --                      --
     Non- residential                            469                     463
     Commercial Business                         667                      66
     Construction                               --                      --
     Consumer                                     42                      13
                                             -------                 -------
Total                                           1732                    1256
                                             -------                 -------

Foreclosed assets:
     One to four family                         --                       191
     Multi-family                               --                      --
     Non-residential                            --                      --
     Construction                               --                      --
     Consumer                                   --                      --

                                             -------                 -------
Total                                              0                     191
                                             -------                 -------

Total non- performing assets                    1732                    1447
                                             =======                 =======

Total as a percentage of total assets           1.18%                   1.02%

      For the six months period ended June 30, 2002, gross interest, which would have been recorded, had the non-accruing loans been current in accordance with their original terms amounted to $44,000.

      In addition to the non-performing assets set forth in the table above, as of June 30, 2002, there were no loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

      Management has considered the Company's non-performing and "of concern" assets in establishing its allowance for loan losses.

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

      The Company's principal sources of funds are cash dividends paid by the Bank and liquidity generated by investments or borrowings. The Company's principal uses of funds are cash dividends to shareholders as well as investment purchases and stock repurchases with excess cash flow. During the six months ended June 30, 2002, the Company repurchased 4,400 share of its common stock at an average price of $11.30 per share, for a total of $50,000.

      The Bank's principal sources of funds are deposits, advances from the FHLB of Indianapolis, principal repayments on loans and mortgage-backed securities, proceeds from the sale or maturity of investment securities and funds provided by operations. While scheduled loan and mortgage-backed securities amortization and maturing investment securities are a relatively predictable source of funds, deposit flows and loan and mortgage-backed securities prepayments are greatly influenced by economic conditions, the general level of interest rates and competition. The Bank utilizes particular sources of funds based on comparative costs and availability. The Bank generally manages the pricing of its deposits to maintain a steady deposit balance, but has from time to time decided not to pay rates on deposits as high as its competition and to supplement deposits with longer term and/or less expensive alternative sources of funds.

      During the six months ended June 30, 2002, the Bank originated and purchased loans totaling $20.3 million compared with $16.0 million during the same period a year ago. At June 30, 2002, the Bank had outstanding commitments to originate loans of $2.2 million and unused lines of credit totaling $4.5 million. At June 30, 2002, the Company believes it has sufficient cash to fund its outstanding commitments or will be able to obtain the necessary funds from outside sources to meet its cash requirements.

                               RECENT DEVELOPMENTS
                               -------------------

     On July 24, 2002 the Company declared a cash dividend of $.06 per share, payable on August 23, 2002 to shareholders of record on August 9, 2002.


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

              None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES
         -------------------------------

              None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

              None.

Item 5.  OTHER INFORMATION

              (a) The Company held its Annual Meeting of Shareholders on April
                  24, 2002.

              (b) The names of each director elected at the Annual Meeting for three-year term

                  Are as follows:
                                                       FOR         WITHHELD
                                  John G. Pastrick   683,326        9,145
                                  Robert E. Tolley   683,326        9,145

                  The names of the other directors whose term of office continued after the Annual Meeting, are as follows:

                                  Clement B.Knapp, Jr.
                                  Donald L. Harle
                                  Ronald W. Borto
                                  John C. McLaughlin

              (c) In addition to the election of directors, the following matter was voted upon.

                  (i) Ratification of the appointment of Cobitz, VandenBerg &
                      Fennessy as the Company's independent auditors for the year ending December 312, 2002.

                                                For        Against     Abstain
                      Number of Votes         683,819        965        7,687
                      Percentage of Votes
                           Eligible to cast   79.42%         .11%         .89%
                           Actually cast      98.75%         .14%        1.11%


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

                  (a) Computation of earnings per share (Exhibit 11 filed
                      herewith)


                  (b) The Company filed a Form 8-K dated April 24, 2002
                      attaching its press release announcing the results of operations for the quarter ended March 31, 2002.

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


Date: July 25, 2002

By:                               Clement B. Knapp, Jr.
                                  President and Chief Executive Officer
                                  (DULY AUTHORIZED REPRESENTATIVE)



By:                               Daniel T. Poludniak
                                  Vice President and Chief Financial Officer
                                  (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

                                INDEX TO EXHIBITS
                                -----------------

      Exhibit No.                                                       Page No.
      -----------                                                       --------

          11          Statement re: Computation of Earnings Per Share      27