Form 10-Q
period 2002-09-30
AMB FINANCIAL CORP
filed 2002-10-25
CIK 915393

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q


    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 2002

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
                                                               --------------

     Check whether the issuer (1) has filed all reports required to be filed by
Section 130 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]


     As of October 24, 2002 there were 1,686,169 shares of the Registrant's common stock issued and 798,463 shares outstanding.

     Transitional Small Business Disclosure Format (check one) : Yes [_]  No [X]
================================================================================

                               AMB FINANCIAL CORP.

                                    FORM 10-Q

                                TABLE OF CONTENTS

Part I. FINANCIAL INFORMATION                                             PAGE

     Item 1.  Financial Statements

              Consolidated Statements of Financial Condition at
              September 30, 2002 (Unaudited) and December 31, 2001          3

              Consolidated Statements of Earnings for the three
              and nine months ended September 30, 2002 and 2001
              (unaudited)                                                   4

              Consolidated Statements of Changes in
              Stockholders Equity, nine months ended
              September 30, 2002 (unaudited)                                5

              Consolidated Statements of Cash Flows for the
              nine months ended September 30, 2002 and 2001
              (unaudited)                                                   6

              Notes to Consolidated Financial Statements                   7-9

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         10-23

Part II.  OTHER INFORMATION                                                24

     Signatures                                                            25

     Rule 13a-14 Certification                                            26-27

     Index of Exhibits                                                     28

     Earnings Per Share Analysis (Exhibit 11)                              29

     Section 906 Certification (Exhibit 99)                                30

                               AMB FINANCIAL CORP.
                                AND SUBSIDIARIES

                 Consolidated Statements of Financial Condition

                                                                   September        December 31,
                                                                      2002              2001
                                                                  ------------      ------------
                                                                    unaudited
ASSETS
------
Cash and amounts due from depository institutions                    3,760,636         2,552,568
Interest-bearing deposits                                            6,424,603         6,410,091
                                                                  ------------      ------------
     Total cash and cash equivalents                                10,185,239         8,962,659
Investment securities, available for sale, at fair value             6,175,252         3,483,478
Trading securities                                                     539,834           583,246
Mortgage backed securities, available for sale, at fair value        2,641,201         3,022,898
Loans receivable (net of allowance for loan losses:
     $722,273 at September 30, 2002 and
     $766,465 at December 31, 2001)                                115,005,855       114,513,114
Real estate owned                                                           --           190,581
Investment in LTD Partnership                                        1,064,533         1,130,283
Stock in Federal Home Loan Bank of Indianapolis                      1,624,400         1,624,400
Accrued interest receivable                                            696,258           688,090
Office properties and equipment- net                                 2,225,544         2,176,767
Prepaid expenses and other assets                                    6,405,133         5,272,733
                                                                  ------------      ------------
     Total assets                                                  146,563,249       141,648,249
                                                                  ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Liabilities
-----------
Deposits                                                           105,563,189       102,210,145
Borrowed money                                                      20,350,630        23,955,838
Notes Payable                                                          930,322         1,086,150
Advance payments by borrowers for taxes and insurance                  639,777           452,818
Other liabilities                                                    2,327,165         2,225,858
                                                                  ------------      ------------
     Total liabilities                                             129,811,083       129,930,809
                                                                  ------------      ------------

Guaranteed preferred beneficial interest in AMB Financial's
   junior subordinated debentures                                    5,000,000                --

Stockholders' Equity

Preferred stock, $.01 par value; authorized
     100,000 shares; none outstanding                                       --                --
Common Stock, $.01 par value; authorized 1,900,000 shares;
     1,686,169 shares issued and 803,663 shares outstanding
     at September 30, 2002 and 861,063 shares outstanding
     at December 31, 2001                                               16,862            16,862
Additional paid- in capital                                         10,908,171        10,864,371
Retained earnings, substantially restricted                          9,732,223         9,110,986
Accumulated other comprehensive income, net of income taxes            172,241           128,439
Treasury stock, at cost (882,506 shares at September 30, 2002
   and 825,106 shares at December 31, 2001)                         (8,717,611)       (8,043,498)
Common stock acquired by Employee Stock Ownership Plan                (359,720)         (359,720)
                                                                  ------------      ------------
     Total stockholders' equity                                     11,752,166        11,717,440
                                                                  ------------      ------------
Total liabilities and stockholders' equity                         146,563,249       141,648,249
                                                                  ============      ============

                               AMB FINANCIAL CORP.
                                AND SUBSIDIARIES

                       Consolidated Statement of Earnings

                                           Three Months    Three Months     Nine Months    Nine Months
                                              Ended           Ended           Ended           Ended
                                           September 30,   September 30,   September 30,   September 30,
                                               2002            2001            2002            2001
                                            ----------      ----------      ----------      ----------
                                             unaudited       unaudited       unaudited       unaudited
Interest income
     Loans                                   2,066,089       2,141,867       6,221,055       6,644,657
     Mortgage-backed securities                 49,580          64,535         154,669         188,239
     Investment securities                      70,578          50,301         197,920         169,686
     Interest-bearing deposits                  41,315          35,429         111,416         123,664
     Dividends on FHLB stock                    25,590          29,685          74,934          93,114
                                            ----------      ----------      ----------      ----------
          Total interest income              2,253,152       2,321,817       6,759,994       7,219,360
                                            ----------      ----------      ----------      ----------
Interest expense
     Deposits                                  772,578       1,169,508       2,536,384       3,652,181
     Borrowings                                367,083         373,073       1,048,295       1,208,988
                                            ----------      ----------      ----------      ----------
          Total interest expense             1,139,661       1,542,581       3,584,679       4,861,169
                                            ----------      ----------      ----------      ----------
          Net interest income before
            provision for loan losses        1,113,491         779,236       3,175,315       2,358,191
Provision for loan losses                       56,203          51,209         331,040         112,809
                                            ----------      ----------      ----------      ----------
          Net interest income after
            provision for loan losses        1,057,288         728,027       2,844,275       2,245,382
                                            ----------      ----------      ----------      ----------
Non-interest income:
     Loan fees and service charges              45,796          36,807         122,946         101,501
     Commission income                          13,508           7,580          31,694          58,785
     Deposit related fees                      123,729         110,594         353,405         322,873
     Rental Income                              20,553          80,706         149,951         221,577
     Gain on sale of investment
       securities available for sale                --              --              --          17,781
     Gain on sale of trading securities             --           4,612          21,562          67,033
     Unrealized gain on trading
       securities                               (5,164)        (15,792)         10,026          69,725
     Loss from investment in limited
       partnership                             (18,000)         (9,000)        (65,750)        (64,100)
     Loss on sale of REO                            --              --         (28,114)             --
     Other income                              115,393          67,026         287,117         195,103
                                            ----------      ----------      ----------      ----------
          Total non-interest income            295,815         282,533         882,837         990,278
                                            ----------      ----------      ----------      ----------

Non-interest expense:
     Staffing costs                            468,529         397,538       1,312,483       1,185,047
     Advertising                                30,662           9,808          70,939          40,895
     Occupancy and equipment expense            98,712         117,698         317,050         351,938
     Data processing                           132,597         115,136         364,224         335,966
     Federal deposit insurance premiums          4,695           4,601          13,759          13,590
     Other operating expenses                  232,441         170,541         609,974         570,832
                                            ----------      ----------      ----------      ----------
          Total non-interest expense           967,636         815,322       2,688,429       2,498,268
                                            ----------      ----------      ----------      ----------

Net income before income taxes                 385,467         195,238       1,038,683         737,392
Provision for federal and state
  income taxes                                 109,455          31,367         272,504         155,299
                                            ----------      ----------      ----------      ----------
          Net income                           276,012         163,871         766,179         582,093
                                            ==========      ==========      ==========      ==========

Earnings per share- basic                   $     0.35      $     0.20      $     0.96      $     0.72
Earnings per share- diluted                 $     0.33      $     0.20      $     0.92      $     0.70

See accompanying notes to consolidated financial statements.

                               AMB FINANCIAL CORP.
                                AND SUBSIDIARIES

            Consolidated Statement of Changes in Stockholder's Equity
                                   (Unaudited)


                                                                              ACCUMULATED                   COMMON
                                                  ADDITIONAL                     OTHER                       STOCK
                                      COMMON        PAID-IN      RETAINED    COMPREHENSIVE    TREASURY      ACQUIRED
                                       STOCK        CAPITAL      EARNINGS       INCOME         STOCK        BY ESOP        TOTAL
                                    -----------   -----------   -----------   -----------   -----------   -----------   -----------

Balance at December 31, 2001        $    16,862    10,864,371     9,110,986       128,439    (8,043,498)     (359,720)   11,717,440
                                    -----------   -----------   -----------   -----------   -----------   -----------   -----------

Comprehensive income:
  Net income                                                        766,179                                                 766,179
  Other comprehensive income,
      net of  income taxes:
     Unrealized holding gain
       during the period                                                           43,802                                    43,802
                                                                -----------   -----------                               -----------
Total comprehensive income                                          766,179        43,802                                   809,981

Purchase treasury stock (57,400
  shares)                                                                                      (674,113)                   (674,113)
ESOP compensation adjustment                           43,800                                                                43,800
Dividends declared on common stock
  ($.18 per share)                                                 (144,942)                                               (144,942)
                                    -----------   -----------   -----------   -----------   -----------   -----------   -----------
Balance at September 30, 2002       $    16,862    10,908,171     9,732,223       172,241    (8,717,611)     (359,720)   11,752,166
                                    ===========   ===========   ===========   ===========   ===========   ===========   ===========






See accompanying notes to consolidated financial statements

                               AMB FINANCIAL CORP.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                                  ----------------------------------
                                                                       2002                2001
                                                                  --------------      --------------
                                                                             (unaudited)
Cash flows from operating activities:
  Net income                                                      $      766,179             587,726
  Adjustments to reconcile net income to net cash
    from operating activities:
    Depreciation                                                         134,782             150,573
    Amortization of cost of stock benefit plans                               --              86,839
    Amortization of premiums and accretion of discounts                    8,683               4,544
     Provision for loan losses                                           331,040             112,809
     Increase in deferred compensation                                    65,796              63,482
     ESOP compensation                                                    43,800              30,600
     Increase in cash surrender value of life insurance                 (120,933)           (116,865)
     Gain on sale of investment securities available for sale                 --             (17,781)
     Gain on sale of trading account securities                          (21,562)            (67,033)
     Unrealized gain on trading account securities                       (10,026)            (69,725)
     Proceeds from sales of trading account securities                    75,000             419,713
     Loss from limited partnership                                        65,750              64,100
     Increase (decrease) in deferred income on loans                      (9,482)              3,274
     Increase (decrease) in accrued interest receivable                   (8,168)             25,148
     Increase in purchased accounts receivable                          (663,549)           (331,733)
     Decrease in accrued interest payable                                (10,443)             (9,096)
     Change in current and deferred  federal income tax                  132,504              34,055
     Change in prepaid and accured items, net                           (290,455)           (105,050)
                                                                  --------------      --------------
Net cash provided by operating activities                                488,916             865,580
                                                                  --------------      --------------
Cash flows from investing activities:
     Proceeds fom maturity and early redemption of
       investment securities                                           2,750,000                  --
     Proceeds from sale of investment securities                              --             519,933
     Purchase of investment securities                                (5,409,332)             (5,962)
     Proceeds from repayments of mortgage-backed securities              929,099             595,670
     Purchase of mortgaged-back securities                              (498,157)           (499,941)
     Purchase of loans                                               (10,565,283)        (10,341,295)
     Disbursements for loans                                         (24,413,481)        (18,469,033)
     Loan repayments                                                  34,164,465          26,404,788
     Property and equipment expenditures                                (183,559)            (71,993)
                                                                  --------------      --------------
Net cash provided for investing activities                            (3,226,248)         (1,867,833)
                                                                  --------------      --------------
Cash flows from financing activities:
     Deposit account receipts                                        176,170,457         145,647,801
     Deposit account withdrawals                                    (175,042,360)       (139,353,420)
     Interest credited to deposit accounts                             2,224,947           3,146,912
     Proceeds from borrowed money                                             --          11,500,000
     Repayment of  borrowed money                                     (3,605,208)        (16,101,944)
     Repayment of note payable                                          (155,828)           (170,688)
     Increase in advance payments by borrowers
      for taxes and insurance                                            186,959             213,679
     Proceeds from issuance of trust preferred securities              5,000,000                  --
     Purchase of treasury stock                                         (674,113)           (700,606)
     Dividend paid on common stock                                      (144,942)           (146,097)
                                                                  --------------      --------------
Net cash provided by financing activities                              3,959,912           4,035,637
                                                                  --------------      --------------

Net change in cash and cash equivalents                                1,222,580           3,033,384

Cash and cash equivalents at beginning of period                       8,962,659           4,614,532
                                                                  --------------      --------------
Cash and cash equivalents at end of period                        $   10,185,239           7,647,916
                                                                  ==============      ==============

  Cash paid during the period for:
     Interest                                                     $    3,595,122           4,870,265
     Income taxes                                                        140,000             125,000

See notes to consolidated financial statements.

                               AMB FINANCIAL CORP.
                                AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  STATEMENT OF INFORMATION FURNISHED
    ----------------------------------
    The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and Article 10 of Regulation S-X, and in the opinion of management contains all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position as of September 30, 2002, the results of operations for the three and nine months ended September 30, 2002 and 2001 and cash flows for the nine months ended September 30, 2002 and 2001. These results have been determined on the basis of generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The attached consolidated statements are those of AMB Financial Corp. (the "Holding Company") and its consolidated subsidiaries American Savings, FSB (the "Bank"), the Bank's wholly owned subsidiary NIFCO, Inc., and the wholly owned subsidiary of NIFCO, Inc., Ridge Management, Inc. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of results that may be expected for the year ending December 31, 2002.

2.  MUTUAL TO STOCK CONVERSION
    --------------------------
    On March 29, 1996, the Holding Company issued 1,124,125 shares of $.01 par value common stock at $10.00 per share, for an aggregate purchase price of $11,241,250 in connection with the Bank's mutual to stock conversion (the "Conversion"). Net proceeds to the Company, after conversion expenses, totaled approximately $10,658,000.

3.  EARNINGS PER SHARE
    ------------------
    Earnings per share for the three and nine month periods ended September 30, 2002 and 2001 were determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding (see Exhibit 11 attached). Stock options are regarded as common stock equivalents and are considered in diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method. ESOP shares not committed to be released to participants are not considered outstanding for purposes of computing earnings per share amounts.

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

6.  IMPACT OF NEW ACCOUNTING STANDARDS
    ----------------------------------
    In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses the financial accounting and reporting for obligations related to the retirement of tangible long-lived assets and the related asset retirement costs. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

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

    In April 2002, the FASB issued SFAS No. 145, "Recession of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, SFAS NO. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". This Statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This Statement is effective for fiscal years beginning after May 15, 2002. Adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

    In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement is effective for exit or disposal activities are initiated after December 31, 2002. Adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

7.  RECLASSIFICATION OF CERTAIN LINE ITEMS ON CONSOLIDATED STATEMENT OF EARNINGS
    ----------------------------------------------------------------------------
    Certain line item amounts on the consolidated statement of earnings have been reclassified from the prior year periods to conform with current presentation. The reclassification is the result of determining that service fee income on the Company's purchased accounts receivable should be classified as other income and not as interest on loans receivable. All affected amounts and ratios, including loan yield, interest rate spreads and net interest margin discussed in Form 10-Q have been properly restated to reflect this reclassification. This change has no impact on current or previously issued consolidated statements of financial condition or results of operations, including net earnings and earnings per share.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
           ----------------------------------------------------------


    This report, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere, contains, and other periodic reports and press releases of the Company may contain, certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1973, as amended, and Section 21E of the Securities Exchanged Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company are generally identifiable by the words "believe, intend, anticipate, estimate, project, plan", or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted. Factors which could have a material adverse effect on the operations and future prospects of the Company and the subsidiaries include, but are not limited to changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the level of interest rates and the shape of the related yield curve, the quality or composition of the Company's loan or investment portfolios, demand for loan products, deposit flows, cost and availability of borrowings, competition, demand for financial services in the Company's market area, real estate values in the Company's primary market area, the possible short-term dilutive effect of potential acquisitions, and tax and financial accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

                               FINANCIAL CONDITION
                               -------------------

                SEPTEMBER 30, 2002 COMPARED TO DECEMBER 31, 2001

Total assets of the Company were $146.6 million at September 30, 2002 an increase of $5.0 million, or 3.5% from $141.6 million at December 31, 2001. The increase is primarily due to increases in cash and interest-bearing deposits, investment securities and loans receivable offset by a decline in mortgage-backed securities, funded primarily by the issuance of trust preferred capital securities.

Cash and short term investments increased by $1.2 million to $10.2 million at September 30, 2002 from a combined $9.0 million at December 31, 2001.

Investment securities available for sale increased by $2.7 million to $6.2 million at September 30, 2002. The increase is due to purchases of agency and corporate debt securities. The increased investment securities purchase activity in the current period is due, in part, to the Company's issuance of trust preferred securities during the first quarter of 2002. Gross unrealized gains in the available for sale portfolio were $137,000 at September 30, 2002 compared to gross unrealized gains of $91,000 at December 31, 2001.

Trading account securities declined by $43,000 to $540,000 at September 30, 2002. The decrease is attributable to stock sales in the amount of $53,000 offset by a decline in unrealized losses in the portfolio of $10,000.

Mortgage-backed securities available for sale decreased by $382,000 to $2.6 million at September 30, 2002. The decrease is due to prepayments and amortization of $906,000 offset by purchases of $498,000 and an increase in unrealized gains of $26,000. Gross unrealized gains in the available for sale portfolio were $150,000 at September 30, 2002 compared to gross unrealized gains of $124,000 at December 31, 2001.

The balance of loans receivable at September 30, 2002 amounted to $115.0 million, compared to $114.5 million at December 31, 2001, an increase of $500,000. The Bank originated both residential and non-residential loans of $24.4 million and purchased loans totaling $10.5 million during the nine month period ended September 30, 2002, compared to $18.5 million of originations and $10.3 million of purchases during the prior year period. The higher loan origination volume was primarily due to continued mortgage refinance activity as interest rates have decreased compared to the prior year period. Offsetting originations and purchases were amortization and prepayments totaling $34.2 million and $26.4 million for the nine month periods ended September 30, 2002 and 2001.

The allowance for loan losses totaled $722,000, a decrease of $44,000 from the balance at December 31, 2001, due to net charge-offs for the period. The Bank's allowance for loan losses to net loans receivable was .57% at September 30, 2002, compared to .61% at December 31, 2001. Non-performing loans decreased to $992,000 or .68% of total assets at September 30, 2002, compared to $1.4 million, or 1.02% of total assets at December 31, 2001. The ratio of allowance for loan losses to non-performing loans was 70.7% at September 30, 2002 compared to 58.7% at December 31, 2001.

Deposits increased $3.4 million, to $105.6 million at September 30, 2002. The increase is due to a $5.0 million increase in non-certificate accounts offset by a $1.6 million decrease in certificates of deposit. At September 30, 2002, the Bank's passbook, checking and money market accounts comprised $35.0 million, or 33% of deposits, compared to $30.0 million, or 29% of deposits at December 31, 2001. After consideration of interest of $2.2 million credited to accounts during the nine months ended September 30, 2002, actual cash inflows were $1.2 million.

Borrowed money, which consists of FHLB of Indianapolis advances, decreased during the period by $3.6 million to $20.4 million at September 30, 2002. Currently, there is $5.0 million of FHLB advances maturing over the next twelve month period at a weighted average rate of 5.34%.

In March 2002, the Company completed an issuance of $5.0 million of trust preferred securities. The securities were issued by a special purpose business trust owned by the Company and sold to a pooled investment vehicle. The securities have a maturity of 30 years and the holders are entitled to receive cumulative cash distributions at a variable annual rate, reset quarterly, equal to three month LIBOR plus 3.60%. In general, the securities will not be redeemable for five years except in the event of certain special redemption events.

Total stockholders' equity increased by $35,000 to $11.8 million at September 30, 2002 from the balance at December 31, 2001. This increase was due to net income of $766,000, an increase in net unrealized gain on securities available for sale in the amount of $44,000 and normal amortization of ESOP benefits of $44,000 offset by the payment of dividends on common stock of $145,000 and repurchase of common stock in the amount of $674,000. The Company is no longer subject to regulatory limitations on stock repurchases and intends to continue modest repurchases of stock, subject to market conditions.

COMPARISON OF OPERATING RESULTS FOR THE QUARTERS ENDED SEPTEMBER 30, 2002 AND
2001


NET INCOME

The Company's net income for the three months ended September 30, 2002 was $276,000, an increase of $112,000 compared to the three months ended September 30, 2001. This increase was due to an increase in net interest income of $372,000 offset by an increase in the provision for loan losses of $5,000, a decrease in non-interest income of $24,000, an increase in non-interest expense of $153,000 and an increase in income taxes of $78,000.

INTEREST INCOME

Total interest income decreased $69,000 or 3.0%, for the three months ended September 30, 2002 compared to the prior year as a result of a 66 basis point decline in the average yield, offset by an $8.4 million increase in the average volume of interest earning assets. For the three months ended September 30, 2002 and 2001, the Company's average yield on interest earning assets was 6.67% and 7.32%, respectively, while the Company's average interest earning assets were $135.2 million and $126.8 million. The decrease in yield is primarily attributable to loans receivable resulting from both current originations at lower interest rates and prepayments of high interest rate loans due to declining interest rates. The higher volume is primarily due to interest-bearing deposits that remained higher than normal due to the trust preferred securities issuance that occurred at the end of the first quarter as well as strong deposit flows during the second half of 2001. Interest income from loans decreased $76,000 as a result of a 32 basis point decline to 7.17% in the average yield on loans receivable.

INTEREST EXPENSE.

Total interest expense decreased $403,000, or 26.1% to $1.1 million for the third quarter of 2002, due to a 155 basis point decrease in the average cost of interest-bearing liabilities compared to the prior year quarter, offset by an $8.8 million increase in average interest-bearing liabilities. For the three months ended September 30, 2002 and 2001, the Company's average cost on interest-bearing liabilities was 3.44% and 4.99%, respectively, while average interest-bearing liabilities were $132.4 million and $123.6 million.

Interest on deposits decreased by $396,000 to $773,000, as a result of a 187 basis point decrease in average cost offset in part by an increase of $8.0 million in the average balance of deposits. The decrease in the average cost of deposits is primarily due to the downward repricing of maturing certificates of deposit during the last twelve months, as well as reductions in interest rates paid on the Bank's non-certificate deposit products. The Bank expects the average cost of deposits to trend slightly lower throughout the remainder of 2002.

Interest on borrowings, including the recently issued trust preferred securities, decreased $6,000 to $367,000, as a result of a 25 basis point decrease in average cost offset by a $788,000 increase in the average balance. The decrease in the average rates has been due to maturing higher rate FHLB of Indianapolis advances that have been refinanced with lower coupons or paid off. While the average balance of the recently issued trust preferred securities is at $5.0 million, the average balance of FHLB of Indianapolis advances declined by $4.2 million. Slower growth in loans receivable balances due to higher prepayments, as well as increased deposit balances has enabled the Bank to repay maturing FHLB advances as they matured.

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

A provision for loan losses of $56,000 was recorded during the three months ended September 30, 2002 as compared to $51,000 for the 2001 three month period. There were no changes in estimation method or assumptions that impacted the provision for loan loss during the quarter. Net charge-offs during the 2002 quarter were $10,000 compared to $2,000 in net loan recoveries for the three months ended September 30, 2001. Management believes that the total general loan loss allowance of $652,000 on total net loans of $115.0 million at September 30, 2002, is adequate given the area economic conditions, the level of impaired and non-performing loans, and the composition of the loan portfolio. At September 30, 2002, the Company was aware of no regulatory directives or suggestions that the Company make additional provisions for losses on loans.

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

NON-INTEREST INCOME

Non-interest income increased to $296,000 in the current quarter, compared to $282,000 reported in last year's third quarter. The increase in non-interest income is primarily due to a $38,000 increase in service fee income related to the Company's program to purchase and manage the accounts receivable of credit-worthy merchants, increases of $13,000 in deposit related fees, $9,000 in loan related fees and service charges, $6,000 in commission income on the sale of annuity products and $12,000 in other miscellaneous income. Offsetting these increases in non-interest income was a $60,000 decline in rental income at the Dyer branch office location which was previously leased to a third party. The Company has begun to remodel this space to use, in part, to expand office operations, and to lease the remaining space to an unrelated tenant. In addition, the Company also incurred a loss of $18,000 in the current quarter compared to a loss of $9,000 in the prior year's quarter, related to an investment in a low-income housing joint venture. As a result of this investment, the Company recorded an offsetting of $35,000 in federal income tax credits during both periods which resulted in the reduction of the Company's effective income tax rate.

NON-INTEREST EXPENSE.

The Company's non-interest expense increased $153,000 to $968,000 for the three months ended September 30, 2002 compared to $815,000 for the three months ended September 30, 2001. Compensation and benefits expense increased by $71,000 in the current quarter due to both normal compensation increases and higher pension benefit costs, while data processing costs increased by $18,000 due in part to mortgage document imaging as well as increased transaction activity. Advertising costs also increased by $21,000 as a result of increased product and promotional efforts. In addition, other operating expenses increased by $62,000 from the prior year's quarter as a result of comparable increases in insurance, office supplies, professional fees and seminars and meeting expenses. These increases were offset by a decline of $19,000 in occupancy and equipment costs, primarily reduced depreciation and maintenance charges.

INCOME TAXES.

For the three months ended September 30, 2002, income tax expense totaled $109,000, or an effective tax rate of 28.3 %, compared to $31,000, or an effective tax rate of 15.9%, for the three months ended September 30, 2001. Both periods were positively impacted by the recognition of approximately $35,000 in low-income housing tax credits provided through an investment in a limited partnership organized to build, own and operate a 56 unit low-income housing apartment complex.


COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

NET INCOME

The Company's net income for the nine months ended September 30, 2002 was $766,000, an increase of $184,000 compared to the nine months ended September 30, 2001. This increase was due to an increase in net interest income of $891,000, offset by an increase in the provision for loan losses of $218,000, a decrease in non-interest income of $181,000, an increase in non-interest expense of $190,000 and an increase in income taxes of $118,000.

INTEREST INCOME

Total interest income decreased $459,000 or 6.4%, for the nine month period ended September 30, 2002 compared to the nine months ended September 30, 2001. Of this decrease, $423,000 is attributable to interest earned on loans receivable. The Bank's average yield on loans receivable declined by 52 basis points over the prior year period while the average balance of loans receivable increased a mere $500,000. The decline in the average rate, as well as the minimal increase in average balance, were due to the impact of declining interest rates and the downward repricing of the Company's loan portfolio since last year, as lower interest rates increased loan prepayments, and driven down new origination rates. Interest income on mortgage-backed securities decreased by $33,000 due to a decline of $600,000 in the average balance primarily due to normal prepayments offset by a 18 basis point increase in average yield. The $28,000 increase in interest income on investment securities is due to a $1.3 million increase in the average balance to $6.0 million, primarily from purchases occurring during 2002, offset by a 26 basis point decline in average yield. The $13,000 decrease in interest income on interest-bearing deposits for the nine months ended September 30, 2002 was due to a decline in the average yield of 273 basis points as short term interest rates declined significantly between the periods, offset by a $5.1 million increase in the average balance. This increase in balances is due to the Company's issuance of $5.0 million in trust preferred securities as well as increased deposit flows during the period and higher than normal loan prepayments.

INTEREST EXPENSE.

Total interest expense on interest-bearing liabilities decreased $1.3 million, or 26.3% for the nine months ended September 30, 2002 compared to the prior year period. For the nine months ended September 30, 2002 and 2001, the Company's average interest bearing liabilities were $130.9 million and $124.5 million, respectively, while the average cost on interest bearing liabilities was 3.65% and 5.20%. Interest expense on deposits decreased $1.1 million, primarily due to a 181 basis point decrease in the average cost of deposits offset by an $8.1 million increase in the balance of average deposits. The decrease in deposit costs were primarily due to the downward repricing of certificates of deposit and an increase in lower cost non-certificate deposits. Interest on borrowings, including the recently issued trust preferred securities, decreased $161,000, reflecting a $1.7 million decrease in the average balance of borrowed funds, primarily advances from the FHLB of Indianapolis, and a 44 basis point decline in average cost.

PROVISION FOR LOAN LOSSES.

The Bank made a $331,000 loan loss provision for the nine months ended September 30, 2002 compared to $113,000 for the nine months ended September 30, 2001. The increased provision relates to the Bank's charge-off during the 2002 second quarter of $370,000 of medical lease loans.

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


NON-INTEREST INCOME

The Company's non-interest income decreased $107,000 to $883,000 for the nine months ended September 30, 2002 compared to $990,000 for the nine months ended September 30, 2001, primarily reflecting decreased gains on trading account securities. Both realized and unrealized gains on trading account securities was $32,000 for the nine months ended September 30, 2002, compared to $137,000 for the nine months ended September 30, 2001, a decrease of $105,000. Trading account securities sales were $75,000 during the current period, resulting in realized gains of $22,000, compared to $420,000 in sales during the prior nine month period, resulting in realized gains of $67,000. In addition, unrealized gains on market adjustments of these securities was $10,000 for the nine months ended September 30, 2002 compared to $70,000 in the prior year period.

During the current nine month period, the Company incurred a loss on the sale of real estate owned properties in the amount of $28,000, which did not occur in the prior year period. The Company also recorded reduced commission income on the sale of financial products of $27,000 and reduced rental income of $71,000 due to the relocation of a major tenant at the Dyer branch office. The Company is currently remodeling the vacated rental area in anticipation of utilizing a portion of this space and renting out the remainder. These declines were offset by increased deposit related fee income of $31,000 due to increased minimum balance and ATM fee charges and increased service fee income of $73,000 resulting from the Company's expansion in the purchase and management of accounts receivable of credit-worthy merchants. At September 30, 2002, the balance of purchased accounts receivable stood at $2.0 million compared to $900,000 at September 30, 2001 and $1.3 million at December 31, 2001. In addition, the Company also recorded a loss of $66,000 during the nine month period ended September 30, 2002 as compared to a loss of $64,000 reported in the year ago period, related to an investment in a low-income housing joint venture. As a result of this investment, the Company recorded an offsetting $105,000 in federal income tax credits during both periods which resulted in the reduction of the Company's effective income tax rates.

NON-INTEREST EXPENSE.

The Company's non-interest expense increased $190,000 to $2.7 million for the nine months ended September 30, 2002 compared to the same period a year ago. The increase resulted primarily from increased staffing costs of $127,000, due to normal salary and benefit increases, primarily pension benefit costs. Advertising costs increased by $30,000 due to increased spending related to mortgage and deposit product promotion while data processing costs increased by $28,000 due to increased transaction activity. In addition, other operating expenses increased by $39,000, due primarily to increased professional fees and higher insurance costs. These increases were offset by a reduction in occupancy and equipment expenses of $35,000, primarily in depreciation and maintenance charges.

INCOME TAXES.

The Company recorded a provision for income taxes of $273,000 for the nine months ended September 30, 2002, or an effective income tax rate of 26.3%, compared to $155,000 for the nine months ended September 30, 2001, or an effective income tax rate of 21.0%. Both periods were positively impacted by the recognition of low-income housing tax credits of $105,000 provided through an investment in a limited partnership organized to build, own and operate a 56 until low-income housing apartment complex.

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

                               CAPITAL REQUIREMENT

At September 30, 2002, the Bank was in compliance with all of its capital requirements as follows:

                                         SEPTEMBER 30, 2002                DECEMBER 31, 2001
                                     ------------------------           ------------------------
                                                      PERCENT                            PERCENT
                                        AMOUNT       OF ASSETS             AMOUNT       OF ASSETS
                                     ------------     -------           ------------     -------
Stockholder's equity of the Bank     $ 10,884,084       7.64%           $  9,929,945        7.10%
                                     ------------     -------           ------------     -------

Tangible capital                     $ 10,722,876      7.53%            $  9,801,506        7.01%
Tangible capital requirement            2,136,000      1.50                2,097,000        1.50
                                     ------------     -------           ------------     -------
Excess                               $  8,586,876      6.03%            $  7,704,506        5.51%
                                     ============     =======           ============     =======

Core capital                         $ 10,722,876      7.53%            $  9,802,506        7.01%
Core capital requirement                4,272,000      3.00                4,193,000        3.00
                                     ------------     -------           ------------     -------
Excess                               $  6,450,876      4.53%            $  5,609,506        4.01%
                                     ============     =======           ============     =======

Core and supplementary capital       $ 11,360,149     13.47%            $ 10,482,971       12.60%
Risk-based capital requirement          6,745,000      8.00                6,654,000        8.00
                                     ------------     -------           ------------     -------
Excess                               $  4,615,149      5.47%            $  3,828,971        4.60%
                                     ============     =======           ============     =======

Total Bank assets                    $142,550,000                       $139,903,000
Adjusted total Bank assets           $142,389,000                       $139,774,000
Total risk-weighted assets           $ 84,310,000                       $ 83,176,000

A reconciliation of consolidated stockholders' equity of the Bank for financial reporting purposes to capital available to the Bank to meet regulatory capital requirements is as follows:

                                  September 30, 2002                 December 31, 2001
                                     ------------                       ------------
Stockholder's equity of the Bank     $ 10,884,084                          9,929,945
Regulatory capital adjustment
  for available for sale securities      (161,208)                          (128,439)
                                     ------------                       ------------

     Tangible and core capital         10,722,876                          9,801,506
General loan loss reserves                652,273                            696,465
Direct equity investments                 (15,000)                           (15,000)
                                     ------------                       ------------

    Core and supplementary capital   $ 11,360,149                         10,482,971
                                     ============                       ============

                              NON-PERFORMING ASSETS
                              ---------------------

     The following table sets forth the amounts and categories of non-performing assets in the Company's portfolio. Loans are reviewed monthly and any loan whose collectivity is doubtful is placed on non-accrual status. Loans are placed on non-accrual status when principal and interest is 90 days or more past due, unless, in the judgment of management, the loan is well collateralized and in the process of collection. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectivity of the loan. Restructured loans include troubled debt restructuring (which involved forgiving a portion of interest principal on any loans or making loans at a rate materially less than the market). As of both of the dates below, the Company had no accruing loans which were 90 days or more delinquent.



                                        September 30,          December 31,
                                            2002                   2001
                                    --------------------   --------------------
                                   (Dollars in thousands) (Dollars in thousands)

Non- accruing loans:
     One to four family                      477                     714
     Multi- family                           ---                     ---
     Non- residential                        470                     463
     Commercial Business                     ---                      66
     Construction                            ---                     ---
     Consumer                                 45                      13
                                        ---------               ---------
Total                                        992                    1256
                                        ---------               ---------

Foreclosed assets:
     One to four family                      ---                     191
     Multi-family                            ---                     ---
     Non-residential                         ---                     ---
     Construction                            ---                     ---
     Consumer                                ---                     ---
                                        ---------               ---------
Total                                          0                     191
                                        ---------               ---------

Total non- performing assets                 992                    1447
                                        =========               =========
Total as a percentage of total assets       .68%                   1.02%

For the nine months period ended September 30, 2002, gross interest which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $48,000.

In addition to the non-performing assets set forth in the table above, as of September 30, 2002, there were no other loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

Management has considered the Company's non-performing and "of concern" assets in establishing its allowance for loan losses.


                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

The Company's principal sources of funds are cash dividends paid by the Bank and liquidity generated by investments or borrowings. The Company's principal uses of funds are cash dividends to shareholders as well as investment purchases and stock repurchases with excess cash flow. During the nine months ended September 30, 2002, the Company repurchased 57,400 shares of its common stock at an average price of $11.74 per share, for a total of $674,000.

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

During the nine months ended September 30, 2002, the Bank originated and purchased loans totaling $34.9 million compared with $28.7 million during the same period a year ago. At September 30, 2002, the Bank had outstanding commitments to originate loans of $3.5 million and unused lines of credit totaling $4.3 million. At September 30, 2002, the Company believes it has sufficient cash to fund its outstanding commitments or will be able to obtain the necessary funds from outside sources to meet its cash requirements.

                        DISCLOSURE AND INTERNAL CONTROLS
                        --------------------------------

The Company has adopted interim disclosure controls and procedures designed to facilitate the Company's financial reporting. The interim disclosure controls currently consist of communications between the Chief Executive Officer and each department head to identify any new transactions, events, trends or contingencies which may be material to the Company's operations. The Company has evaluated the effectiveness of these interim disclosure controls within the 90 days of the filing of this report.

The Company maintains internal controls and has evaluated such controls within 90 days of the filing of this report. There have not been any significant changes in such internal controls subsequent to the date of their evaluation.

RECENT DEVELOPMENTS
-------------------

     On October 23, 2002 the Company declared a cash dividend of $.06 per share, payable on November 22, 2002 to shareholders of record on November 8, 2002.


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

Item 5. OTHER INFORMATION
        -----------------
              Not applicable

Item 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------
              (a)  Computation of earnings per share (Exhibit 11 filed herewith)


              (b) The Company filed a Form 8-K dated July 24, 2002 attaching its press release announcing the results of operations for the quarter ended June 30, 2002.

              (c) The Company filed a Form 8-K dated August 13, 2002 attaching its press release announcing the completion of stock repurchase program and intention to initiate stock repurchase program

                                   SIGNATURES

     Pursuant to the requirements of Section 13 and 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               AMB FINANCIAL CORP.
                               -------------------
                                   Registrant


Date: October 24, 2002

By:                        Clement B. Knapp, Jr.
                           ---------------------------------------------
                           President and Chief Executive Officer
                           (DULY AUTHORIZED REPRESENTATIVE)



By:                        Daniel T. Poludniak
                           ---------------------------------------------
                           Vice President and Chief Financial Officer
                           (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

                CERTIFICATION FOR QUARTERLY REPORTS ON FORM 10-Q
                ------------------------------------------------

I, Clement B. Knapp Jr., certify that:

1.   I have reviewed this quarterly report on Form 10-Q of AMB FINANCIAL CORP.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 24, 2002
                                          -------------------------------------
                                          Clement B. Knapp, Jr.
                                          President and Chief Executive Officer

                CERTIFICATION FOR QUARTERLY REPORTS ON FORM 10-Q
                ------------------------------------------------

I, Daniel T. Poludniak, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of AMB FINANCIAL CORP.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 24, 2002
                                          -----------------------------------
                                          Daniel T. Poludniak
                                          Vice President and Chief Financial
                                          Officer

                                INDEX TO EXHIBITS
                                -----------------

EXHIBIT NO.                                                          PAGE NO.
-----------                                                          --------

11     Statement re: Computation of Earnings Per Share                  29

99.1   Section 906 Certification for CEO                                30

99.1   Section 906 Certification for CFO                                30