Form 10KSB
period 2002-12-31
AMB FINANCIAL CORP
filed 2003-03-31
CIK 915393

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2002
                                                                 OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________ to _______________


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

Registrant's telephone number, including area code: (219) 836-5870
                                                     -------------

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      None
                                      ----

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The Registrant had $10.2 million in gross income for the year ended December 31, 2002.

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and asked price of such stock as of December 31, 2002 was $5.2 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

     As of March 11, 2003, there were issued and outstanding 770,663 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

  Parts II and IV of Form 10-KSB - Annual Report to Stockholders for the fiscal year ended December 31, 2002. Part III of Form 10-KSB - Proxy
             Statement for the 2003 Annual Meeting of Stockholders.

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

     These forward-looking statements include statements about our beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties, and are subject to change based on various factors, some of which are beyond our control. The words "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause our financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in the forward-looking statements:

     o the strength of the United States economy in general and the strength of the local economy and real estate market in which we conduct operations;
     o the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;
     o    inflation, interest rate, market and monetary fluctuations;
     o the timely development of and acceptance of our new products and services and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services;
     o the willingness of users to substitute our products and services for products and services of our competitors;
     o our success in gaining regulatory approval of our products and services, when required;
     o the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance);
     o    the impact of technological changes;
     o    acquisitions or other investments in expansion;
     o    changes in consumer spending and saving habits; and
     o    our success at managing the risks involved in the foregoing.

     The list of important factors stated above is not exclusive. We do not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of AMB Financial or American Savings.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS
-------------------------------

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

     We serve the financial needs of families and local businesses in our primary market area, northwest Lake County, Indiana, through our main office located in Munster, Indiana and two branch offices located in the communities of Dyer and Hammond, Indiana. Our deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (the "FDIC"). At December 31, 2002, we had total assets of $149.7 million, deposits of $109.3 million and stockholders' equity of $11.8 million or 7.91% of total assets.

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

                                                                             December 31,
                                 --------------------------------------------------------------------------------------------------
                                        2002                2001                2000                1999                1998
                                 --------------------------------------------------------------------------------------------------
                                  Amount    Percent   Amount    Percent   Amount    Percent   Amount    Percent   Amount    Percent
                                 --------------------------------------------------------------------------------------------------
                                                                       (Dollars in Thousands)
Real Estate Loans:
-----------------
 One- to four-family.............$ 81,927     69.72% $ 82,584     71.87% $ 84,349     74.09% $ 82,210     76.11% $ 63,369     69.69%
 Multi-family....................   3,992      3.40     3,433      2.99     2,189      1.92     2,144      1.98     2,446      2.69
 Non-residential.................  10,727      9.13    10,095      8.78    10,156      8.92     8,775      8.12    10,370     11.40
 Construction....................   5,454      4.64     3,090      2.69     4,854      4.26     4,279      3.96     2,522      2.77
 Land............................   1,658      1.41     1,352      1.18     1,041      0.92       632      0.59     1,227      1.35
                                 --------  --------  --------  --------  --------  --------  --------  --------  --------  --------
     Total real estate loans..... 103,758     88.30   100,554     87.51   102,589     90.11    98,040     90.76    79,934     87.90
                                 --------  --------  --------  --------  --------  --------  --------  --------  --------  --------

Other Loans:
-----------
 Consumer Loans:
  Deposit account................     137      0.11       123      0.11       213      0.19       147      0.13       172      0.19
  Credit Card....................     443      0.38       448      0.39       437      0.38       439      0.41       414      0.46
  Home improvement...............     --        --        --        --        --        --        --        --         10      0.01
  Line of credit.................   4,499      3.83     3,711      3.23     4,130      3.63     3,336      3.09     3,552      3.91
  Other .........................   1,163      0.99     1,122      0.97     1,101      0.97     1,059      0.98     1,244      1.37
                                 --------  --------  --------  --------  --------  --------  --------  --------  --------  --------
     Total consumer loans........   6,242      5.31     5,404      4.70     5,881      5.17     4,981      4.61     5,392      5.93
                                 --------  --------  --------  --------  --------  --------  --------  --------  --------  --------
 Commercial business loans.......   7,508      6.39     8,951      7.79     5,377      4.72     4,999      4.63     5,607      6.17
                                 --------  --------  --------  --------  --------  --------  --------  --------  --------  --------
     Total loans receivable...... 117,508    100.00%  114,909    100.00%  113,847   100.00%   108,020    100.00%   90,933    100.00%
                                 --------  ========  --------  ========  --------  ========  --------  ========  --------  ========

Less:
----
 Loans in process................   2,505               1,698                 677               1,523                 569
 Net deferred yield adjustments..    (153)                (68)                (13)                 (4)                 95
 Allowance for losses............     838                 766                 701                 591                 507
                                 --------            --------            --------            --------            --------
 Total loans receivable, net.....$114,318            $112,513            $112,482            $105,910            $ 89,762
                                 ========            ========            ========            ========            ========

     The following table shows the composition of our loan portfolios by fixed- and adjustable-rate at the dates indicated.

                                                                            December 31,
                                 --------------------------------------------------------------------------------------------------
                                        2002                2001                2000                1999                1998
                                 --------------------------------------------------------------------------------------------------
                                  Amount    Percent   Amount    Percent   Amount    Percent   Amount    Percent   Amount    Percent
                                 --------------------------------------------------------------------------------------------------
                                                                       (Dollars in Thousands)
Fixed-Rate Loans:
 Real estate:
  One- to four-family............$ 63,647     54.17% $ 60,844     52.95% $ 52,798     46.38% $ 50,067     46.35% $ 39,243     43.16%
  Multi-family...................   2,718      2.31     1,877      1.63       579      0.51       618      0.57       688      0.76
  Non-residential................   8,121      6.91     8,215      7.15     7,552      6.63     5,160      4.78     2,685      2.95
  Construction...................   1,247      1.06     1,048      0.91     4,693      4.12     3,799      3.52     1,242      1.37
  Land...........................     285      0.25       416      0.36       339      0.30       286      0.27       338      0.37
                                 --------  --------  --------  --------  --------  --------  --------  --------  --------  --------
     Total real estate loans.....  76,018     64.70    72,400     63.00    65,961     57.94    59,930     55.49    44,196     48.60
                                 --------  --------  --------  --------  --------  --------  --------  --------  --------  --------
 Consumer........................   1,721      1.46     1,693      1.47     1,751      1.54     1,645      1.52     1,840      2.02
 Commercial business.............   4,551      3.87     5,784      5.03     4,046      3.55     3,227      2.99     5,026      5.53
                                 --------  --------  --------  --------  --------  --------  --------  --------  --------  --------
     Total fixed-rate loans......  82,290     70.03    79,877     69.50    71,758     63.03    64,802     60.00    51,062     56.15
                                 --------  --------  --------  --------  --------  --------  --------  --------  --------  --------

Adjustable-Rate Loans:
 Real estate:
  One- to four-family............  18,280     15.55    21,740     18.92    31,551     27.71    32,143     29.76    24,126     26.53
  Multi-family...................   1,274      1.09     1,556      1.36     1,610      1.41     1,526      1.41     1,758      1.93
  Non-residential................   2,606      2.22     1,880      1.63     2,604      2.29     3,615      3.34     7,685      8.45
  Construction...................   4,207      3.58     2,042      1.78       161      0.14       480      0.44     1,280      1.41
  Land ..........................   1,373      1.16       936      0.82       702      0.62       346      0.32       889      0.98
                                 --------  --------  --------  --------  --------  --------  --------  --------  --------  --------
     Total real estate loans.....  27,740     23.60    28,154     24.51    36,628     32.17    38,110     35.27    35,738     39.30
                                 --------  --------  --------  --------  --------  --------  --------  --------  --------  --------
 Consumer........................   4,521      3.85     3,711      3.23     4,130      3.63     3,336      3.09     3,552      3.91
 Commercial business.............   2,957      2.52     3,167      2.76     1,331      1.17     1,772      1.64       581      0.64
                                 --------  --------  --------  --------  --------  --------  --------  --------  --------  --------
     Total adjustable-rate loans.  35,218     29.97    35,032     30.50    42,089     36.97    43,218     40.00    39,871     43.85
                                 --------  --------  --------  --------  --------  --------  --------  --------  --------  --------

     Total loans receivable...... 117,508    100.00%  114,909    100.00%  113,847    100.00%  108,020    100.00%   90,933    100.00%
                                 --------  ========  --------  ========  --------  ========  --------  ========  --------  ========

Less:
 Loans in process................   2,505               1,698                 677               1,523                         569
 Net deferred yield adjustment...    (153)                (68)                (13)                 (4)                         95
 Allowance for loan losses.......     838                 766                 701                 591                         507
                                 --------            --------            --------            --------                    --------
    Total loans receivable, net..$114,318            $112,513            $112,482            $105,910                     $89,762
                                 ========            ========            ========            ========                     =======

     The following table illustrates the interest rate sensitivity of the loan portfolio at December 31, 2002. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract requires the final payment to be made. This is shown without regard to interest rate adjustments. The table does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                                        Real Estate
                                 ----------------------------------------------------------
                                                       Multi-family and
                                 One- to Four-Family   Non-residential      Construction            Land              Consumer
                                 --------------------------------------------------------------------------------------------------
                                           Weighted            Weighted            Weighted            Weighted            Weighted
                                            Average             Average             Average             Average             Average
                                  Amount     Rate     Amount     Rate     Amount     Rate     Amount     Rate     Amount     Rate
                                 --------------------------------------------------------------------------------------------------
                                                                       (Dollars in Thousands)
Due During the Period
Ending December 31,
---------------------------
2003.............................$    590      7.01% $  1,160      6.43% $  1,043      8.51% $  1,450      5.76% $  5,134      6.06%
2004 to 2005.....................   4,870      7.37     4,209      8.05     3,724      4.38       --        --        309      8.18
2006 and  2007...................   4,316      7.39     2,794      7.46       --        --        208      8.50       418      7.29
2008 to 2012.....................  12,399      6.54     4,319      7.23       --        --        --        --        349      6.88
2013 to 2022.....................  31,545      6.86       819      8.58       687      6.75       --        --         32      9.00
2023 and following...............  28,207      7.02     1,418      7.94       --        --        --        --        --        --
                                 --------            --------            --------            --------            --------
   Total.........................$ 81,927      6.9%  $ 14,719      7.59% $  5,454      5.47% $  1,658      6.10% $  6,242      6.31%
                                 ========            ========            --------            ========            --------

                                     Commercial
                                      Business              Total
                                 --------------------------------------
                                           Weighted            Weighted
                                            Average             Average
                                  Amount     Rate     Amount     Rate
                                 --------------------------------------
                                         (Dollars in Thousands)
Due During the Period
Ending December 31,
---------------------------
2003.............................$  2,997      6.32% $ 12,374      6.37%
2004 to 2005.....................   1,235      7.31    14,347      6.81
2006 and  2007...................   1,656      6.81     9,392      7.33
2008 to 2012.....................   1,500      7.02    18,567      6.75
2013 to 2022.....................     120      8.62    33,203      6.91
2023 and following...............     --        --     29,625      7.06
                                 --------            --------
   Total.........................$  7,508      6.67% $117,508      6.90%
                                 ========            ========

     The total amount of loans due after December 31, 2003 which have predetermined interest rates is $78.8 million. The total amount of loans due after such dates which have floating or adjustable interest rates is $26.3 million.

     Under federal law, the aggregate amount of loans that we are permitted to make to any one borrower is generally limited to 15% of unimpaired capital and surplus (25% if the security for such loan has a "readily marketable" value or 30% for certain residential development loans). At December 31, 2002, our regulatory loan-to-one borrower limit was approximately $1.7 million. On the same date, we had no borrowers with outstanding balances in excess of this amount. As of December 31, 2002, the largest dollar amount of indebtedness to one borrower or group of related borrowers was a $1.0 million motel loan located in Lansing, Illinois. On the same date, this loan was performing in accordance with its terms.

     All of our lending is subject to our written underwriting standards and to loan origination procedures. Decisions on loan applications are made on the basis of detailed applications and property valuations by qualified independent appraisers.

     Loans generated by the Bank are approved by Bank officers dependent on their individual level of approval authority and based on the type of collateral securing the loan under consideration. Officers may join together to approve individual loans in excess of their individual authority. Loans greater than $1 million must be approved by the Board of Directors after review and preliminary approval by officers. The loan applications are designed primarily to determine the borrower's ability to repay and the more significant items on the application are verified through use of credit reports, financial statements, tax returns and/or confirmations.

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

     ONE- TO FOUR-FAMILY RESIDENTIAL REAL ESTATE LENDING. The cornerstone of our lending program is the origination of long-term permanent loans secured by mortgages on owner-occupied one- to four- family residences. At December 31, 2002, $81.9 million, or 69.72% of our loan portfolio consisted of permanent loans on one- to four-family residences. At that date, the average outstanding residential loan balance was $87,000 and the largest outstanding residential loan had a principal balance of $1.0 million. Virtually all of the residential loans we originate are secured by properties located in our market area. However, we have purchased a number of one-to-four family residential loans secured by properties located out of our market area. See "- Originations, Sales and Purchases of Loans."

     We originate 15-30-year fixed rate loans secured by one- to four-family residential real estate as a result of continued consumer demand. We monitor the volume and rate of our fixed rate loans to ensure compliance with our asset/liability management policy. At December 31, 2002, we had $21.3 million of fixed-rate residential loans with less than 10 years to contractual maturity, $26.7 million of fixed-rate residential loans with remaining contractual maturities between 10 and 20 years and $15.6 million of fixed-rate residential loans with remaining contractual maturities in excess of 21 years in its portfolio. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management" in our Annual Report to Stockholders for the year ended December 31, 2002 attached hereto as Exhibit 13 (the "Annual Report").

     In addition, we originate and acquire adjustable rate mortgage and balloon loans to reduce our exposure to changes in interest rates. We retain and service all adjustable rate mortgages and balloon loans we originate. We make such loans at rates, terms and points determined in accordance with market and competitive factors. Our current one- to four-family residential adjustable rate mortgages are fully amortizing loans with contractual maturities of up to 30 years. The interest rates on the adjustable rate mortgages we originate are generally subject to adjustment at three-year intervals based on a margin over the Three Year Treasury Securities Constant Maturity Index. Decreases or increases in the interest rate of our adjustable rate mortgages are generally limited to 5% above or below the initial interest rate over the life of the loan. Our adjustable rate mortgages are not convertible into fixed-rate loans, do not contain prepayment penalties and do not produce negative amortization. Adjustable rate mortgage loans may be assumed provided home buyers meet our underwriting standards and the applicable fees are paid. At December 31, 2002, the total balance of one- to four-family adjustable rate mortgages was $18.3 million. During 2002, we purchased $2.7 million of adjustable rate one- to four-family first mortgage loans.

     Our balloon loans generally carry seven year terms and 30 year amortization schedules. On December 31, 2002, we had $17.1 million of one -to-four family balloon loans.

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

     As of December 31, 2002, we had ten one- to four-family residential mortgage loans having an aggregate balance of $5.1 million with current balances in excess of $300,700, the 2002 Freddie Mac maximum. Our delinquency experience on our loans in excess of this maximum has been similar to our experience on other residential loans.

     Our residential mortgage loans customarily include due-on-sale clauses giving us the right to declare the loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the property subject to the mortgage and the loan is not repaid.

     MULTI-FAMILY AND NON-RESIDENTIAL REAL ESTATE LENDING. We both originate and, to a lesser extent purchase, permanent multi-family and non-residential real estate loans in our primary market area. We have increased these portfolios in recent years in accordance with our asset/liability management policy. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management" in the Annual Report. At December 31, 2002, we had $14.7 million in multi-family and non-residential real estate loans, representing 12.53% of the gross loan portfolio.

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

     The table below sets forth by type of security property the estimated number, loan amount and outstanding balance of our multi-family and non-residential real estate loans at December 31, 2002.


                                                                    OUTSTANDING
                                 NUMBER OF         ORIGINAL          PRINCIPAL
                                   LOANS         LOAN AMOUNT          BALANCE
                                 ----------------------------------------------
                                            (Dollars in Thousands)

MULTI-FAMILY.....................   14             $ 3,089            $ 3,992
OFFICE...........................    5               1,565              1,529
RETAIL...........................    6               2,810              2,625
COMMERCIAL BUILDING..............   11               1,747              1,453
RESTAURANTS......................    6               1,880              1,353
HOTEL............................    6               3,143              2,836
NURSING HOME.....................    1                 500                475
OTHER............................    1                 467                456
                                   ---             -------            -------
   TOTAL.........................   50             $15,201            $14,719
                                   ===             =======            =======

     At December 31, 2002, our largest multi-family and largest non-residential real estate loans totaled $513,000 and $1.0 million, and consisted of a fifteen unit apartment building and a motel located in Northern Indiana, respectively. As of December 31, 2002, both these loans were performing in accordance with their terms.

     Multi-family and non-residential real estate loans generally present a higher level of risk than loans secured by one- to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family residential and non- residential real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower's ability to repay the loan may be impaired. At December 31, 2002, we did not have any multi-family loans which were 90 days or more delinquent.

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

     We also make loans to builders and developers to finance the construction of residential property where an independent appraisal shows that a ready market exists for the property as completed. Such loans generally have adjustable interest rates based upon prime with terms from six months to one year. The proceeds of the loan are advanced during construction based upon the percentage of completion as determined by an inspection. The loan amount normally does not exceed 80% of projected completed value for homes that have been pre-sold to the ultimate occupant. For loans to builders for the construction of homes not pre-sold, which may carry a higher risk, the loan-to value ratio is generally limited to 75%. Whether we are willing to provide permanent takeout financing to the purchaser of the home is determined independently of the construction loan by a separate underwriting process. At December 31, 2002, we did not have any construction loans with outstanding aggregate balances secured by one- to four-family residential property built on speculation.

     We also occasionally provide construction financing on multi-family and commercial real estate. However, there were no loans of this type outstanding as of December 31, 2002. Additionally, we participate with other lenders in loans to developers and builders to finance multi-family housing and commercial property construction. At December 31, 2002, we were involved in six participation construction loans with an outstanding aggregate balance of $4.6 million (including $2.1 million in undisbursed loan proceeds).

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

     LAND LENDING. Land loans, which include vacant land and developed lots, are made to various builders and developers with whom we have pre-existing relationships. All of such loans are secured by land zoned for residential developments and located within our market area. Disbursements related to acquisition and development land loans are typically based on the construction cost estimate of an independent architect or engineer who inspects the project in connection with significant disbursement requests. At December 31, 2002, we had $1.7 million in loans secured by land, representing 1.41% of our entire gross loan portfolio.

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

     As of December 31, 2002, we have not experienced significant losses in connection with our land lending. See "Delinquencies and Non-Performing Assets."

     CONSUMER LENDING. We believe that offering consumer loan products helps to expand the customer base and to create stronger ties to the existing customer base. In addition, because consumer loans generally have shorter terms to maturity and carry higher rates of interest than do residential mortgage loans, they can be valuable asset/liability management tools. For these reasons, we have been increasing our originations of consumer loans. We currently originate substantially all of our consumer loans in our market area. At December 31, 2002, the consumer loans totaled $6.2 million representing 5.31% of the gross loan portfolio.

     We offer a variety of secured consumer loans, including home equity lines of credit, home improvement loans, loans secured by savings deposits and automobile loans. Although we primarily originate consumer loans secured by real estate, deposits or other collateral, we also make unsecured personal loans.

     Our home equity lines of credit are generally limited to $100,000. We use the same underwriting standards for home equity lines of credit as we use for one- to four-family residential mortgage loans. Home equity lines of credit are originated in amounts which, together with the amount of the first mortgage, generally do not exceed 80% of the appraised value of the property securing the loan. The interest rate for all home equity loans floats at a stated margin over the prime rate. At December 31, 2002, we had $4.5 million of home equity lines of credit and $3.7 million of additional funds committed, but undrawn, under such lines.

     We also offer a Visa credit card program. At December 31, 2002, approximately 430 credit cards had been issued, with an aggregate outstanding loan balance of $443,000 and unused credit available of $493,000. We presently charge a fixed rate on interest on credit card loans and no annual membership fee.

     The terms of other types of consumer loans vary according to the type of collateral, length of contract, and creditworthiness of the borrower. The underwriting standards employed for consumer loans include a determination of the applicant's payment history on other debts and an assessment of the borrower's ability to meet payments on the proposed loan along with his existing obligations. In addition to the creditworthiness of the applicant, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount. Unsecured personal loans are available to credit worthy borrowers for a variety of personal needs.

     Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral for defaulted consumer loans may not provide adequate sources of repayment for the outstanding loan balances as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At December 31, 2002, $168,000, or approximately 2.69% of the consumer loan portfolio, was 60 days or more delinquent. There can be no assurance that delinquencies will not increase in the future.

     COMMERCIAL BUSINESS LENDING. In order to increase the yield and interest rate sensitivity of our loan portfolio and to satisfy the demand for financial services in our primary market area, we are increasing our portfolios of commercial business loans. However, unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are generally of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself (which, in turn, may be dependent upon the general economic environment).

     During the past five years, we have originated commercial business loans to businesses such as small retail operations, small manufacturing concerns and professional firms. Included in commercial business loans as of December 31, 2002 were $3.6 million of purchased loans all of which were made to borrowers located outside of our market area. Our commercial business loans almost always include personal guarantees and are usually, but not always, are at least partially secured by business assets, such as accounts receivable, equipment, inventory and real estate. However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

     Most of our commercial business loans have terms ranging from six months to five years and carry adjustable interest rates. The underwriting process for commercial business loans generally includes consideration of the borrower's financial statements, tax returns, projections of future business operations and inspection of the subject collateral, if any.

     Since 1995, we have purchased seasoned commercial leases covering various types of office/commercial/medical equipment. As of December 31, 2002, the outstanding balance on these leases was $2.0 million. In general, the leases are full-payout finance leases in which the lease payments effectively repay the lessor for the purchase price of the equipment, plus an acceptable yield. The selling institution continues to service the leases for us and provides limited recourse in the event of a default by the lessor. We have purchased these leases because they carry relatively high yields and have relatively short terms, consistent with our asset/liability management strategy.

     In 2002 we discovered that an organization from which we purchased leases for approximately 5 years had been diverting funds and selling the same leases to more than one purchaser. This company has been in business for approximately 15 years and sold leases to approximately 60 financial institutions across the nation. The principals of that organization have been arrested, charged with fraud and are awaiting trial. As a result, the Company made $308,000 of net charge-offs with respect to these leases during fiscal 2002. A major financial institution had entered into agreements to act as escrow agent collecting payments for the investors in these leases. However, these escrow accounts were never established and it appears that certain officers of that institution conspired with the leasing company and entered into those agreements without the proper approval. A lawsuit has been filed by approximately 40 of the investor financial institutions charging that the escrow agent was negligent in its responsibilities to monitor payments and otherwise acted to the detriment of the investors. American Savings is a party to that suit. As of December 31, 2002, none of such leases were classified as non-performing.

     The Bank also invests in commercial accounts receivables which possess similar investment characteristics to commercial business loans. See "--Accounts Receivable Investments."

     The following table sets forth the Company's commercial business loans as of December 31, 2002.

                                                       PERCENT OF
             TYPE                         AMOUNT       PORTFOLIO
             ----                         ------       ---------
                                          (Dollars in Thousands)
     Equipment leases                     $1,967         26.20%
     Accounts receivable                  $  219          2.92%
     Other                                $5,322         70.88%
                                          ------        -------
     Total                                $7,508        100.00%
                                          ======        =======


ORIGINATIONS, PURCHASES AND SALES OF LOANS

     We originate real estate and other loans through marketing efforts, our customer base, walk-in customers and referrals from real estate brokers and builders. In addition, we occasionally utilize the services of mortgage brokers.

     We purchase loans from third parties to supplement loan production. In particular, we may purchase loans of a type which are not available or available with as favorable terms in our own market area. We generally use the same underwriting standards in evaluating loan purchases as we do in originating loans. We will continue to evaluate loan purchase opportunities as they arise and make purchases in the future depending on market conditions. At December 31, 2002, approximately $38.9 million of the loan portfolio was serviced by others and we did not service any loans for others.

     Our ability to originate large dollar volumes of real estate loans may be substantially reduced or restricted in periods of rising interest rates, with a resultant decrease in related fee income and operating earnings.

     The following table shows our loan origination, purchase, sale and repayment activities for the periods indicated.

                                                 Year Ended December 31,
                                            --------------------------------

                                              2002        2001        2000
                                            --------------------------------
                                                     (In thousands)
Originations by type:
 Adjustable rate:
  Real estate - one- to four-family........ $    158    $    928    $  2,486
                - multi-family.............      --          --          128
                - non-residential..........      --          186         --
                - construction.............      488         --          --
                - land.....................    2,185         615         928
  Non-real estate - consumer...............    5,680       4,171       4,615
                - commercial business......      611       2,817         842
                                            --------    --------    --------
         Total adjustable-rate.............    9,122       8,717       8,999
                                            --------    --------    --------
 Fixed rate:
  Real estate - one- to four-family........   17,264      16,590       7,439
                - multi-family.............      690         240         --
                - non-residential..........    1,280         290       1,885
                - construction.............      382         180         351
                - land.....................       40         150         132
  Non-real estate - consumer...............    3,108       1,693       2,450
                - commercial business......    1,356       1,966         654
                                            --------    --------    --------
         Total fixed-rate..................   24,120      21,109      12,911
                                            --------    --------    --------
         Total loans originated............   33,242      29,826      21,910
                                            --------    --------    --------

Purchases:
  Real estate - one- to four-family........    7,454(1)    3,468       3,078
                - multi-family.............      517         --          --
                - non-residential..........    1,012       2,167         150
                - construction.............    2,445       1,430       1,557
  Non-real estate - commercial business....    3,158(3)    4,455(2)    1,981
                                            --------    --------    --------
         Total loans purchased.............   14,586      11,520       6,766
                                            --------    --------    --------
         Total additions...................   47,828      41,346      28,676
                                            --------    --------    --------
         Total loans sold..................      --          --          --
  Principal repayments.....................   44,796      40,159      22,831
                                            --------    --------    --------
         Net before other items............    3,032       1,187       5,845
                                            --------    --------    --------
Increase (decrease) in other items, net....   (1,227)     (1,156)        727
                                            --------    --------    --------
         Net increase...................... $  1,805    $     31    $  6,572
                                            ========    ========    ========

-----------
(1) Included $2.7 million of adjustable rate one-to-four family mortgage loans.
(2) Consisted of equipment leases.
(3) Consisted of medical equipment leases and time shares/resort contracts.

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

     LOAN DELINQUENCIES. The following table sets forth loan delinquencies by type, by amount and by percentage of type at December 31, 2002.

                                                   Loans Delinquent For:
                            --------------------------------------------------------------------
                                       60-89 Days                      90 Days and Over                  Total Delinquent Loans
                            --------------------------------------------------------------------------------------------------------
                                                    Percent                            Percent                              Percent
                                                    of Loan                            of Loan                              of Loan
                             Number     Amount     Category     Number     Amount     Category      Number      Amount     Category
                            --------------------------------------------------------------------------------------------------------
                                                                     (Dollars in Thousands)
Real Estate:
  One- to four-family......      7       $471         .58%         7       $  534        .65%         14        $1,005        1.23%
  Non-residential..........   ----       ----                      1          475       4.43           1           475        4.43
Consumer...................      6        106        1.70          4           62        .99          10           168        2.69
Commercial business........      2        198        2.64         --           --        n/a           2           198        2.64
                              ----       ----                    ---       ------                    ---        ------

     Total.................     15       $775        .66%         12       $1,071        .91%         27        $1,846        1.57%
                                         ====                              ======                               ======

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

     In connection with the filing of our periodic reports with the OTS and in accordance with our classification of assets policy, we regularly review the problem loans in our portfolio to determine whether any loans require classification in accordance with applicable regulations. On the basis of this review of our assets, at December 31, 2002, we had classified the following assets:


                           One- to Four-
                              Family      Construction    Consumer      Total
                           ----------------------------------------------------
                                             (In Thousands)

Substandard...............   $   638        $   256        $    62     $   956
Doubtful..................       --             --             --          --
Loss......................       --             219(1)         --          219
                             -------        -------        -------     -------
                             $  638         $   475        $    62     $ 1,175
                             =======        =======        =======     =======


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

                                                                 December 31,
                                               -----------------------------------------------
                                                 2002     2001      2000      1999      1998
                                               -----------------------------------------------
                                                           (Dollars in Thousands)
Non-accruing loans:
  One- to four-family ......................   $  534    $  743    $  465    $  282    $  314
  Multi-family .............................     --        --        --        --        --
  Non-residential ..........................      475       463      --        --        --
  Construction .............................     --        --         556       479      --
  Consumer .................................       62        49        67        11       161
  Commercial business ......................     --        --        --         157      --
                                               ------    ------    ------    ------    ------
     Total .................................    1,071     1,255     1,088       929       475
                                               ------    ------    ------    ------    ------

Accruing loans delinquent more than 90 days:
  Consumer .................................     --        --        --        --           8
                                               ------    ------    ------    ------    ------
   Total ...................................     --        --        --        --           8
                                               ------    ------    ------    ------    ------

Foreclosed assets:
  One- to four-family ......................      104       191      --        --          23
  Multi-family .............................     --        --        --        --        --
  Non-residential ..........................     --        --        --        --        --
  Construction .............................     --        --        --        --        --
  Consumer .................................     --        --        --        --        --
  Commercial business ......................     --        --        --        --        --
                                               ------    ------    ------    ------    ------
     Total .................................      104       191      --        --          23
                                               ------    ------    ------    ------    ------
Total non-performing assets ................   $1,175    $1,446    $1,088    $  929    $  506
                                               ======    ======    ======    ======    ======
Total as a percentage of total assets ......      .79%     1.02%     0.80%     0.73%     0.43%

     For the year ended December 31, 2002, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $61,000.

     At December 31, 2002, there were no other loans that are not disclosed on the table or discussed above, where known information about the possible credit problems of borrowers caused us to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

     ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is established through a provision for loan losses based on our evaluation of the probable losses in our loan portfolio and changes in the nature and volume of our loan activity. Such evaluation, which includes a review of all loans for which full collectibility may not be reasonably assured, considers among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan allowance. Although we believe we use the best information available to make such determinations, future adjustments to the allowance may be necessary, and net income could be significantly affected if circumstances differ substantially from the assumptions used in making the initial determinations. At December 31, 2002, we had an allowance for loan losses of $838,000.

     The following table sets forth an analysis of the allowance for loan losses.


                                            Year Ended December 31,
                                  -----------------------------------------
                                   2002     2001     2000     1999     1998
                                  -----------------------------------------
                                            (Dollars in Thousands)

Balance at beginning of period    $ 766    $ 701    $ 591    $ 507    $ 410
                                  -----    -----    -----    -----    -----
Charge-offs:
  One- to four-family .........    --         38     --       --       --
  Multi-family ................    --       --       --       --       --
  Non-residential .............    --         28     --       --       --
  Construction ................    --       --       --       --       --
  Consumer ....................      32       29       18       40        5
  Commercial business .........     372     --       --       --       --
                                  -----    -----    -----    -----    -----
         Total charge-offs ....     404       95       18       40        5
                                  -----    -----    -----    -----    -----

Recoveries:
  One- to four-family .........    --       --       --       --       --
  Multi-family ................    --       --       --       --       --
  Non-residential .............    --       --       --       --       --
  Construction ................    --       --       --       --       --
  Consumer ....................       3        8        4        5     --
  Commercial business .........      81     --       --       --       --
                                  -----    -----    -----    -----    -----
        Total recoveries ......      84        8        4        5     --
                                  -----    -----    -----    -----    -----

Net charge-offs ...............    (320)     (87)     (14)     (35)      (5)
Additions charged to operations     392      152      124      119      102
                                  -----    -----    -----    -----    -----
Balance at end of period ......   $ 838    $ 766    $ 701    $ 591    $ 507
                                  =====    =====    =====    =====    =====

Ratio of net charge-offs
  during the period to average
  loans outstanding
  during the period............    .28%    0.08%    0.01%    0.04%    0.01%
                                  =====    =====    =====    =====    =====

Ratio of net charge-offs
  during the period to average
  non-performing assets........  21.65%    7.87%    1.37%    4.62%    1.70%
                                 ======    =====    =====    =====    =====

     The distribution of the allowance for losses on loans at the dates indicated is summarized as follows:

                                                                       December 31,
                          ---------------------------------------------------------------------------------------------------
                                        2002                              2001                              2000
                          ---------------------------------------------------------------------------------------------------
                                                 Percent                           Percent                           Percent
                                                 of Loans                          of Loans                          of Loans
                                        Loan     in Each                  Loan     in Each                  Loan     in Each
                          Amount of   Amounts    Category   Amount of   Amounts    Category   Amount of   Amounts    Category
                          Loan Loss      by      to Total   Loan Loss      by      to Total   Loan Loss      by      to Total
                          Allowance   Category    Loans     Allowance   Category    Loans     Allowance   Category    Loans
                          ---------   --------   --------   ---------   --------   --------   ---------   --------   --------
                                                                 (Dollars In Thousands)
One- to four-family.....    $ 170     $ 81,927     69.72%     $ 195     $ 82,584     71.87%     $ 154      $84,349     74.09%
Multi-family............       12        3,992      3.40          7        3,433      2.99          7        2,189      1.92
Non-residential.........      287       10,727      9.13        160       10,095      8.78         29       10,156      8.92
Construction and land...       37        7,112      6.05         11        4,442      3.87        236        5,895      5.18
Consumer................       52        6,242      5.31         54        5,404      4.70         61        5,881      5.17
Commercial business.....       95        7,508      6.39        114        8,951      7.79         47        5,377      4.72
Unallocated.............      185          --        --         225          --        --         167          --        --
                            -----    ---------    ------      -----     --------    ------      -----     --------    ------
     Total..............    $ 838    $ 117,508    100.00%     $ 766     $114,909    100.00%     $ 701     $113,847    100.00%
                            =====    =========    ======      =====     ========    =======     =====     ========    ======

                                                      December 31,
                          -----------------------------------------------------------------
                                        1999                              1998
                          -----------------------------------------------------------------
                                                 Percent                           Percent
                                                 of Loans                          of Loans
                                        Loan     in Each                  Loan     in Each
                          Amount of   Amounts    Category   Amount of   Amounts    Category
                          Loan Loss      by      to Total   Loan Loss      by      to Total
                          Allowance   Category    Loans     Allowance   Category    Loans
                          ---------   --------   --------   ---------   --------   --------
                                                (Dollars In Thousands)

One- to four-family.....    $ 125      $82,210     76.11%     $ 110      $63,369     69.69%
Multi-family............        7        2,144      1.98         12        2,446      2.69
Non-residential.........       26        8,775      8.12         26       10,370     11.40
Construction and land...      136        4,911      4.55         19        3,749      4.12
Consumer................       46        4,981      4.61         71        5,392      5.93
Commercial business.....       74        4,999      4.63         56        5,607      6.17
Unallocated.............      177          --        --         212          --        --
                            -----     --------    ------      -----      -------    ------
     Total..............    $ 591     $108,020    100.00%     $ 506      $90,933    100.00%
                            =====     ========    ======      =====      =======    ======

ACCOUNTS RECEIVABLE INVESTMENTS

     The Company purchases accounts receivable from commercial firms including trucking, nursing, government contract, commercial cleaning and manufacturing firms. The Company has purchased both interests in pools of receivables as well as individual receivables. These assets are classified as "other assets." Like commercial business loans, these unsecured assets are subject to the risk that the debtor is unable to pay the receivable. The Bank underwrites these assets both on the ability of the debtor to pay the receivable as well as on the ability of the seller to repurchase the receivable although, under the terms of the purchase agreements, the sellers are in many cases not obligated to do so. In some cases the Bank has acquired credit insurance on a portion of the receivables. See "Note 9 of the Notes to Consolidated Financial Statements."

     At December 31, 2002, the Company owned $3.9 of accounts receivables and interests in pools of such receivables.

INVESTMENT ACTIVITIES

     Most of our investments consist of U.S. Government and agency securities with maturities of five years or less, mortgage backed securities and short term assets. We also invest, to a limited degree, in municipal securities, mutual funds and equity securities of other financial companies. At December 31, 2002, we did not own any securities of a single issuer which exceeded 10% of our retained earnings, other than U.S. government or federal agency obligations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in the Annual Report.

     INVESTMENT SECURITIES. At December 31, 2002, investment securities totaled $8.0 million, or 5.31% of total assets. Included in this amount is $1.6 million investment in Federal Home Loan Bank ("FHLB") stock which is required for membership in the FHLB of Indianapolis. It is our general policy to purchase investment securities which are U.S. Government securities or federal agency obligations or other issues that are rated investment grade or have credit enhancements. At December 31, 2002, the average term to maturity or repricing of the investment portfolio was 1.5 years.

     The following table sets forth the composition of our investment securities at the dates indicated.

                                                                                 December 31,
                                                        --------------------------------------------------------------
                                                               2002                  2001                  2000
                                                        --------------------------------------------------------------
                                                         Book       % of       Book       % of       Book       % of
                                                         Value      Total      Value      Total      Value      Total
                                                        --------------------------------------------------------------
                                                                             (Dollars in Thousands)
Investment securities held to maturity:
  FHLB stock.......................................     $ 1,624      20.42%   $ 1,624      28.54%   $ 1,624      25.03%
                                                        -------    -------    -------    -------    -------    -------
Investment securities available for sale:
  U.S. government securities........................      4,453      55.98      3,221      56.61      3,680      56.72
  Municipal obligations.............................        107       1.35        102       1.79        101       1.56
  Corporate debt securities.........................      1,029      12.94
  Government securities mutual fund.................        175       2.20        160       2.81        147       2.26
                                                        -------    -------    -------    -------    -------    -------
                                                          5,764      72.47      3,483      61.21      3,928      60.54
                                                        -------    -------    -------    -------    -------    -------
Trading Securities:
  Common stock of other financial institutions......        476       5.98        483       8.49        855      13.18
  Corporate debt securities.........................         90       1.13        100       1.76         81       1.25
                                                        -------    -------    -------    -------    -------    -------
                                                            566       7.11        583      10.25        936      14.43
                                                        -------    -------    -------    -------    -------    -------
     Total investment securities....................    $ 7,954     100.00%   $ 5,690     100.00%   $ 6,488     100.00%
                                                        =======    =======    =======    =======    =======    =======
Average remaining life of debt investment
 securities.........................................         1.5 years             2.2 years             2.9 years

Other interest-earning assets:
  Interest-bearing deposits with banks..............      8,504     100.00%     6,410     100.00%     1,085     100.00%
                                                        -------    -------    -------    -------    -------    -------
     Total..........................................    $ 8,504     100.00%   $ 6,410     100.00%   $ 1,085     100.00%
                                                        =======    =======    =======    =======    =======    =======

     The composition and maturities of the investment securities portfolio, excluding FHLB stock and equity securities, as of December 31, 2002 are indicated in the following table.

                                             Less Than    1 to 5      5 to 10       Over
                                               1 Year      Years       Years      10 Years  Total Investment Securities
                                             --------------------------------------------------------------------------
                                             Book Value  Book Value  Book Value  Book Value   Book Value   Fair Value
                                             ------------------------------------------------------------------------
                                                                           (Dollars in Thousands)
U.S. government securities ................   $  2,022    $  2,431    $     --    $     --     $  4,453     $  4,453
Municipal obligations .....................        107         107         107
Corporate debt securities .................        512         517          --          90        1,119        1,119
                                              --------    --------    --------    --------     --------     --------

Total investment securities (excluding FHLB
stock and equity securities) ..............   $  2,534    $  2,948    $    107    $     90     $  5,679     $  5,679
                                              ========    ========    ========    ========     ========     ========

Weighted average yield ....................      4.87%       5.27%       4.81%       8.95%        5.15%

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

     All of our mortgage-backed securities at December 31, 2002, are backed by federal agencies or government corporations. Accordingly, we believe that the mortgage-backed securities are generally resistant to credit problems.

     The following table sets forth the composition of our mortgage-backed securities at the dates indicated.

                                                                       December 31,
                                              -------------------------------------------------------------
                                                     2002                  2001                  2000
                                              -------------------------------------------------------------
                                               Book       % of       Book       % of       Book       % of
                                               Value      Total      Value      Total      Value      Total
                                              -------------------------------------------------------------
                                                                 (Dollars in Thousands)
Mortgage-backed securities available for sale:
  GNMA...................................     $  457      17.29     $  726      24.02     $  984      28.74
  FNMA...................................        532      20.13         32       1.06         35       1.02
  FHLMC..................................      1,654      62.58      2,265      74.92      2,405      70.24
                                              ------     ------     ------     ------     ------     ------
  Total mortgage-backed
    securities...........................     $2,643     100.00%    $3,023     100.00%    $3,424     100.00%
                                              ======     ======     ======     ======     ======     ======

     The following table shows mortgage-backed and related securities, purchase, sale and repayment activities for the periods indicated.

                                                 Year Ended December 31,
                                             -----------------------------
                                               2002       2001       2000
                                             -----------------------------
                                                 (Dollars in Thousands)
Purchases:
  Adjustable-rate........................     $  --     $   --     $   --
  Fixed-rate.............................        979        493      2,264
                                             -------    -------    -------
         Total purchases.................        979        493      2,264
                                             -------    -------    -------
Sales and Repayments:
         Total sales.....................        --         --         364
                                             -------    -------    -------
  Principal repayments...................      1,421        948        360
                                             -------    -------    -------
         Total reductions................     (1,421)      (948)      (724)
  Increase in other items, net...........         62         54         16
                                             -------    -------    -------
         Net increase (decrease).........    $  (380)   $  (401)   $ 1,556
                                             =======    =======    =======

     The following table sets forth the contractual maturities of our mortgage-backed securities at December 31, 2002. These securities are anticipated to be repaid well in advance of their contractual maturities as a result of mortgage loan payments. The amounts set forth below represent principal balances only and do not include premiums, discounts and fair value adjustments.

                                                           December 31, 2002
                               Due in                     Balance Outstanding
             ------------------------------------------- --------------------
                1 to     5 to 10   10 to 20    Over 20
              5 Years     Years      Years      Years     Fixed    Adjustable
             ------------------------------------------- --------------------
                                  (Dollars in Thousands)

GNMA .....   $     --   $     --   $     --   $    431   $    431   $     --
FNMA .....         --         --         30        482        482         30
FHLMC ....        451        554         --        580      1,585         --
             --------   --------   --------   --------   --------   --------
     Total   $    451   $    554   $     30   $  1,493   $  2,498   $     30
             ========   ========   ========   ========   ========   ========

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

     The following table sets forth the savings flows during the periods indicated.

                                      Year Ended December 31,
                              -------------------------------------
                                 2002          2001          2000
                              -------------------------------------
                                      (Dollars in Thousands)

          Opening balance .   $ 102,210     $  89,712     $  88,945
          Deposits ........     234,272       196,760       190,652
          Withdrawals .....    (230,049)     (188,387)     (193,386)
          Interest credited       2,898         4,125         3,501
                              ---------     ---------     ---------

          Ending balance ..   $ 109,331     $ 102,210     $  89,712
                              =========     =========     =========

          Net increase ....   $   7,121     $  12,498     $     767
                              =========     =========     =========

          Percent increase         6.97%        13.93%         0.86%
                              =========     =========     =========

     The following table sets forth the dollar amount of savings deposits in the various types of deposit programs we offer as of the dates indicated.

                                                                            December 31,
                                                  ----------------------------------------------------------------
                                                          2002                 2001                   2000
                                                  ----------------------------------------------------------------
                                                              Percent              Percent                Percent
                                                   Amount     of Total   Amount    of Total    Amount     of Total
                                                  ----------------------------------------------------------------
                                                                          (Dollars in Thousands)
Transactions and Savings Deposits:
Commercial Demand (0.00%(1))................      $  1,350       1.23%  $  1,486       1.45%  $  1,198       1.34%
Passbook Accounts (2.00%(1))................        17,624      16.12     15,351      15.02     14,097      15.71
NOW Accounts (1.00%(1)).....................         8,090       7.40      7,845       7.68      6,820       7.60
Money Market Accounts (tiered)..............        10,033       9.18      5,345       5.23      2,852       3.18
                                                  --------   --------   --------   --------   --------   --------
Total Non-Certificates......................        37,097      33.93     30,027      29.38     24,967      27.83
                                                  --------   --------   --------   --------   --------   --------
Certificates:
 1.01 - 3.00%...............................        29,968      27.41      7,790       7.62
 3.01 - 4.00%...............................        30,642      28.03     12,471      12.20
 4.01 - 5.00%...............................         9,261       8.47     21,948      21.47      3,917       4.37
 5.01 - 6.00%...............................         1,333       1.22     10,664      10.43     20,819      23.21
 6.01 - 7.00%...............................           997       0.91     18,712      18.31     38,784      43.23
 7.01 - 9.00%...............................            33       0.03        598       0.59      1,225       1.36
                                                  --------   --------   --------   --------   --------   --------
Total Certificates..........................        72,234      66.07     72,183      70.62     64,745      72.17
                                                  --------   --------   --------   --------   --------   --------
Total Deposits..............................      $109,331     100.00%  $102,210     100.00%  $ 89,712     100.00%
                                                  ========   ========   ========   ========   ========   ========

-----------------------
(1) Rates in effect at December 31, 2002.

     The following table shows rate and maturity information for our certificates of deposit as of December 31, 2002.

                                    1.01-       3.01-       4.01-       5.01-       6.01-               Percent
                                    3.00%       4.00%       5.00%       6.00%       9.00%       Total   of Total
                                 -------------------------------------------------------------------------------
                                                               (Dollars in Thousands)
Certificate account maturing in quarter ending:
March 31, 2003.................   $ 9,116     $    89     $ 2,162     $   284     $   175     $12,634     17.49%
June 30, 2003..................     6,055       7,587          60         318          65      14,085     19.50
September 30, 2003.............     3,634       9,783          79         159         204      13,859     19.19
December 31, 2003..............     4,359         889         244          56         212       5,760      7.97
March 31, 2004.................     5,149       1,931          97         166          --       7,343     10.17
June 30, 2004..................       962       5,319         249          51          41       6,622      9.17
September 30, 2004.............       525         327         255          49           7       1,163      1.61
December 31, 2004..............       137         110       2,317          --         285       2,849      3.94
March 31, 2005.................        --       2,142       3,443          33          11       5,629      7.79
June 30, 2005..................        11         193         122         214          30         570      0.79
September 30, 2005.............        --           6          17           3          --          26      0.04
December 31, 2005..............        20         410          --          --          --         430      0.59
Thereafter.....................        --       1,048         216          --          --       1,264      1.75
                                  -------     -------     -------     -------     -------     -------    ------
   Total.......................   $29,968     $30,642     $ 9,261     $ 1,333     $ 1,030     $72,234    100.00%
                                  =======     =======     =======     =======     =======     =======    ======

   Percent of total............     41.49       42.42       12.82        1.84        1.43      100.00%
                                    =====       =====       =====        ====        ====      ======

     The following table indicates the amount of our certificates of deposit and other deposits by time remaining until maturity as of December 31, 2002.

                                                                   Maturity
                                                    --------------------------------------
                                                                Over      Over
                                                    3 Months   3 to 6   6 to 12    Over
                                                    or Less    Months    Months  12 months   Total
                                                    -----------------------------------------------
                                                                 (Dollars in Thousands)
Certificates of deposit less than $100,000.......   $ 9,202   $10,550   $15,748   $21,648   $57,148

Certificates of deposit of $100,000 or more......     3,432     3,535     3,871     4,248    15,086
                                                    -------   -------   -------   -------   -------
Total certificates of deposit....................   $12,634   $14,085   $19,619   $25,896   $72,234
                                                    =======   =======   =======   =======   =======

     BORROWINGS. We may obtain advances from the Federal Home Loan Bank of Indianapolis upon the security of our capital stock in the Federal Home Loan Bank of Indianapolis and certain of our mortgage loans and mortgage-backed securities. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. At December 31, 2002, we had $20.3 million in Federal Home Loan Bank advances outstanding. From time to time during recent years we have utilized short-term borrowings, most of which had original maturities of 12 to 36 months, in order to fund loan demand. See "Management Discussion and Analysis - Asset/Liability Management" in the Annual Report.

     The following table sets forth the maximum month-end balance and average balance of Federal Home Loan Bank advances, securities sold under agreements to repurchase and other borrowings for the periods indicated.

                                                      Year Ended December 31,
                                                   ---------------------------
                                                     2002      2001      2000
                                                   ---------------------------
                                                      (Dollars in Thousands)
Maximum Balance:
  FHLB advances.................................   $23,956   $31,108   $31,108
  Securities sold under agreements to
    repurchase..................................       --        --        --
  Other borrowings..............................       --        --        --

Average Balance:
  FHLB advances.................................   $22,214   $27,309   $24,398
  Securities sold under agreements to
    repurchase..................................       --        --        --
  Other borrowings..............................       --        --        --

     The following table sets forth certain information as to our borrowings at the dates indicated.

                                                            December 31,
                                                   ---------------------------
                                                     2002      2001      2000
                                                   ---------------------------
                                                       (Dollars in Thousands)

Federal Home Loan Bank advances.................   $20,297   $23,956   $31,108
Securities sold under agreements to
  repurchase....................................       --        --        --
Other borrowings................................       --        --        --
                                                   -------   -------   -------
     Total borrowings...........................   $20,297   $23,956   $31,108
                                                   =======   =======   =======

Weighted average interest rate of
  Federal Home Loan Bank advances...............     5.38%     5.01%     6.08%

Weighted average interest rate of securities
  sold under agreements to repurchase...........       --        --        --

Weighted average interest rate of other
  borrowings....................................       --        --        --

SUBSIDIARIES

     We have one wholly owned subsidiary service corporation, NIFCO, Inc., and one second tier subsidiary service corporation, Ridge Management, Inc. which is owned by NIFCO. NIFCO sells annuities and securities. At December 31, 2002, we had an equity investment in NIFCO of $24,000. For the year ended December 31, 2002, NIFCO recorded a net loss of $5,000. In the past, Ridge Management engaged in lending and investment activity, although it is currently essentially inactive. For the year ended December 31, 2002, Ridge Management had no activity.

     We also own all of the common securities of AMB Financial Statutory Trust I which was created in connection with the issuance in March 2002 of $5.0 million of trust preferred securities.

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

     Our general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At December 31, 2002, our lending limit under this restriction was approximately $1.7 million. At December 31, 2002, we had no loans in excess of our loans-to-one-borrower limit.

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

     The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (I.E., a core capital ratio of at least 5%, a ratio of core capital to risk-weighted assets of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy, pay the lowest premium while institutions that are less than adequately capitalized (I.E., core or risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC semi- annually. At December 31, 2002, American Savings met the criteria for a well-capitalized institution.

     The current premium schedule for Bank Insurance Fund and Savings Association Insurance Fund insured institutions range from 0 to 27 basis points. However, Savings Association Insurance Fund insured institutions and Bank Insurance Fund insured institutions are required to pay a Financing Corporation assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. For the quarter ended December 31, 2002, this amount was equal to 1.84% basis points for each $100 in domestic deposits for Savings Association Insurance Fund members and Bank Insurance Fund insured institutions. These assessments, which may be revised based upon the level of Bank Insurance Fund and Savings Association Insurance Fund deposits, will continue until the bonds mature in 2017.

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

     The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). At December 31, 2002, American Savings had tangible capital of $11.1 million, or 7.58% of adjusted total assets, which is approximately $8.9 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date. At December 31, 2002, American Savings did not have any intangible assets.

     The capital standards also require core capital equal to at least 3% to 4% of adjusted total assets, depending on an institution's supervisory rating. Core capital generally consists of tangible capital. At December 31, 2002, we had core capital equal to $11.1 million, or 7.58% of adjusted total assets, which is $6.7 million above the minimum leverage ratio requirement of 3% as in effect on that date.

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

     On December 31, 2002, we had total risk-based capital of approximately $11.7 million, including $11.1 million in core capital and $619,000 in qualifying supplementary capital, and risk-weighted assets of $86.6 million, or total capital of 13.54% of risk-weighted assets. This amount was $4.8 million above the 8% requirement in effect on that date.

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

     American Savings may make a capital distribution without the prior approval of the Office of Thrift Supervision provided we notify the Office of Thrift Supervision at least 30 days before we declare the capital distribution and we meet the following requirements: (i) we have a regulatory rating in one of the two top examination categories, (ii) we are not of supervisory concern, and will remain adequately- or well-capitalized, as defined in the Office of Thrift Supervision prompt corrective action regulations, following the proposed distribution, and (iii) the distribution does not exceed our net income for the calendar year-to-date plus retained net income for the previous two calendar years (less any dividends previously paid). If we do not meet the above stated requirements, we must obtain the prior approval of the Office of Thrift Supervision before declaring any proposed distributions.

     QUALIFIED THRIFT LENDER TEST. All savings institutions are required to meet a qualified thrift lender test to avoid certain restrictions on their operations. This test requires a savings institution to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings institutions may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, these assets primarily consist of residential housing related loans and investments. At December 31, 2002, American Savings met the test and has always met the test since its effectiveness. American Savings' qualified thrift lender percentage was 77.07% at December 31, 2002.

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

     FEDERAL RESERVE SYSTEM. The Federal Reserve Board requires all depository institutions to maintain noninterest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At December 31, 2002, American Savings was in compliance with these reserve requirements.

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

     As a member, American Savings is required to purchase and maintain a minimum amount of stock in the Federal Home Loan Bank of Indianapolis. At December 31, 2002, American Savings had $1.6 million in Federal Home Loan Bank stock, which was in compliance with this requirement. In past years, American Savings has received substantial dividends on our Federal Home Loan Bank stock. For the fiscal year ended December 31, 2002, dividends paid by the Federal Home Loan Bank of Indianapolis to American Savings totaled $98,000, which constituted a $23,000 decrease from the amount of dividends received in fiscal 2001. Over the past five fiscal years these dividends have averaged 7.55% and were 6.06% for fiscal 2002.

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

     To the extent earnings appropriated to a savings institution's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the institution's supplemental reserves for losses on loans, such excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of December 31, 2002, American Savings' excess for tax purposes totaled approximately $1.9 million.

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

     We attract all of its deposits through our branch offices, primarily from the communities in which those branch offices are located; therefore, competition for those deposits is principally from other savings institutions, commercial banks, securities firms, money market and mutual funds and credit unions located in the same communities. Our ability to attract and retain deposits depends on our ability to provide an investment opportunity that satisfies the requirements of investors. We compete for these deposits by offering a variety of deposit accounts at competitive rates, convenient business hours and a customer oriented staff. As of December 31, 2002, we estimate our market share of savings deposits in the Gary-Hammond, Indiana MSA market area to be approximately 1.41%.

EMPLOYEES

     At December 31, 2002, we had a total of 34 employees, including 7 part-time employees. Our employees are not represented by any collective bargaining group. We consider employee relations to be good.

ITEM 2. DESCRIPTION OF PROPERTY
-------------------------------

     We conduct business at its main office located in Munster, Indiana. The following table sets forth information relating to each of our properties as of December 31, 2002.

                                                Total
                                   Owned     Approximate
                        Year        or         Square         Book Value at
Location              Acquired    Leased       Footage      December 31, 2002
--------------------  --------    ------     -----------   --------------------
                                                          (Dollars in Thousands)
MAIN OFFICE:

8230 Hohman Avenue      1963       Owned        8,400            $    50
Munster, Indiana

BRANCH OFFICES:

1001 Main Street        2000       Owned(1)    16,000            $ 1,876
Dyer, Indiana

4521 Hohman Avenue      1983       Owned        1,600            $    68
Hammond, Indiana

--------
1 Our branch office occupies 5,300 square feet of this building. The balance of the property is leased.

     We believe that current facilities are adequate to meet our present and foreseeable needs, subject to possible future expansion.

     We maintain an on-line data base with a service bureau servicing financial institutions. The net book value of the data processing and computer equipment utilized at December 31, 2002 was $96,000.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

     No matters were submitted to a vote of security holders, through the solicitation of proxies, during the quarter ended December 31, 2002.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
----------------------------------------------------------------

     Page 16 of the Annual Report is herein incorporated by reference.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-----------------------------------------------------------------

     Pages 5 through 16 of the Annual Report are herein incorporated by reference.

ITEM 7. FINANCIAL STATEMENTS
----------------------------

     The following information appearing in the Annual Report is incorporated herein by reference.

                                                                        Pages in
                                                                         Annual
                     Annual Report Section                               Report
----------------------------------------------------------------------  --------

Report of Independent Certified Public Accountants....................     17
Consolidated Balance Sheets (December 31, 2002 and 2001)..............     18
Consolidated Statements of Earnings (For the Years Ended
  December 31, 2002 and 2001).........................................     19
Consolidated Statements of Stockholders' Equity (For
  the Years Ended December 31, 2002 and 2001).........................     20
Consolidated Statements of Cash Flows (For the Years
  Ended December 31, 2002 and 2001)...................................     21
Notes to Consolidated Financial Statements............................     22


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


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
--------------------------------------------------------------------------------
WITH SECTION 16(A) OF THE EXCHANGE ACT
--------------------------------------

Directors

     Information concerning the directors of AMB Financial is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders to be held in 2003, a copy of which will be filed not later than 120 days after the close of fiscal year.

Executive Officers

     Information concerning the executive officers of AMB Financial who are not directors is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders to be held in 2003, a copy of which will be filed not later than 120 days after the close of the fiscal year.

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

     To the best of our knowledge, based solely upon information provided to us by our directors, officers and greater than 10% beneficial owners, all Section 16(a) filing requirements applicable to such persons were complied with during the fiscal year ended December 31, 2002.

ITEM 10. EXECUTIVE COMPENSATION
-------------------------------

     Information concerning executive compensation is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders to be held in 2003, a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

     Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from our definitive proxy statement for the annual meeting of stockholders to be held in 2003, a copy of which will be filed not later than 120 days after the close of the fiscal year.

     The following table sets forth information with respect to securities to be issued under AMB Financial's compensation plans as of December 31, 2002.

                                           (a)                                   (b)                       (c)
-----------------------------------------------------------------------------------------------------------------------------------
Plan Category                              Number of securities to be issued     Weighted-average          Number of securities
                                           upon exercise of outstanding          exercise price of         remaining available
                                           options, warrants and rights          outstanding options,      for future issuance
                                                                                 warrants and rights       under equity
                                                                                                           compensation plans
                                                                                                           (excluding securities
                                                                                                           reflected in column (a))
-----------------------------------------------------------------------------------------------------------------------------------
Equity compensation plans approved
by security holders:

1. Recognition and Retention Plan          1.       N/A                          1.       N/A              1.       2,023
2. 1996 Stock Option and Incentive Plan    2.       150,063                      2.       $8.50            2.       18,555
-----------------------------------------------------------------------------------------------------------------------------------
Equity compensation plans not approved
by security holders                              N/A                                  N/A                         N/A
-----------------------------------------------------------------------------------------------------------------------------------
Total                                          150,063                               $8.50                      20,578
-----------------------------------------------------------------------------------------------------------------------------------

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

     Information concerning certain relationships and transactions is incorporated herein by reference from our definitive proxy statement for the annual meeting of stockholders to be held in 2003, a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 13. EXHIBITS AND REPORTS ON 8-K
------------------------------------
     (a) Exhibits:
                                                                    Reference to
                                                                    Prior Filing
                                                                     or Exhibit
Regulation                                                             Number
S-B Exhibit                                                           Attached
  Number                        Document                               Hereto
--------------------------------------------------------------------------------


  2        Plan of acquisition, reorganization, arrangement,
            liquidation or succession..............................     None
 3(i)      Certificate of Incorporation............................       *
3(ii)      Bylaws..................................................       *
  4        Instruments defining the rights of security holders,
            including indentures...................................       *
  9        Voting trust agreement..................................     None
  10       Material contracts:
           1996 Stock Option and Incentive Plan....................      **
           Recognition and Retention Plan..........................      **
           Employee Stock Ownership Plan...........................       *
           Employee Severance Compensation Plan....................       *
           Employment Agreements...................................       *
           Second Executive Deferred Compensation Plan.............      ***
           Trust Agreement for the Compensation Agreement..........      ***
  11       Statement re: computation of per share earnings.........     ****
  13       Annual report to security holders.......................      13
  16       Letter on change in certifying accountant...............     None
  18       Letter on change in accounting principles...............     None
  21       Subsidiaries of registrant..............................      21
  22       Published report regarding matters submitted to vote....     None
  23       Consent of experts and counsel..........................      23
  24       Power of attorney....................................... Not required
  99       Additional Exhibits.....................................     None
--------------

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

     (b) Reports on Form 8-K:

     During the quarter ended December 31, 2002, we filed a Current Report on Form 8-K, on October 25, 2002, relating to a press release, dated October 23, 2002, announcing the payment of a cash dividend.

ITEM 14. CONTROLS AND PROCEDURES
--------------------------------

     AMB Financial has adopted interim disclosure controls and procedures designed to facilitate AMB Financial's financial reporting. The interim disclosure controls currently consist of communications between the Chief Executive Officer and each department head to identify any new transactions, events, trends or contingencies which may be material to AMB Financial's operations. AMB Financial's independent auditors meet with the Chief Executive Officer on a quarterly basis, and with the Audit Committee when requested, to identify and discuss AMB Financial's material accounting policies and disclosure. AMB Financial's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of these interim disclosure controls within the 90 days prior to the filing of this report and found them to be adequate.

     AMB Financial maintains internal controls and has evaluated such controls within 90 day of the filing of this report. There have not been any significant changes in such internal controls subsequent to the date of their evaluation.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                AMB FINANCIAL CORPORATION


Date: March 31, 2003            By: /s/ Clement B. Knapp, Jr.
                                   -----------------------------
                                   Clement B. Knapp, Jr., Chairman of the Board, President and Chief Executive Officer
                                   (DULY AUTHORIZED REPRESENTATIVE)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By: /s/ Clement B. Knapp, Jr.           By: /s/ Daniel T. Poludniak
   -------------------------------         ------------------------------
   Clement B. Knapp, Jr., Chairman         Daniel T. Poludniak, Vice-President,
   of the Board, President and Chief       Treasurer and Chief Financial Officer
   Executive Officer (PRINCIPAL            (PRINCIPAL FINANCIAL AND ACCOUNTING
   EXECUTIVE AND OPERATING OFFICER)         OFFICER)

Date: March 31, 2003                    Date: March 31, 2003


By: /s/ Donald L. Harle                 By: /s/ Ronald W. Borto
   -------------------------------         ------------------------------
   Donald L. Harle, Director               Ronald W. Borto, Director

Date: March 31, 2003                    Date: March 31, 2003


By: /s/ John G. Pastrick                By: /s/ John C. McLaughlin
   -------------------------------         ------------------------------
   John G. Pastrick, Director              John C. McLaughlin, Director

Date: March 31, 2003                    Date: March 31, 2003


By: /s/ Robert E. Tolley
   -------------------------------
   Robert E. Tolley, Director

Date: March 31, 2003

                                INDEX TO EXHIBITS



Exhibit
Number    Document
-------   ----------------------------------------------------------------------
  13      Annual Report
  21      Subsidiaries of the Registrant
  23      Consent of Cobitz, VandenBerg & Fennessy