Form 10KSB/A
period 2002-12-31
AMB FINANCIAL CORP
filed 2003-04-03
CIK 915393

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB
                                 AMENDMENT NO. 1


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

         Transitional Small Business Disclosure Format: Yes [ ]; No [X].
================================================================================

                                Explanatory Note

This Amendment No. 1 to our Annual Report on Form 10-KSB/A amends our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002 that was originally filed on March 31, 2003, in order to include the Certifications of the Chief Executive Officer and the Chief Financial Officer required under Exchange Act Rules 13a-14 and 15d-14 and the Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
   John G. Pastrick, Director              John C. McLaughlin, Director

Date: March 31, 2003                    Date: March 31, 2003


By: /s/ Robert E. Tolley
   -------------------------------
   Robert E. Tolley, Director

Date: March 31, 2003

                  Certification of Principal Executive Officer
                 CERTIFICATION FOR ANNUAL REPORT ON FORM 10-KSB

I, Clement B. Knapp, certify that:

   1) I have reviewed this annual report on Form 10-KSB of AMB Financial Corp., Inc.;

   2) Based on my knowledge, this annual report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

   3) Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

   4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether material or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6) The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Signature and Title:  /s/ Clement B. Knapp                   Date: April 3, 2003
                     --------------------------              -------------------
                     Clement B. Knapp
                     President and Chief
                     Executive Officer

                  Certification of Principal Financial Officer
                 CERTIFICATION FOR ANNUAL REPORT ON FORM 10-KSB

I, Daniel T. Poludniak, certify that:

   1) I have reviewed this annual report on Form 10-KSB of AMB Financial Corp., Inc.;

   2) Based on my knowledge, this annual report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

   3) Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

   4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether material or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6) The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Signature and Title: /s/ Daniel Poludniak                    Date: April 3, 2003
                     --------------------------              -------------------
                     Daniel Poludniak
                     Vice President, Treasurer
                     and Chief Financial Officer

                                INDEX TO EXHIBITS



Exhibit
Number    Document
-------   ----------------------------------------------------------------------
  13      Annual Report
  21      Subsidiaries of the Registrant
  23      Consent of Cobitz, VandenBerg & Fennessy

  99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
  99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002