Form 10KSB/A
period 2002-12-31
AMB FINANCIAL CORP
filed 2003-04-24
CIK 915393

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB
                                 AMENDMENT NO. 2


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

         Transitional Small Business Disclosure Format: Yes [ ]; No [X].
================================================================================

                                Explanatory Note

This Amendment No. 2 to our Annual Report on Form 10-KSB amends our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002 that was originally filed on March 31, 2003, and amended on April 3, 2003, to revise
Exhibit 13 thereto to include the name of the independent auditing firm on the Independent Auditors Report contained therein. Such name was inadvertently omitted.

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
           1996 Stock Option and Incentive Plan....................      **
           Recognition and Retention Plan..........................      **
           Employee Stock Ownership Plan...........................       *
           Employee Severance Compensation Plan....................       *
           Employment Agreements...................................       *
           Second Executive Deferred Compensation Plan.............      ***
           Trust Agreement for the Compensation Agreement..........      ***
  11       Statement re: computation of per share earnings.........     ****
  13       Annual report to security holders.......................      13
  16       Letter on change in certifying accountant...............     None
  18       Letter on change in accounting principles...............     None
  21       Subsidiaries of registrant..............................      21
  22       Published report regarding matters submitted to vote....     None
  23       Consent of experts and counsel..........................      23
  24       Power of attorney....................................... Not required
  99       Additional Exhibits.....................................     None
           Certification of Clement B. Knapp.......................     99.1
           Certification of Daniel T. Poludniak....................     99.2
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

                                AMB FINANCIAL CORPORATION


Date: April 10, 2003           By: /s/ Clement B. Knapp, Jr.
                                   -----------------------------
                                   Clement B. Knapp, Jr., Chairman of the Board, President and Chief Executive Officer
                                   (DULY AUTHORIZED REPRESENTATIVE)


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

Date: April 10, 2003                    Date: April 10, 2003


By: /s/ Donald L. Harle                 By: /s/ Ronald W. Borto
   -------------------------------         ------------------------------
   Donald L. Harle, Director               Ronald W. Borto, Director

Date: April 10, 2003                    Date: April 10, 2003


By: /s/ John G. Pastrick                By: /s/ John C. McLaughlin
   -------------------------------         ------------------------------
   John G. Pastrick, Director              John C. McLaughlin, Director

Date: April 10, 2003                    Date: April 10, 2003


By: /s/ Robert E. Tolley
   -------------------------------
   Robert E. Tolley, Director

Date: April 10, 2003

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


Signature and Title:  /s/ Clement B. Knapp                  Date: April 10, 2003
                     --------------------------             --------------------
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

Signature and Title: /s/ Daniel Poludniak                   Date: April 10, 2003
                     --------------------------             --------------------
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