Form 10-Q
period 2003-03-31
AMB FINANCIAL CORP
filed 2003-04-25
CIK 915393

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                           --------------------------


                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2003

                                    OR

[_] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________ to _________


                         Commission File Number 0-23182




                               AMB FINANCIAL CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         DELAWARE                                               35-1905382
         --------                                             ---------------
(State or other jurisdiction of                               I.R.S. Employer
 incorporation or organization)                            Identification Number


8230 HOHMAN AVENUE, MUNSTER, INDIANA                             46321-1578
------------------------------------                             ----------
(Address of Principle executive offices)                         (Zip Code)


Registrant telephone number, include are code:                 (219) 836-5870
                                                               --------------


         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.   Yes[X]   No[_]

         As of April 23, 2003 there were 1,686,169 shares of the Registrant's common stock issued and 763,563 shares outstanding.

         Transitional Small Business Disclosure Format (check one): Yes[_] No[X]

================================================================================

                               AMB FINANCIAL CORP.

                                    FORM 10-Q

                                TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION                                              PAGE
                                                                            ----
         Item 1.  Financial Statements

                  Consolidated Statements of Financial Condition at            3
                  March 31, 2003 (Unaudited) and December 31, 2002

                  Consolidated Statements of Earnings for the three
                  months ended March 31, 2003 and 2002 (unaudited)             4

                  Consolidated Statement of Changes in Stockholders
                  Equity, three months ended March 31, 2003 (unaudited)        5

                  Consolidated Statements of Cash Flow for the three
                  months ended March 31, 2003 and 2002 (unaudited)             6

                  Notes to Unaudited Consolidated Financial Statements       7-9

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      10-20




PART II. OTHER INFORMATION                                                    21

                  Signatures                                                  22

                  Rule 13a-14 Certifications                                  23

                  Index of Exhibits                                           25

                  Earnings Per Share Analysis (Exhibit 11)

                  Section 906 Certification (Exhibit 99)

                               AMB FINANCIAL CORP.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION



                                                                         MARCH 31,       DECEMBER 31,
                                                                           2003              2002
                                                                       ------------      ------------
ASSETS
------
Cash and amounts due from depository institutions                         4,212,235         3,848,575
Interest-bearing deposits                                                10,482,770         8,503,927
                                                                       ------------      ------------
   Total cash and cash equivalents                                       14,695,005        12,352,502
Investment securities, available for sale, at fair value                  5,809,074         5,764,121
Trading securities                                                          608,273           565,929
Mortgage backed securities, available for sale, at fair value             3,910,165         2,643,219
Loans receivable (net of allowance for loan losses:
   $885,473 at March 31, 2003 and $837,859 at December 31, 2002)        115,750,525       114,318,331
Investment in LTD Partnership                                             1,020,600         1,042,600
Real Estate Owned                                                            68,453           104,197
Stock in Federal Home Loan Bank of Indianapolis                           1,624,400         1,624,400
Accrued interest receivable                                                 699,593           703,927
Office properties and equipment- net                                      2,487,509         2,425,525
Prepaid expenses and other assets                                         8,242,896         8,126,784
                                                                       ------------      ------------
   Total assets                                                         154,916,493       149,671,535
                                                                       ============      ============

Liabilities and Stockholders' Equity
------------------------------------

Liabilities
-----------
Deposits                                                                114,418,924       109,330,981
Borrowed money                                                           19,296,899        20,296,899
Notes Payable                                                               923,756           927,043
Advance payments by borrowers for taxes and insurance                       703,976           406,372
Other liabilities                                                         2,816,009         1,864,420
                                                                       ------------      ------------
   Total liabilities                                                    138,159,564       132,825,715
                                                                       ------------      ------------

Guraranateed preferred beneficial interest in junior
   subordinated debentures (Capital trust securities)                     5,000,000         5,000,000

Stockholders' Equity
--------------------

Preferred stock, $.01 par value; authorized 100,000 shares;
   none outstanding                                                              --                --
Common Stock, $.01 par value; authorized 1,900,000 shares;
   1,686,169 shares issued and 765,063 shares outstanding at March
   31, 2003 and 789,663 shares outstanding at December 31, 2002              16,862            16,862
Additional paid- in capital                                              10,957,208        10,932,458
Retained earnings, substantially restricted                              10,207,336         9,922,705
Accumulated other comprehensive income, net of tax                          123,593           149,543
Treasury stock, at cost (921,106 shares at March 31, 2003 and
   896,506 shares at December 31, 2002)                                  (9,278,280)       (8,905,958)
Common stock acquired by Employee Stock Ownership Plan                     (269,790)         (269,790)
                                                                       ------------      ------------
   Total stockholders' equity                                            11,756,929        11,845,820
                                                                       ------------      ------------
Total liabilities and stockholders' equity                              154,916,493       149,671,535
                                                                       ============      ============

          See accompanying notes to consolidated financial statements.

                               AMB FINANCIAL CORP.
                                 AND SUBIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

                                                                       THREE MONTHS      THREE MONTHS
                                                                          ENDED             ENDED
                                                                         MARCH 31,         MARCH 31,
                                                                       ------------      ------------
                                                                           2003              2002
                                                                       ------------      ------------
                                                                         unaudited         unaudited
Interest income
   Loans                                                                  1,971,780         2,060,300
   Mortgage-backed securities                                                46,842            56,983
   Investment securities                                                     63,817            52,453
   Interest-bearing deposits                                                 28,477            25,985
   Dividends on FHLB stock                                                   22,712            24,032
                                                                       ------------      ------------
        Total interest income                                             2,133,628         2,219,753
                                                                       ------------      ------------
Interest expense
   Deposits                                                                 739,696           919,733
   Borrowings                                                               257,304           301,341
                                                                       ------------      ------------
        Total interest expense                                              997,000         1,221,074
                                                                       ------------      ------------

        Net interest income before provision for loan losses              1,136,628           998,679

Provision for loan losses                                                    48,494           152,957
                                                                       ------------      ------------
        Net interest income after provision for loan losses               1,088,134           845,722
                                                                       ------------      ------------
Non-interest income:
   Loan fees and service charges                                             65,635            44,154
   Deposit related fees                                                     140,393           112,069
   Other fee income                                                          90,005            56,599
   Rental Income                                                             20,553            74,518
   Gain on sale of  trading securities                                           --            21,562
   Unrealized gain on trading securities                                     42,345            11,947
   Loss from investment in limited partnership                              (22,000)          (25,875)
   Loss on sale of REO                                                           --           (28,114)
   Increase in cash value of insurance                                       40,857            38,363
   Other income                                                              11,735            11,751
                                                                       ------------      ------------
        Total non-interest income                                           389,523           316,974
                                                                       ------------      ------------
Non-interest expense:
   Staffing costs                                                           465,381           410,780
   Advertising                                                               22,093            18,951
   Occupancy and equipment expense                                          116,996           113,915
   Data processing                                                          123,955           113,525
   Professional fees                                                         52,427            36,629
   Federal deposit insurance premiums                                         4,528             4,534
   Capital trusts securities                                                 64,438                --
   Other operating expenses                                                 156,582           147,668
                                                                       ------------      ------------
        Total non-interest expense                                        1,006,400           846,002
                                                                       ------------      ------------

Net income before income taxes                                              471,257           316,694
Provision for (benefit from) federal and state income taxes                 143,624            80,260
                                                                       ------------      ------------
        Net income                                                          327,633           236,434
                                                                       ============      ============
Earnings per share- basic                                              $       0.45      $       0.29
Earnings per share- diluted                                            $       0.41      $       0.29

          See accompanying notes to consolidated financial statements.

                               AMB FINANCIAL CORP.
                                AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                                   (UNAUDITED)




                                                                           ACCUMULATED                   COMMON
                                               ADDITIONAL                    OTHER                       STOCK
                                   COMMON       PAID-IN       RETAINED    COMPREHENSIVE   TREASURY      ACQUIRED
                                   STOCK        CAPITAL       EARNINGS       INCOME         STOCK        BY ESOP        TOTAL
                                 ----------    ----------    ----------    ----------    ----------    ----------    ----------

Balance at December 31, 2002     $   16,862    10,932,458     9,922,705       149,543    (8,905,958)     (269,790)   11,845,820
                                 ----------    ----------    ----------    ----------    ----------    ----------    ----------

Comprehensive income:
  Net income                                                    327,633                                                 327,633

  Other comprehensive income,
  net of income taxes:
     Unrealized holding loss
     during the period                                                        (25,950)                                  (25,950)
                                                             ----------    ----------                                ----------
Total comprehensive income                                      327,633       (25,950)                                  301,683

Purchase of treasury stock
  (24,600 shares)                                                                          (372,322)                   (372,322)

Contribution to fund ESOP loan                     24,750                                                                24,750

Dividends declared on common
  stock ($.06 per share)                                        (43,002)                                                (43,002)
                                 ----------    ----------    ----------    ----------    ----------    ----------    ----------
Balance at March 31, 2003        $   16,862    10,957,208    10,207,336       123,593    (9,278,280)     (269,790)   11,756,929
                                 ==========    ==========    ==========    ==========    ==========    ==========    ==========





           See accompanying notes to consolidated financial statements

                               AMB FINANCIAL CORP.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        THREE MONTHS ENDING MARCH 31,
                                                                       ------------------------------
                                                                           2003              2002
                                                                       ------------      ------------
                                                                       (unaudited)
Cash flows from operating activities:
  Net income                                                           $    327,633           236,434
   Items not requiring (providing) cash:
    Depreciation                                                             47,901            44,665
    Amoritization of premiums and accretion of discounts                      1,013            (5,917)
    Provision for loan losses                                                48,494           152,957
    Increase in deferred compensation                                        22,381            20,673
    ESOP compensation                                                        24,750             9,600
    Gain on sale of trading securities                                           --           (21,562)
    Unrealized gain on trading securities                                   (42,345)          (11,947)
    Proceeds from sale of trading securities                                     --            75,000
    Loss from limited partnership                                            22,000            25,875
    Loss on sale of real estate owned                                            --            28,114
    Increase (decrease) in deferred income on loans                          12,032              (275)
    (Increase) decrease in accrued interest receivable                        4,334           (26,919)
    Increase (decrease) in accrued interest payable                           6,816            (6,151)
    Change in current and deferred income taxes                             118,624            65,260
    Other, net                                                             (727,239)         (980,364)
                                                                       ------------      ------------
Net cash provided by (for) operating activities                            (133,606)         (394,557)
                                                                       ------------      ------------

Cash flows from investing activities:
    Proceeds from maturity of investment securities                       1,700,000           500,000
    Purchase of investment securities                                    (1,767,864)       (2,491,031)
    Proceeds from repayments of mortgage-backed securities                  483,704           390,992
    Purchase of mortgage-backed securities                               (1,772,000)               --
    Purchase of loans                                                    (4,035,135)       (2,081,461)
    Loan disbursements                                                   (9,287,355)       (8,458,872)
    Loan repayments                                                      13,261,964        11,083,707
    Proceeds from sale of real estate owned                                  35,744           162,467
    Property and equipment expenditures, net                               (109,885)           (4,622)
                                                                       ------------      ------------
Net cash provided by (for) investing activities                          (1,490,827)         (898,820)
                                                                       ------------      ------------

Cash flows from financing activities:
    Net increase in deposits                                              5,087,943         1,779,252
    Repayment of borrowed money                                          (1,000,000)         (500,000)
    Repayment of notes payable                                               (3,287)           (3,257)
    Increase in advance payments by borrowers for taxes and insurance       297,604           262,152
    Proceeds from issuance of trust preferred securities                         --         5,000,000
    Purchase of teasury stock                                              (372,322)               --
    Dividends paid on common stock                                          (43,002)          (48,426)
                                                                       ------------      ------------
Net cash provided by financing activities                                 3,966,936         6,489,721
                                                                       ------------      ------------

Net change in cash and cash equivalents                                   2,342,503         5,196,344

Cash and cash equivalents at beginning of period                         12,352,502         8,962,658
                                                                       ------------      ------------
Cash and cash equivalents at end of period                             $ 14,695,005        14,159,002
                                                                       ============      ============
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                                           $    990,184         1,227,225
    Income taxes                                                             25,000            15,000

          See accompanying notes to consolidated financial statements.

                               AMB FINANCIAL CORP.
                                AND SUBSIDIARIES


Notes to Consolidated Financial Statements
------------------------------------------

1.   Statement of Information Furnished
     ----------------------------------

     The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and Article 10 of Regulation S-X, and in the opinion of management contains all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position as of March 31, 2003, the results of operations for the three months ended March 31, 2003 and 2002 and cash flows for the three months ended March 31, 2003 and 2002. These results have been determined on the basis of generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The attached consolidated statements are those of AMB Financial Corp. (the "Holding Company") and its consolidated subsidiaries American Savings, FSB (the "Bank"), the Bank's wholly owned subsidiary NIFCO, Inc., and the wholly owned subsidiary of NIFCO, Inc., Ridge Management, Inc. The results of operations for the three month period ended March 31, 2003 is not necessarily indicative of the results to be expected for the year ending December 31, 2003.



2.   Earnings Per Share
     ------------------

     Earnings per share for the three month periods ended March 31, 2003 and 2002 were determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding (see Exhibit 11 attached). Stock options are regarded as common stock equivalents and are considered in diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method. ESOP shares not committed to be released to participants are not considered outstanding for purposes of computing earnings per share amounts.



3.   Industry Segments
     -----------------

     The Company operates principally in the banking industry through its subsidiary bank. As such, substantially all of the Company's revenues, net income, identifiable assets and capital expenditures are related to banking operations.

4.   Trust Preferred Capital Securities
     ----------------------------------

     In March of 2002, the Company formed AMB Financial Statutory Trust I (the "Trust"). The Trust is a statutory business trust and is wholly owned by the Company. The Trust issued $5.0 million of Trust Preferred Capital Securities to a pool of Trust Preferred Securities and $155,000 of Common Securities to the Company. The Company issued subordinated debentures aggregating $5.155 million to the Trust. The junior subordinated debentures are the sole assets of the Trust. The junior subordinated debentures and the Trust Preferred Capital Securities pay interest and dividends, respectively, on a quarterly basis. The junior subordinated debentures and the Trust Preferred Capital Securities bear interest at a rate of 3-month LIBOR plus 3.60%, mature on March 26, 2032 and are non-callable for five years and, after that period, the Trust Preferred Securities may be called at any quarterly interest payment date at par. Dividends on the Trust Preferred Capital Securities are recorded as non-interest expense. Costs associated with the issuance of the securities totaling $192,000 were capitalized and are being amortized over the estimated life of the securities.



5.   Impact of New Accounting Standards
     ----------------------------------

     In September 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This statement addresses the financial accounting and reporting for obligations related to the retirement of tangible long-lived assets and the related asset retirement costs. The statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Adoption of this statement did not have a material effect on the Company's consolidated financial statements.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". This Statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This Statement is effective for fiscal years beginning after May 15, 2002. Adoption of this statement did not have a material effect on the Company's consolidated financial statements.

     In September 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement is effective for exit or disposal activities are initiated after December 31, 2002. Adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

     In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure". This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensations", "to provide alternative methods for transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This Statement is effective for fiscal years ending after December 15, 2002. Adoption of this statement did not have a material effect on the Company's consolidated financial statements.

     The foregoing does not constitute a comprehensive summary of all material changes or developments affecting the manner in which the Company keeps its books and records and performs its financial accounting responsibilities. It is intended only as a particular interest to financial institutions.



6.  Reclassification of Certain Line Items on Consolidated Statement of Earnings
    ----------------------------------------------------------------------------

     Certain line item amounts on the consolidated statement of earnings have been reclassified from the prior year periods to conform to current presentation. The reclassification is the result of determining that service fee income on the Company's purchased accounts receivable should be classified as other income and not as interest on loans receivable. All affected amounts and ratios, including loan yield, interest rate spreads and net interest margin discussed in Form 10-Q have been properly restated to reflect this reclassification. This change has no impact on current or previously issued consolidated statements of financial condition or results of operations, including net earnings and earnings per share.

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

                               FINANCIAL CONDITION
                               -------------------

                  MARCH 31, 2003 COMPARED TO DECEMBER 31, 2002


     Total assets of the Company were $154.9 million at March 31, 2003, an increase of $5.2 million, or 3.5% from $149.7 million at December 31, 2002. The increase was primarily due to increases in cash and interest-bearing deposits, mortgage-backed securities and loans receivable, funded by an increase in deposit balances.

     Cash and short-term investments increased by $2.3 million to $14.7 million at March 31, 2003 from a combined $12.4 million at December 31, 2002. Short-term liquidity remained relatively higher than normal due to high loan prepayments. The Company expects to redeploy this excess cash in loan production or investment securities, as the opportunities arise, or to repay matured borrowings as they come due.

     At March 31, 2003, the balance of investment securities classified as available for sale remained relatively constant at $5.8 million. Purchases during the current period of $1.7 million were offset by a like amount of maturities. The Company has been maintaining the amount of investment securities as a means of reinvesting higher liquidity. The purchases during the current period have been U.S. government agency securities. Gross unrealized gains in the available for sale portfolio were $106,000 at March 31, 2003 compared to gross unrealized gains of $119,000 at December 31, 2002.

     Trading account securities increased $42,000 to $608,000 at March 31, 2003. The increase is attributable to an increase in unrealized gains in the portfolio.

     Mortgage-backed securities available for sale increased by $1.3 million to $3.9 million at March 31, 2003. The increase is due to purchases of $1.8 million offset by prepayments and amortization of $475,000. Gross unrealized gains in the available for sale portfolio were $100,000 at March 31, 2003 compared to gross unrealized gains of $130,000 at December 31, 2002.

     The balance of loans receivable at March 31, 2003 amounted to $115.8 million, compared to $114.3 million at December 31, 2002, an increase of $1.5 million. The Bank originated both residential and non-residential loans of $9.3 million and purchased loans totaling $4.0 million during the three months ended March 31, 2003, compared to $8.4 million of originations and $2.1 million of purchases during the prior year period. The higher loan origination volume was primarily due to continued mortgage refinance activity as interest rates have decreased to historical lows. Offsetting originations and purchases were amortization and prepayments totaling $13.3 million and $11.1 million for the three months ended March 31, 2003 and 2002.

     The allowance for loan losses totaled $885,000, an increase of $47,000 from the balance at December 31, 2002. The Bank's allowance for loan losses total loans receivable was .74% at March 31, 2003, compared to .71% at December 31, 2002. Non-performing loans increased to $1.35 million, or 1.08% of total loans receivable at March 31, 2003, compared to $1.1 million, or .91% of total loans receivable at December 31, 2002. The ratio of allowance for loan losses to non-performing loans was 69.1% at March 31, 2003 compared to 78.2% at December 31, 2002.

     Deposits increased $5.1 million, to $114.4 million at March 31, 2003. The increase is due to an increase in core deposit accounts, primarily passbook accounts of $2.3 million and certificates of deposit of $2.8 million. At March 31, 2003, the Bank's core deposits (passbook, checking and money market accounts) comprise $39.3 million, or 34.4% of deposits, compared to $37.1 million, or 33.9% of deposits at December 31, 2002.

     Borrowed money, which consists of FHLB of Indianapolis advances, decreased by $1.0 million to $19.3 million at March 31, 2003. Currently, there is $4.0 million of FHLB advances maturing over the next twelve month period at a weighted average rate of 5.26%.

     In March 2002, the Company completed an issuance of $5.0 million of capital trust securities. The securities were issued by a special purpose business trust owned by the Company and sold to a pooled investment vehicle. The securities have a maturity of 30 years and the holders will be entitled to receive cumulative cash distributions at a variable annual rate, reset quarterly, equal to three month LIBOR plus 3.60%. In general, the securities will not be redeemable for five years except in the event of certain special redemption events.

     Total stockholder's equity of the Company decreased by $88,000 to $11.8 million, or 7.6% of total assets, at March 31, 2003 compared to $11.8 million, or 7.9% of total assets at December 31, 2002. The decrease was due to the repurchase of common stock in the amount of $372,000 and cash dividends paid of $43,000 offset by comprehension income of $302,000 and normal amortization of ESOP benefits of $25,000. The Company is no longer subject to regulatory limitations on stock repurchases and intends to continue modest repurchases of stock, subject to market conditions.

     COMPARISON OF OPERATING RESULTS FOR THE QUARTERS ENDED MARCH 31, 2003 AND 2002

     NET INCOME

     The Company's net income for the three months ended March 31, 2003 was $328,000, an increase of $92,000 compared to the three months ended March 31, 2002. This increase was due to an increase in net interest income of $139,000, a decline in the provision for loan losses of $104,000 and an increase in non-interest income of $73,000, offset by an increase in non-interest expense of $160,000 and an increase in income taxes of $63,000.


     INTEREST INCOME

     Total interest income decreased $85,000 or 3.8% for the three months ended March 31, 2003 compared to the prior year as a result of a 64 basis point decline in the average yield, offset by an $7.4 million increase in the average volume of interest earning assets. For the three months ended March 31, 2003 and 2002, the Company's average yield on interest earning assets was 6.36% and 7.00%, respectively, while the Company's average interest earning assets were $134.3 million and $126.9 million. The decrease in yield is primarily attributable to loans receivable resulting from both current originations at lower interest rates and prepayments of high interest rate loans due to declining interest rates. The higher volume was funded by the trust preferred securities issuance that occurred at the end of the first quarter of 2002 as well as strong deposit flows during the last six months. Interest income on loans receivable decreased $89,000 despite a $3.4 million increase in average loans receivable. The decline in interest rates has led to a high level of prepayments, which has led to a 53 basis point decline to 6.88% in the average yield on loans receivable.


     INTEREST EXPENSE

     Total interest expense decreased $224,000, or 18.3% to $1.0 million for the first quarter of 2003, due to a 81 basis point decrease in the average cost of interest-bearing liabilities compared to the prior year quarter, offset by an $4.2 million increase in average interest-bearing liabilities. For the three months ended March 31, 2003 and 2002, the Company's average cost on interest-bearing liabilities was 3.04% and 3.85%, respectively, while average interest-bearing liabilities were $131.1 million and $126.9 million.

     Interest expense on deposit accounts decreased by $180,000 to $740,000 for the first quarter of 2003, despite an $8.2 million increase in average deposits compared to the prior year quarter as a result of an 81 basis point decrease in average cost of deposits compared to the prior year's three month period. The decrease in the average cost of deposits was primarily due to the downward repricing of maturing certificates of deposit during the last twelve months, as well as reductions in interest rates paid on the Bank's core deposit products.

     Interest on borrowings decreased $43,000 to $257,000, as a result of a $4.0 million decrease in the average balance of borrowed funds offset by a 15 basis point increase in the average cost of borrowed funds. Higher than normal liquidity due to increased deposit balances and the proceeds from the issuance of trust preferred securities that occurred at the end of the first quarter of 2002, has enabled the Bank to repay maturing FHLB advances as they come due.


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

     A provision for loan losses of $48,000 was recorded during the three months ended March 31, 2003 as compared to $153,000 for the 2002 three month period. There were no changes in estimation method or assumptions that impacted the provision for loan loss during the quarter. The decrease in the loan loss provision during the current quarter relates primarily to the absence of a $110,000 additional provision which was provided in the prior year's quarter for the impairment of medical leases previously purchased by the Bank and serviced by a third party. Management believes that the total general loan loss allowance of $666,000 on total net loans of $115.8 million at March 31, 2003, is adequate given the area economic conditions, the level of impaired and non-performing loans, and the composition of the loan portfolio. At March 31, 2003, the Company was aware of no regulatory directives or suggestions that the Company make additional provisions for losses on loans.

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

     NON-INTEREST INCOME

     Non-interest income increased to $390,000 in the current quarter, compared to $317,000 reported in last year's first quarter. The increase in non-interest income is primarily due to a $33,000 increase in service fee income related to the Company's program to purchase and manage accounts receivable, and increases of $28,000 in deposit related fees and $22,000 in loan related fees and service charges. In the prior year period, the Company incurred a loss on the sale of real estate owned in the amount of $28,000 which did not occur during the current year's period. Offsetting these increases in non-interest income was a $54,000 decline in rental income at the Dyer branch office location which was previously leased to a third party. The Company has begun to remodel this space for use, in part, to expand office operations, and to lease the remaining space to an unrelated tenant. In addition, the Company also incurred a loss of $22,000 in the current quarter compared to a loss of $26,000 in the prior year's quarter, related to an investment in a low-income housing joint venture. As a result of this investment, the Company recorded an offsetting $35,000 in federal income tax credits during both periods which resulted in the reduction of the Company's effective income tax rate.


     NON-INTEREST EXPENSE.

     The Company's non-interest expense increased $161,000 to $1.0 million for the three months ended March 31, 2003 compared to $846,000 for the three months ended March 31, 2002. Compensation and benefits expense increased by $55,000 in the current quarter due to both normal compensation increases and higher benefit costs and to trust preferred securities expense of $65,000 which did not occur in the previous year. In addition, data processing costs increased by $10,000 primarily due to increased transaction activity, professional fees increased by $15,000 due to legal fees related to public company matters and other operating expenses increased by $13,000 from the prior year's quarter as a result of comparable increases in office supplies and security expense.


     INCOME TAXES.

     For the three months ended March 31, 2003, income tax expense totaled $143,000, or an effective tax rate of 30.5%, compared to $80,000, or an effective tax rate of 25.3%, for the three months ended March 31, 2002. Both periods were positively impacted by the recognition of approximately $35,000 in low-income housing tax credits provided through an investment in a limited partnership organized to build, own and operate a 56 unit low-income housing apartment complex.


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

                               CAPITAL REQUIREMENT

At March 31, 2003, the Bank was in compliance with all of its capital requirements as follows:

                                        March 31, 2003            December 31, 2002
                                     ---------------------      ---------------------
                                                   Percent of                 Percent of
                                        Amount       Assets        Amount       Assets
                                     -----------     -----      -----------     -----
Stockholders' equity of the Bank     $11,610,718      7.67%     $11,248,329      7.66%
                                     -----------     -----      -----------     -----

Tangible capital                      11,493,682      7.60%     $11,109,183      7.58%
Tangible capital requirement           2,269,000      1.50        2,199,000      1.50
                                     -----------     -----      -----------     -----
Exess                                $ 9,224,682      6.10%     $ 8,910,183      6.08%
                                     ===========     =====      ===========     =====

Core capital                          11,493,682      7.60%     $11,109,183      7.58%
Core capital requirement               4,539,000      3.00        4,398,000      3.00
                                     -----------     -----      -----------     -----
Excess                               $ 6,954,682      4.60%     $ 6,711,183      4.58%
                                     ===========     =====      ===========     =====

Core and supplementary capital        12,145,155     13.80%     $11,713,041     13.54%
Risk-based capital requirement         7,039,000      8.00        6,921,000      8.00
                                     -----------     -----      -----------     -----
Exess                                $ 5,106,155      5.80%     $ 4,792,041      5.54%
                                     ===========     =====      ===========     =====

Total Bank assets                   $151,408,000               $146,754,000
Adjusted total Bank assets           151,291,000               $146,615,000
Total risk-weighted assets            87,993,000               $ 86,571,000

A reconciliation of consolidated stockholders' equity of the bank for financial reporting purposes to capital available to the Bank to meet regulatory capital requirements is as follows:

                                    March 31, 2003           December 31, 2002
                                     -----------                -----------
Stockholders' equity of the Bank     $11,610,718                $11,248,329
Regulatory capital adjustment
  for available for sale securities     (117,036)                  (139,146)
                                     -----------                -----------

Tangible and core capital            $11,493,682                $11,109,183
General loan loss reserves               666,473                    618,858
Direct equity investments                (15,000)                   (15,000)
                                     -----------                -----------
 Core and supplementary capital      $12,145,155                $11,713,041
                                     ===========                ===========

                              NON-PERFORMING ASSETS
                              ---------------------

         The following table sets forth the amounts and categories of non-performing assets in the Company's portfolio. Loans are reviewed monthly and loans whose collectibility is doubtful are placed on non-accrual status. Loans are placed on non-accrual status when principal and interest is 90 days or more past due, unless, in the judgement of management, the loan is well collateralized and in the process of collection. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. Restructured loans include troubled debt restructuring (which involved forgiving a portion of interest principal on any loans or making loans at a rate materially less than the market).


                                                    MARCH 31,   DECEMBER 31,
                                                      2003          2002
                                                    --------      --------
                                                  (Dollars in   (Dollars in
                                                   thousands)    thousands)
Non- accruing loans:
     One to four family                                  292           534
     Multi- family                                        --            --
     Non- residential                                    475           475
     Commercial Business                                 453            66
     Construction                                         --            --
     Consumer                                             60            62
                                                    --------      --------
Total                                                  1,280         1,071
                                                    --------      --------

Foreclosed assets:
     One to four family                                   69           104
     Multi-family                                         --            --
     Non-residential                                      --            --
     Construction                                         --            --
     Consumer                                             --            --
                                                    --------      --------
Total                                                     69           104
                                                    --------      --------
Total non- performing assets                           1,349         1,175
                                                    ========      ========

Total as a percentage of total assets                   0.87%         0.79%

     For the three months period ended March 31, 2003, gross interest, which would have been recorded, had the non-accruing loans been current in accordance with their original terms amounted to $18,000.

     In addition to the non-performing assets set forth in the table above, as of March 31, 2003, there were no loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

     Management has considered the Company's non-performing and "of concern" assets in establishing its allowance for loan losses.


                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

     The Company's principal sources of funds are cash dividends paid by the Bank and liquidity generated by investments or borrowings. The Company's principal uses of funds are cash dividends to shareholders as well as investment security purchases and stock repurchases. During the three months ended March 31, 2003, the Company repurchased 24,600 shares of its common stock at an average price of $15.14 per share, for a total of $372,000.

     The Bank's principal sources of funds are deposits, advances from the FHLB of Indianapolis, principal repayments on loans and mortgage-backed securities, proceeds from the sale or maturity of investment securities and funds provided by operations. While scheduled loan and mortgage-backed securities amortization and maturing investment securities are a relatively predictable source of funds, deposit flows and loan and mortgage-backed securities prepayments are greatly influenced by economic conditions, the general level of interest rates and competition. The Bank utilizes particular sources of funds based on comparative costs and availability. The Bank generally manages the pricing of its deposits to maintain a steady deposit balance, but has from time to time decided to increase rates on deposits, and when necessary, to supplement deposits with longer term and/or less expensive alternative sources of funds in order to achieve a desired funding level.

     During the three months ended March 31, 2003, the Bank originated and purchased loans totaling $13.3 million compared with $10.5 million during the same period a year ago. At March 31, 2003, the Bank had outstanding commitments to originate loans of $2.4 million and unused lines of credit issued to third parties totaling $4.2 million. At March 31, 2003, the Company believes it has sufficient cash to fund its outstanding commitments or will be able to obtain the necessary funds from outside sources to meet its cash requirements.

                        DISCLOSURE AND INTERNAL CONTROLS
                        --------------------------------

     The Company has adopted interim disclosure controls and procedures designed to facilitate the Company's financial reporting. The interim disclosure controls currently consist of communications between the Chief Executive Officer, the Chief Financial Officer and each department head to identify any new transactions, events, trends or contingencies which may be material to the Company's operations. The Company's disclosure controls also include certain elements of the Company's internal controls adopted in connection with applicable accounting guidelines. Finally, the Company's Chief Executive Officer, Chief Financial Officer, Audit Committee and independent accountants meet on a quarterly basis and discuss the Company's material accounting policies. The Company's Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of these interim disclosure controls within the 90 days of the filing of this report and found them to be adequate.

     The Company maintains internal controls and has evaluated such controls within 90 days of the filing of this report. There have not been any significant changes in such internal controls subsequent to the date of their evaluation.

                               RECENT DEVELOPMENTS
                               -------------------

     On April 23, 2003 the Company declared a cash dividend of $.06 per share, payable on May 16, 2003 to shareholders of record on May 2, 2003 as well as a stock dividend of 5 shares for 4 shares (25%) by distributing a portion of its treasury shares payable on May 29, 2003 to shareholders of record on May 14, 2003. Fractional shares created by stock dividend will be paid in cash.

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


     Item 2.   CHANGES IN SECURITIES
               ---------------------
               None.


     Item 3.   DEFAULTS UPON SENIOR SECURITIES
               -------------------------------
               None.


     Item 4.   OTHER INFORMATION
               -----------------
               Not applicable.


     Item 5.   EXHIBITS AND REPORTS ON FORM 8-K
               --------------------------------
               (a)  Exhibit 11: Computation of earnings per share

               (b)  Exhibit 99.1 Certification of Clement B. Knapp pursuant to section 906 of the Sarbanes Oxley Act of 2002. Exhibit 99.2 Certification of Daniel T. Poludniak pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

               (c) The Company filed Form 8-K dated January 22, 2003 attaching it press release announcing the results of operations for quarter ended December 31, 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 and 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               AMB FINANCIAL CORP.
                            ------------------------
                                   Registrant

Date:  April 23, 2003


By:                  /s/ Clement B. Knapp, Jr.
                     -------------------------------------
                     President and Chief Executive Officer
                     (DULY AUTHORIZED REPRESENTATIVE)




By:                  /s/ Daniel T. Poludniak
                     -------------------------------------
                     Vice President and Chief Financial Officer
                     (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

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

Date: April 23, 2003                                /s/ Clement B. Knapp, Jr.
                                                    -------------------------
                                                    Clement B. Knapp, Jr.
                                                    President and Chief
                                                    Executive Officer

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

Date: April 23, 2003                                /s/ Daniel T. Poludniak
                                                    -------------------------
                                                    Daniel T. Poludniak
                                                    Vice President and
                                                    Chief Financial Officer

                                INDEX TO EXHIBITS
                                =================





     Exhibit No.
     -----------

        11                 Statement re: Computation of Earnings Per Share

        99.1               Section 906 Certification for CEO

        99.2               Section 906 Certification for CFO