Form 10-Q
period 2003-06-30
AMB FINANCIAL CORP
filed 2003-07-30
CIK 915393

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         -------------------------------

                                    FORM 10-Q



    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

                                                OR

    [ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

                         Commission File Number 0-23182

                               AMB Financial Corp.
             (Exact name of registrant as specified in its charter)

          Delaware                                           35-1905382
          --------                                           ----------
(State or other jurisdiction                              (I.R.S. Employer
    of incorporation or                                    Identification
        organization)                                          Number)

8230 Hohman Avenue, Munster, Indiana                               46321-1578
------------------------------------                               ----------
(Address of Principle executive offices)                           (Zip Code)

Registrant telephone number, include are code:        (219) 836-5870
                                                      --------------

     Check whether the issuer (1) has filed all reports required to be filed by
Section 130 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of July 25, 2003 there were 1,686,169 shares of the Registrant's common stock issued and 949,379 shares outstanding.

     Transitional Small Business Disclosure Format (check one) : Yes [ ] No [X]

================================================================================

                               AMB FINANCIAL CORP.

                                    FORM 10-Q

                                TABLE OF CONTENTS

Part I. FINANCIAL INFORMATION                                              Page

     Item 1.   Financial Statements

               Consolidated Statements of Financial Condition at
               June 30, 2003 (Unaudited) and December 31, 2002               3

               Consolidated Statements of Earnings for the three
               and six months ended June 30, 2003 and 2002
               (unaudited)                                                   4

               Consolidated Statements of Changes in
               Stockholders Equity, six months ended
               June 30, 2003 (unaudited)                                     5

               Consolidated Statements of Cash Flows for the
               six months ended June 30, 2003 and 2002
               (unaudited)                                                   6

               Notes to Consolidated Financial Statements                   7-8

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         9-22

Part II. OTHER INFORMATION                                                23-24

         Signatures                                                         25

         Rule 13a-14 Certifications                                       26-27

         Index of Exhibits                                                  28

         Earnings Per Share Analysis (Exhibit 11)                           29

         Section 906 Certification (Exhibits 99.1 and 99.2)               30-31

                               AMB FINANCIAL CORP.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                     June 30,      December 31,
                                                                       2003            2002
                                                                   ------------    ------------
ASSETS
------
Cash and amounts due from depository institutions                     3,908,072       3,848,575
Interest-bearing deposits                                            11,244,973       8,503,927
                                                                   ------------    ------------
     Total cash and cash equivalents                                 15,153,045      12,352,502
Investment securities, available for sale, at fair value              4,790,841       5,764,121
Trading securities                                                      534,506         565,929
Mortgage backed securities, available for sale, at fair value         3,506,514       2,643,219
Loans receivable (net of allowance for loan losses:
     $945,590 at June 30, 2003 and
     $837,859 at December 31, 2002)                                 115,385,865     114,318,331
Investment in LTD Partnership                                         1,002,300       1,042,600
Real Estate Owned                                                        62,811         104,197
Stock in Federal Home Loan Bank of Indianapolis                       1,645,900       1,624,400
Accrued interest receivable                                             647,339         703,927
Office properties and equipment- net                                  2,532,064       2,425,525
Prepaid expenses and other assets                                     8,967,235       8,126,784
                                                                   ------------    ------------
     Total assets                                                   154,228,420     149,671,535
                                                                   ============    ============

Liabilities and Stockholders' Equity
------------------------------------

LIABILITIES
-----------

Deposits                                                            113,233,232     109,330,981
Borrowed money                                                       19,196,763      20,296,899
Notes Payable                                                           776,203         927,043
Advance payments by borrowers for taxes and insurance                   914,244         406,372
Other liabilities                                                     3,145,334       1,864,420
                                                                   ------------    ------------
     Total liabilities                                              137,265,776     132,825,715
                                                                   ------------    ------------

Guaranteed preferred beneficial interest in
      junior subordinated debentures  (Capital trust securities)      5,000,000       5,000,000

Stockholders' Equity
--------------------

Preferred stock, $.01 par value; authorized
     100,000 shares; none outstanding                                      --              --
Common Stock, $.01 par value; authorized 1,900,000 shares;
     1,686,169 shares issued and 949,379 shares outstanding
     at June 30, 2003 and 987,004 shares outstanding at
     December 31, 2002                                                   16,862          16,862
Additional paid- in capital                                          10,989,107      10,932,458
Retained earnings, substantially restricted                           8,540,536       9,922,705
Accumulated other comprehensive income, net of tax                      131,061         149,543
Treasury stock, at cost (736,790 shares at June 30. 2003
     and 699,165 shares at December 31, 2002)                        (7,445,132)     (8,905,958)
Common stock acquired by Employee Stock Ownership Plan                 (269,790)       (269,790)
                                                                   ------------    ------------
     Total stockholders' equity                                      11,962,644      11,845,820
                                                                   ------------    ------------

Total liabilities and stockholders' equity                          154,228,420     149,671,535
                                                                   ============    ============

                               AMB FINANCIAL CORP.
                                 AND SUBIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS


                                          Three Months  Three Months   Six Months    Six Months
                                              Ended         Ended         Ended        Ended
                                             June 30,      June 30,      June 30,     June 30,
                                           ----------    ----------    ----------    ----------
                                              2003          2002          2003          2002
                                           ----------    ----------    ----------    ----------
                                            unaudited     unaudited     unaudited     unaudited
Interest income
     Loans                                  1,950,541     2,036,048     3,922,321     4,096,348
     Mortgage-backed securities                47,704        48,106        94,546       105,089
     Investment securities                     58,628        74,889       122,445       127,342
     Interest-bearing deposits                 27,854        44,116        56,331        70,101
     Dividends on FHLB stock                   19,140        25,312        41,852        49,344
                                           ----------    ----------    ----------    ----------
          Total interest income             2,103,867     2,228,471     4,237,495     4,448,224
                                           ----------    ----------    ----------    ----------

Interest expense
     Deposits                                 693,762       844,073     1,433,458     1,763,806
     Borrowings                               266,270       306,229       523,574       607,570
                                           ----------    ----------    ----------    ----------
          Total interest expense              960,032     1,150,302     1,957,032     2,371,376
                                           ----------    ----------    ----------    ----------

          Net interest income before
            provision for loan losses       1,143,835     1,078,169     2,280,463     2,076,848
Provision for loan losses                      60,918       121,880       109,412       274,837
                                           ----------    ----------    ----------    ----------
          Net interest income after
            provision for loan losses       1,082,917       956,289     2,171,051     1,802,011
                                           ----------    ----------    ----------    ----------

Non-interest income:
     Loan fees and service charges             58,135        32,996       123,770        77,150
     Deposit related fees                     144,851       117,607       285,244       229,676
     Other fee income                          91,056        74,818       181,061       131,417
     Rental Income                             18,903        54,880        39,456       129,398
     Gain on sale of trading securities        21,082          --          21,082        21,563
     Unrealized gain on trading
      securities                               24,495         3,243        66,840        15,190
     Gain  on sale of investment
      securities available for sale            10,179          --          10,179          --
     Loss from investment
      in limited partnership                  (18,300)      (21,875)      (40,300)      (47,750)
     Gain (loss)  on sale of REO               15,831          --          15,831       (28,114)
     Increase in cash value of insurance       39,286        39,706        80,143        80,563
     Other income                              22,796        27,291        34,531        36,547
                                           ----------    ----------    ----------    ----------
          Total non-interest income           428,314       328,666       817,837       645,640
                                           ----------    ----------    ----------    ----------

Non-interest expense:
     Staffing costs                           478,489       433,174       943,870       843,954
     Advertising                               29,136        21,326        51,229        40,277
     Occupancy and equipment expense          126,932       104,423       243,928       218,338
     Data processing                          142,854       126,644       266,809       252,108
     Professional fees                         75,904        58,096       128,331        94,725
     Federal deposit insurance premiums         4,523         4,530         9,051         9,064
     Capital trust securities                  64,420        73,642       128,858        73,642
     Other operating expenses                 141,763       126,598       298,345       262,327
                                           ----------    ----------    ----------    ----------
          Total non-interest expense        1,064,021       948,433     2,070,421     1,794,435
                                           ----------    ----------    ----------    ----------


Net income before income taxes                447,210       336,522       918,467       653,216
Provision for federal and state
  income taxes                                148,798        82,789       292,422       163,049
                                           ----------    ----------    ----------    ----------

          Net income                          298,412       253,733       626,045       490,167
                                           ==========    ==========    ==========    ==========

Earnings per share- basic                  $     0.33    $     0.25    $     0.69    $     0.49
Earnings per share- diluted                $     0.30    $     0.24    $     0.62    $     0.47

See accompanying notes to consolidated financial statements.

                               AMB FINANCIAL CORP.
                                 AND SUBIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                 Accumulated                 Common
                                                        Additional                  Other                     Stock
                                             Common      Paid-in      Retained  Comprehensive   Treasury    Acquired
                                              Stock      Capital      Earnings      Income       Stock       by ESOP       Total
                                          -----------  -----------  -----------  -----------  -----------  -----------  -----------
Balance at December 31, 2002              $    16,862   10,932,458    9,922,705      149,543   (8,905,958)    (269,790)  11,845,820
                                          -----------  -----------  -----------  -----------  -----------  -----------  -----------
Comprehensive income:
  Net income                                                            626,045                                             626,045
  Other comprehensive income,
      net of  income taxes:
     Unrealized holding loss
       during the period                                                             (13,956)                               (13,956)
     Less: Reclassification  adjustment
       of gains included in net income                                                (4,526)                                (4,526)
                                                                    -----------  -----------                            -----------

Total comprehensive income                                              626,045      (18,482)                               607,563

Purchase treasury stock  (37,625 shares)                                                         (457,240)                 (457,240)

Contribution to  fund ESOP loan                             54,750                                                           54,750

Dividends declared on
    common stock ($.096 per share)                                      (87,197)                                            (87,197)

25% stock dividend, including
   impact of fractional shares                               1,899   (1,921,017)                1,918,066                    (1,052)
                                          -----------  -----------  -----------  -----------  -----------  -----------  -----------

Balance at June 30, 2003                  $    16,862   10,989,107    8,540,536      131,061   (7,445,132)    (269,790)  11,962,644
                                          ===========  ===========  ===========  ===========  ===========  ===========  ===========

See accompanying notes to consolidated financial statements

                               AMB FINANCIAL CORP.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                Six Months Ended June 30,
                                                              ----------------------------
                                                                  2003            2002
                                                              ------------    ------------
                                                               (unaudited)

Cash flows from operating activities:
  Net income                                                  $    626,045    $    490,167
  Adjustments to reconcile net income to net cash:
    Depreciation                                                    98,492          89,650
    Amortization of premiums and accretion of discounts              5,778          (6,623)
     Federal Home Loan Bank stock dividend                         (21,500)           --
     Provision for loan losses                                     109,412         274,837
     Increase in deferred compensation                              46,359          42,959
     ESOP compensation                                              54,750          25,200
     Gain on sale of investment securities                         (10,179)           --
     Gain on sale of trading account securities                    (21,082)        (21,562)
     Unrealized gain on trading account securities                 (66,840)        (15,190)
     Proceeds from sales of trading account securities             119,958          75,000
     Loss from limited partnership                                  40,300          47,750
     (Gain) loss on sale of real estate owned                      (15,831)         28,114
     Increase in cash surrender value of life insurance            (80,143)        (80,563)
     Increase (decrease) in deferred income on loans                23,438         (13,522)
     Decrease in accrued interest receivable                        56,588          46,639
     Increase (decrease) in accrued interest payable                 2,363         (13,214)
     Change in current and deferred income tax                     103,214          65,549
     Other, net                                                    380,378        (552,408)
                                                              ------------    ------------

Net cash provided by operating activities                        1,451,500         482,783
                                                              ------------    ------------

Cash flows from investing activities:
     Proceeds from sale of investment securities                   109,906            --
     Proceeds fom maturity and early redemption of
       investment securities                                     2,800,000       2,500,000
     Purchase of investment securities                          (1,969,509)     (4,401,848)
     Proceeds from repayments of mortgage-backed securities      1,414,248         641,256
     Purchase of mortgaged-back securities                      (2,271,062)       (498,157)
     Purchase of loans                                          (6,104,265)     (4,756,580)
     Loan disbursements                                        (18,724,246)    (15,527,463)
     Loan repayments                                            23,565,316      23,323,094
     Proceeds from sale of real estate owned                       120,028         162,467
     Property and equipment expenditures                          (205,031)        (66,571)
                                                              ------------    ------------

Net cash provided for investing activities                      (1,264,615)      1,376,198
                                                              ------------    ------------

Cash flows from financing activities:
     Net increase in deposits                                    3,902,251       1,574,818
     Repayment of  borrowed money                               (1,100,136)     (1,596,130)
     Repayment of note payable                                    (150,840)       (152,556)
     Increase (decrease) in advance payments by borrowers
      for taxes and insurance                                      507,872         (57,075)
     Proceeds from issuance of trust preferred securities                0       5,000,000
     Purchase of treasury stock                                   (457,240)        (49,980)
     Dividend paid on common stock                                 (88,249)        (96,980)
                                                              ------------    ------------

Net cash provided by financing activities                        2,613,658       4,622,097
                                                              ------------    ------------

Net change in cash and cash equivalents                          2,800,543       6,481,078

Cash and cash equivalents at beginning of period                12,352,502       8,962,659
                                                              ------------    ------------

Cash and cash equivalents at end of period                    $ 15,153,045      15,443,737
                                                              ============    ============

  Cash paid during the period for:
     Interest                                                 $  1,954,669    $  2,458,232
     Income taxes                                                  189,208          97,500
 Non-cash investing activities:
   Transfer of loans to real estate owned                           62,811            --

 See notes to consolidated financial statements.

ITEM 1.                       FINANCIAL STATEMENTS
                               AMB FINANCIAL CORP.
                                AND SUBSIDIARIES

Notes to Consolidated Financial Statements
------------------------------------------

1. Statement of Information Furnished
   ----------------------------------

   The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and Article 10 of Regulation S-X, and in the opinion of management contains all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position as of June 30, 2003, the results of operations for the three and six months ended June 30, 2003 and 2002 and cash flows for the six months ended June 30, 2003 and 2002. These results have been determined on the basis of generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The attached consolidated statements are those of AMB Financial Corp. (the "Holding Company") and its consolidated subsidiaries American Savings, FSB (the "Bank"), the Bank's wholly owned subsidiary NIFCO, Inc., and the wholly owned subsidiary of NIFCO, Inc., Ridge Management, Inc. The results of operations for the three and six month period ended June 30, 2003 is not necessarily indicative of the results to be expected for the full year.

2. Earnings Per Share
   ------------------

   Earnings per share for the three and six month periods ended June 30, 2003 and 2002 were determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding after completion of the 5 for 4 stock split completed on May 29, 2003 (see Exhibit 11 attached). Stock options are regarded as common stock equivalents and are considered in diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method. ESOP shares not committed to be released to participants are not considered outstanding for purposes of computing earnings per share amounts.

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

5. Stockholders' Equity
   --------------------

   On April 23, 2003, the Board of Directors of AMB Financial Corp. approved a 5 for 4 stock split, effected in the form of a stock dividend which was payable on May 29, 2003 to stockholders of record on May 14, 2003. Accordingly, stockholders of record received one additional share for every four shares owned as of May 14, 2003. All prior share related information has been restated to reflect the stock split effect, including earnings per share data.


6. Impact of New Accounting Standards
   ----------------------------------

   Consolidation of Variable Interest Entities: In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. The objective of this interpretation is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, non-controlling interest, and results of operations of a VIE need to be included in a company's consolidated financial statements. Because the Company does not have interest in any VIE's, the adoption of FIN 46 did not have a material impact on the Company's results of operations, financial position, or liquidity.

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

                               FINANCIAL CONDITION
                               -------------------

                   JUNE 30, 2003 COMPARED TO DECEMBER 31, 2002

Total assets of the Company were $154.2 million at June 30, 2003, an increase of $4.5 million, or 3.0% from $149.7 million at December 31, 2002. The increase is primarily due to higher cash and interest-bearing deposits, mortgage-backed securities and loans receivable, a decrease in investment securities which was funded by an increase in deposit balances, offset in part by a reduction in borrowed money.

Cash and short-term investments increased by $2.8 million to $15.2 million at June 30, 2003 from a combined $12.4 million at December 31, 2002. Short-term liquidity remained relatively higher than normal due to high loan prepayments. The Company intends, subject to market conditions, to re-deploy this excess cash in loan production or investment securities, as the opportunities arise, or to repay matured borrowings as they come due.

Investment securities available for sale decreased by $1.0 million to $4.8 million at June 30, 2003. The decrease reflects maturities and calls of $2.8 million and sales of $110,000, offset by $2.0 million in purchases. The purchases during the current period have been primarily U.S. government agency securities. Gross unrealized gains in the available for sale portfolio were $93,000 at June 30, 2003 compared to gross unrealized gains of $119,000 at December 31, 2002.

Trading account securities decreased by $32,000 to $534,000 at June 30, 2003. The decline is attributable to security sales in the amount of $120,000 offset by both realized and unrealized gains from the portfolio in the amount of $88,000.

Mortgage-backed securities available for sale increased by $863,000 to $3.5 million at June 30, 2003. The increase is due to purchases of $2.3 million offset by prepayments and amortization of $1.4 million. Gross unrealized gains in the available for sale portfolio were $125,000 at June 30, 2003 compared to gross unrealized gains of $130,000 at December 31, 2002.

The balance of loans receivable at June 30, 2003 amounted to $115.4 million, compared to $114.3 million at December 31, 2002, an increase of $1.1 million. The Bank originated both residential and non-residential loans of $18.7 million and purchased loans totaling $6.1 million during the six months ended June 30, 2003, compared to $15.5 million of originations and $4.8 million of purchases during the prior year period. The higher loan origination volume was primarily due to continued mortgage refinance activity as interest rates have decreased to historical lows. Offsetting originations and purchases were amortization and prepayments totaling $23.6 million and $23.3 million for the six months ended June 30, 2003 and 2002.

The allowance for loan losses totaled $946,000, an increase of $108,000 from the balance at December 31, 2002. The Company's allowance at June 30, 2003, for loan losses to total loans receivable was .80% at June 30, 2003, compared to .71% at December 31, 2002. Non-performing loans increased to $1.38 million, or 1.17% of total loans receivable at June 30, 2003, compared to $1.1 million, or .91% of total loans receivable at December 31, 2002. The ratio of allowance for loan losses to non-performing loans was 68.5% at June 30, 2003 compared to 78.2% at December 31, 2002.

Deposits increased $3.9 million, to $113.2 million at June 30, 2003. The increase is due to an increase in core deposit accounts, primarily money market accounts, of $5.9 million offset by a decline in certificates of deposit of $2.0 million. At June 30, 2003, the Bank's core deposits (passbook, checking and money market accounts) comprised $43.0 million, or 38.0% of deposits, compared to $37.1 million, or 33.9% of deposits at December 31, 2002.

Borrowed money, which consisted of FHLB of Indianapolis advances, decreased by $1.1 million to $19.2 million at June 30, 2003. At June 30, 2003, there were $4.0 million of FHLB advances maturing over the next twelve-month period at a weighted average rate of 5.26%.

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

Total stockholder's equity of the Company increased by $117,000 to $12.0 million, or 7.8% of total assets, at June 30, 2003 compared to $11.8 million, or 7.9% of total assets at December 31, 2002. The increase was due to comprehensive income of $607,000 and normal amortization of ESOP benefits of $55,000 offset by the repurchase of common stock in the amount of $457,000 and cash dividends paid of $88,000. The Company is no longer subject to regulatory limitations on stock repurchases and intends to continue, subject to market conditions, modest repurchases of stock.

COMPARISON OF OPERATING RESULTS FOR THE QUARTERS ENDED JUNE 30, 2003 AND 2002

NET INCOME

The Company's net income for the three months ended June 30, 2003 was $298,000, or $.30 per diluted share, compared to net income of $254,000, or $.24 per diluted share for the three months ended June 30, 2002. The 25% increase in earnings per share is primarily due to higher net interest income, deposit account service fees and purchased accounts receivable service fees, offset by higher non-interest expense and taxes. Earnings per share amount for both current and prior year period have been adjusted to reflect the effect of the Company's 5 for 4 stock split paid on May 29, 2003.


INTEREST INCOME

Total interest income decreased $124,000 or 5.6% for the three months ended June 30, 2003 compared to the prior year as a result of a 49 basis point decline in the average yield, partially offset by an $2.6 million increase in the average volume of interest earning assets. For the three months ended June 30, 2003 and 2002, the Company's average yield on interest earning assets was 6.20% and 6.69%, respectively, while the Company's average interest earning assets were $135.8 million and $133.2 million.

Interest income on loans receivable decreased $86,000 despite a $4.2 million increase in average loans receivable. The general decline in interest rates resulted in a high level of prepayments, which caused a 56 basis point decline in the average yield on loans receivable. The decrease in yield is primarily attributable to both current originations and purchases at lower interest rates and prepayments of high interest rate loans due to declining interest rates. The higher volume is attributable to both aggressive lending efforts, continued loan purchases and record low interest rates.

Interest income on investment securities decreased $16,000 due to a $1.4 million decrease in average balance as well as a 19 basis point decline in average yield, while interest income on interest-bearing deposits also declined by $16,000 due to a $1.2 million decrease in average balance and a 46 basis point decline in average yield.


INTEREST EXPENSE

Total interest expense decreased $190,000, or 16.5% to $960,000 for the second quarter of 2003, due to a 70 basis point decrease in the average cost of interest-bearing liabilities compared to the prior year quarter, offset by an $4.4 million increase in average interest-bearing liabilities. For the three months ended June 30,

2003 and 2002, the Company's average cost on interest-bearing liabilities was 2.89% and 3.59%, respectively, while average interest-bearing liabilities were $133.0 million and $128.5 million.

Interest expense on deposit accounts decreased by $150,000 to $694,000 for the second quarter of 2003, despite an $8.2 million increase in average deposits compared to the prior year quarter. The 76 basis point decrease in the average cost of deposits for the second quarter of 2003 compared to the prior year's three month period is primarily due to the downward repricing of maturing certificates of deposit, as well as the lower interest rate paid on core deposits due to the decline in short-term rates.

Interest on borrowings decreased $50,000 to $266,000, as a result of a $3.7 million decrease in the average balance of borrowed funds offset by a 15 basis point increase in the average cost of borrowed funds. Higher than normal liquidity due to increased deposit balances and the proceeds from the issuance of trust preferred securities that occurred at the end of the first quarter of 2002, has enabled the Bank to repay maturing FHLB advances as they come due.


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

A provision for loan losses of $61,000 was recorded during the three months ended June 30, 2003 as compared to $122,000 for the 2002 three month period. There were no changes in estimation method or assumptions that impacted the provision for loan loss during the quarter. The decrease in the loan loss provision during the current quarter relates to the absence of a $70,000 additional provision which was provided in the prior year's quarter for the impairment of medical leases previously purchased by the Bank and serviced by a third party. Management believes that the total general loan loss allowance of $688,000 on total net loans of $115.4 million at June 30, 2003, is adequate given the area economic conditions, the level of impaired and non-performing loans, and the composition of the loan portfolio. At June 30, 2003, the Company was aware of no regulatory directives or suggestions that the Company make additional provisions for losses on loans.

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


NON-INTEREST INCOME

Non-interest income increased to $428,000 in the current quarter, compared to $329,000 reported in last year's second quarter. The increase in non-interest income is primarily due to a $27,000 increase in deposit related fees, primarily ATM surcharge fees, $25,000 in loan related fees and a $16,000 increase in service fee income related to the Company's program to purchase and manage accounts receivable. Results for the current quarter include both $21,000 in realized gains and $24,000 in unrealized gains on the Company's trading account securities as compared to $3,000 in unrealized gains in the prior year's quarter. The Company also reported a profit on the sale of real estate owned in the amount of $16,000, which did not occur during the prior year's quarter. Offsetting these increases in non-interest income was a $36,000 decline in rental income at the Dyer branch office location, which was previously leased to a third party. The Company is remodeling this space to use, in part, to expand office operations, and to lease the remaining space to an unrelated tenant. In addition, the Company also incurred a loss of $18,000 in the current quarter compared to a loss of $22,000 in the prior year's quarter, related to an investment in a low-income housing joint venture. As a result of this investment, the Company recorded an offsetting $35,000 in federal income tax credits during both periods, which resulted in the reduction of the Company's effective income tax rate.


NON-INTEREST EXPENSE

The Company's non-interest expense increased $116,000 to $1.06 million for the three months ended June 30, 2003 compared to $948,000 for the three months ended June 30, 2002. Compensation and benefits expense increased by $45,000 in the current quarter due to both normal compensation increases and higher benefit costs and to increased occupancy and equipment costs of $23,000 primarily due to, including the effect on ESOP expense resulting from the increase in the Company's stock price, increased depreciation and tax expense. In addition, data processing costs increased by $16,000 primarily due to increased transaction activity, professional fees increased by $18,000 due to fees related to public company matters, including the impact of new corporate reform legislation and rules, and other operating expenses increased by $24,000 from the prior year's quarter as a result of comparable increases in advertising, office supplies and security expense.

INCOME TAXES

For the three months ended June 30, 2003, income tax expense totaled $149,000, or an effective tax rate of 33.3%, compared to $83,000, or an effective tax rate of 24.6%, for the three months ended June 30, 2002. Both periods were positively impacted by the recognition of approximately $35,000 in low-income housing tax credits which have a greater impact on the effective tax rate in a lower earnings period compared to a higher earnings period.


COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

NET INCOME

Net income for the six months ended June 30, 2003 totaled $626,000, or $.62 per diluted share compared to $490,000, or $.47 per diluted share for the six months ended June 30, 2002, an increase of $136,000, or 27.8%. The increase is primarily due to higher net interest income and fee income, offset by higher non-interest expense and income taxes. The return on average stockholders' equity improved to 10.63% during the six months ended June 30,2003, compared to 8.22% for the six months ended June 30, 2002.


INTEREST INCOME

Total interest income decreased $211,000 for the six months ended June 30, 2003 compared to the six months ended June 30, 2002. Of this decrease, $174,000 is attributable to interest earned on loans receivable. While the Bank's average balance of loans receivable increased $3.8 million to $115.1 million for the first six months of 2003, the average yield on loans receivable decreased by 55 basis points compared to the prior year period. The decline in the average rate is due to the impact of declining interest rates and the downward repricing of the Company's loan portfolio since last year, as lower rates have increased loan prepayments, and driven down new origination interest rates. Interest income on mortgage-backed securities decreased by $10,000 due to a decline of 186 basis points in average yield offset by a $400,000 increase in the average balance. The $14,000 decrease in interest income on interest-bearing deposits for the six months ended June 30, 2003 compared to the prior year period was due to a decline in the average yield of 41 basis points as short term interest rates continued to decline between the periods, offset by a $726,000 increase in the average balance.

INTEREST EXPENSE

Total interest expense on interest-bearing liabilities decreased $414,000, or 17.4% for the six months ended on June 30, 2003 compared to the prior year. Interest expense on deposits decreased $330,000, due to an 84 basis point decrease in the average cost of deposits offset by an $8.2 million increase in balance of average deposits. The decrease in deposit costs were primarily due to the downward repricing of certificates of deposit and an increase in lower cost core deposits. Interest on borrowings decreased $84,000, reflecting a $3.9 million decrease in the average balance of borrowed funds, primarily advances from the FHLB of Indianapolis, offset by a 16 basis point rise in average cost.


PROVISION FOR LOAN LOSSES

Based on management's assessment of the adequacy of the loan loss reserve as of June 30, 2003 and 2002, the Bank provided $109,000 for loan loss provision in 2003 compared to $275,000 for the first six months of 2002. Net charge-offs were $1,000 and $366,000 for the six months ended June 30, 2003 and 2002, respectively. The increased provision in the prior year period relates to the Bank's charge-off of medical lease loans during the second quarter of 2002.

Included in non-performing loans at June 30, 2003 is a $475,000 participation in a non-residential loan that is currently in the process of foreclosure. Management has authorized the establishment of a specific valuation reserve against this loan in the amount of $258,000. The $258,000 valuation allowance is included in the above loan loss allowance. Although the Bank believes it maintains its allowance for loan losses at a level that it considers to be adequate, there can be no assurance that future losses will not exceed estimated amounts of that additional provisions for loan losses will not be required in future periods.


NON-INTEREST INCOME

Non-interest income increased $172,000 to $818,000 for the six months ended June 30, 2003 compared to $646,000 for the six months ended June 30, 2002 primarily due to increased fee income and service charges of $152,000, an increase in unrealized gains on the Company's trading portfolio of $52,000 and an increased profit from the sale of real estate owned of $44,000, offset by a decline in rental income from the Dyer office location of $90,000

Deposit related fee income increased by $56,000 to $285,000 for the six months ended June 30, 2003, due to increased minimum balance and ATM fee charges while service fee income from the purchase and management of accounts receivable increased by $50,000. Loan related fees also increased by $57,000 due in part to the volume of loan origination activity.

In addition, the Company also recorded a loss of $40,000 during the six months ended June 30, 2003 as compared to a loss of $48,000 reported in the year ago period, related to an investment in a low-income housing joint venture. As a result of this investment, the Company recorded an offsetting $70,000 in federal income tax credits during both periods, which resulted in the reduction of the Company's effective income tax rate.


NON-INTEREST EXPENSE

The Company's non-interest expense increased $276,000 to $2.1 million for the six months ended June 30, 2003 compared to $1.8 million for the six months ended June 30, 2002. The increase resulted, in part, from increased staffing costs of $100,000, due to normal salary and benefit increases (primarily pension benefit costs) and capital trust securities expenses of $55,000, which did not occur until the second quarter in the previous year. Professional fees increased by $33,000 due to legal costs incurred relating to public company matters. In addition, occupancy and equipment expense increased by $26,000 while data processing costs rose by $15,000. Other operating expenses increased by $47,000, most notably in advertising, office supplies and security costs.


INCOME TAXES

The Company recorded a provision for income taxes of $292,000 for the six months ended June 30, 2003, or an effective income tax rate of 31.8%, compared to $163,000 for the six months ended June 30, 2002, or an effective tax rate of 25.0%. Both periods were positively impacted by the recognition of low-income housing tax credits mentioned above provided through an investment in a limited partnership organized to build, own and operate a 56 until low-income housing apartment complex.



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

At June 30, 2003, the Bank was in compliance with all of its capital requirements as follows:

                                               June 30, 2003                  December 31, 2002
                                       ---------------------------       ---------------------------
                                                        Percent of                        Percent of
                                           Amount         Assets              Amount        Assets
                                       -------------    ----------       -------------    ----------
Stockholders' equity of the Bank       $  11,989,508          7.94%      $  11,248,329          7.66%
                                       -------------    ----------       -------------    ----------

Tangible capital                          11,863,957          7.86%      $  11,109,183          7.58%
Tangible capital requirement               2,263,000          1.50           2,199,000          1.50
                                       -------------    ----------       -------------    ----------
Exess                                  $   9,600,957          6.36%      $   8,910,183          6.08%
                                       =============    ==========       =============    ==========

Core capital                              11,863,957          7.86%      $  11,109,183          7.58%
Core capital requirement                   4,526,000          3.00           4,398,000          3.00
                                       -------------    ----------       -------------    ----------
Excess                                 $   7,337,957          4.86%      $   6,711,183          4.58%
                                       =============    ==========       =============    ==========

Core and supplementary capital            12,536,547         14.26%      $  11,713,041         13.54%
Risk-based capital requirement             7,035,000          8.00           6,921,000          8.00
                                       -------------    ----------       -------------    ----------
Exess                                  $   5,501,547          6.26%      $   4,792,041          5.54%
                                       =============    ==========       =============    ==========

Total Bank assets                      $ 151,002,000                     $ 146,754,000
Adjusted total Bank assets             $ 150,876,000                     $ 146,615,000
Total risk-weighted assets             $  87,939,000                     $  86,571,000

A reconciliation of consolidated stockholders' equity of the bank for financial reporting purposes to capital available to the Bank to meet regulatory capital requirements is as follows:

                                            June 30,            December 31,
                                              2003                  2002
                                          ------------          ------------
Stockholders' equity of the Bank          $ 11,989,508          $ 11,248,329
Regulatory capital adjustment
  for available for sale securities           (125,551)             (139,146)
                                          ------------          ------------

     Tangible and core capital            $ 11,863,957          $ 11,109,183
General loan loss reserves                     687,590               618,858
Direct equity investments                      (15,000)              (15,000)
                                          ------------          ------------

    Core and supplementary capital        $ 12,536,547          $ 11,713,041
                                          ============          ============

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

                                                      June 30,      December 31,
                                                        2003            2002
                                                    ------------    ------------
                                                       (Dollars in thousands)

Non- accruing loans:
     One to four family                                     728             534
     Multi- family                                          --              --
     Non- residential                                       475             475
     Commercial Business                                    134             --
     Construction                                           --              --
     Consumer                                                44              62
                                                    ------------    ------------
Total                                                      1381            1071
                                                    ------------    ------------

Foreclosed assets:
     One to four family                                      63             104
     Multi-family                                           --              --
     Non-residential                                        --              --
     Construction                                           --              --
     Consumer                                               --              --
                                                    ------------    ------------
Total                                                        63             104
                                                    ------------    ------------

Other Assets:
     Accounts receivables serviced by bank                   10             --
     Accounts receivables serviced by third party             7             --
                                                    ------------    ------------
     Total                                                   17               0

Total non- performing assets                              1,461           1,175
                                                    ============    ============

Total as a percentage of total assets                      0.95%           0.79%
                                                    ============    ============

For the six months period ended June 30, 2003, gross interest, which would have been recorded, had the non-accruing loans been current in accordance with their original terms amounted to $35,000.

In addition to the non-performing assets set forth in the table above, as of June 30, 2003, there were no loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

Management has considered the Company's non-performing and "of concern" assets in establishing its allowance for loan losses.


                         LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of funds are cash dividends paid by the Bank and liquidity generated by investments or borrowings. The Company's principal uses of funds are cash dividends to shareholders as well as investment purchases and stock repurchases. During the six months ended June 30, 2003, the Company repurchased 37,625 shares of its common stock at an average price of $12.15 per share, for a total of $457,240.

The Bank's principal sources of funds are deposits, advances from the FHLB of Indianapolis, principal repayments on loans and mortgage-backed securities, proceeds from the sale and maturity of investment securities and funds provided by operations. While scheduled loan and mortgage-backed securities amortization and maturing investment securities are a relatively predictable source of funds, deposit flows and loan and mortgage-backed securities prepayments are greatly influenced by economic conditions, the general level of interest rates and competition. The Bank utilizes particular sources of funds based on comparative costs and availability. The Bank generally manages the pricing of its deposits to maintain a steady deposit balance, but has from time to time decided not to pay rates on deposits as high as its competition and to supplement deposits with longer term and/or less expensive alternative sources of funds.

During the six months ended June 30, 2003, the Bank originated and purchased loans totaling $24.8 million compared with $20.3 million during the same period a year ago. At June 30, 2003, the Bank had outstanding commitments to originate loans of $4.6 million and unused lines of credit totaling $5.8 million. Certificate of deposit scheduled to mature in one year or less at June 30, 2003 total $45.9 million. Based on historical experience, management believes that a significant portion of the maturing deposits will remain with the Bank. At June 30, 2003 the Company believes it has sufficient cash to fund its outstanding commitments or will be able to obtain the necessary funds from outside sources to meet its cash requirements.

                               RECENT DEVELOPMENTS
                               -------------------

     On July 23, 2003 the Company declared a cash dividend of $.05 per share, payable on August 22, 2003 to shareholders of record on August 8, 2003.


Item 3. CONTROL AND PROCEDURES

The Company has adopted interim disclosure controls and procedures designed to facilitate the Company's financial reporting. The interim disclosure controls currently consist of communications between the Chief Executive Officer, the Chief Financial Officer and each department head to identify any new transactions, events, trends or contingencies which may be material to the Company's operations. The Company's disclosure controls also include certain elements of the Company's internal controls adopted in connection with applicable accounting and regulatory guidelines. Finally, the Company's Chief Executive Officer, Chief Financial Officer, Audit Committee and independent accountants meet on a quarterly basis and discuss the Company's material accounting policies. The Company's Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of these interim disclosure controls within the 90 days of the filing of this report and found them to be adequate.

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

Item 3. DEFAULTS UPON SENIOR SECURITIES
        -------------------------------
        None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

        None.

Item 5. OTHER INFORMATION
        -----------------

(a) The Company held its Annual Meeting of Shareholders on April 23, 2003.
(b) The names of each director elected at the Annual Meeting for three-year term Are as follows:
                                                       FOR         WITHHELD
                           Clement B. Knapp, Jr.     716,407        18,880
                           Donald L. Harle           716,407        18,880

    The names of the other directors whose term of office continued after the Annual Meeting, are as follows:

                           Ronald W. Borto
                           John C. McLaughlin
                           John G. Pastrick
                           Robert E. Tolley

(c) In addition to the election of directors, the following matter was voted upon.

(i) Ratification of the appointment of Cobitz, VandenBerg & Fennessy as the Company's independent auditors for the year ending December 31, 2003.

                              For        Against      Abstain
    Number of Votes         733,210        150         1,600
    Percentage of Votes
     Eligible to cast        73.21%       .00%          .00%
    Actually cast            99.70%       .00%          .30%


Item 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

(a) Exhibits:

    Exhibit 11    Computation of earnings per share

    Exhibit 99.1 Certification of Clement B. Knapp pursuant to section 906 of the Sarbanes Oxley Act of 2002.

    Exhibit 99.2 Certification of Daniel T. Poludniak pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

(b) Reports on Form 8-K:

                  The Company filed Form 8-K dated April 23, 2003 attaching it press release announcing the results of operations for quarter ended March 31, 2003.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 and 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               AMB FINANCIAL CORP.
                                   Registrant


Date: July 23, 2003


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


Date: July 23, 2003                       /s/ Clement B. Knapp, Jr.
                                          ---------------------------------
                                          Clement B. Knapp, Jr.
                                          President and Chief Executive Officer

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


Date: July 23, 2003                   /s/ Daniel T. Poludniak
                                      ---------------------------------
                                      Daniel T. Poludniak
                                      Vice President and Chief Financial Officer

                                INDEX TO EXHIBITS

Exhibit No.                                                             Page No.
-----------                                                             --------

   11      Statement re: Computation of Earnings Per Share                 29

   99.1    Section 906 Certification for CEO                               30

   99.2    Section 906 Certification for CFO                               31