Form 10-Q/A
period 2003-06-30
AMB FINANCIAL CORP
filed 2003-08-06
CIK 915393

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         -------------------------------

                                   FORM 10-Q/A



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

                               AMB FINANCIAL CORP.

                                    FORM 10-Q

                                TABLE OF CONTENTS


Part I.  FINANCIAL INFORMATION                                             Page

     Item 1.   Financial Statements

               Consolidated Statements of Financial Condition at
               June 30, 2003 (Unaudited) and December 31, 2002               3

               Consolidated Statements of Earnings for the three
               and six months ended June 30, 2003 and 2002
               (unaudited)                                                   4

               Consolidated Statements of Changes in
               Stockholders Equity, six months ended
               June 30, 2003 (unaudited)                                     5

               Consolidated Statements of Cash Flows for the
               six months ended June 30, 2003 and 2002
               (unaudited)                                                   6

               Notes to Consolidated Financial Statements                   7-8

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         9-22

Part II. OTHER INFORMATION                                                23-24

         Signatures                                                         25

         Index of Exhibits                                                  26

         Earnings Per Share Analysis (Exhibit 11)                           27

         Rule 13a-14 Certifications (Exhibits 31.1 and 31.2)              28-29

         Section 906 Certification (Exhibits 32.1 and 32.2)               30-31

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


Item 3. CONTROL AND PROCEDURES

The Company has adopted interim disclosure controls and procedures designed to facilitate the Company's financial reporting. The interim disclosure controls currently consist of communications between the Chief Executive Officer, the Chief Financial Officer and each department head to identify any new transactions, events, trends or contingencies which may be material to the Company's operations. The Company's disclosure controls also include certain elements of the Company's internal controls adopted in connection with applicable accounting and regulatory guidelines. Finally, the Company's Chief Executive Officer, Chief Financial Officer, Audit Committee and independent accountants meet on a quarterly basis and discuss the Company's material accounting policies. The Company's Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of these interim disclosure controls as of the end of the period covered by this report and found them to be adequate.

The Company maintains internal control over financial reporting. There have not been any significant changes in such internal control over financial reporting in the last quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal financial reporting.

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


Item 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

(a) Exhibits:

    Exhibit 11    Computation of earnings per share

    Exhibit 31.1  Rule 13a-14 Certification.

    Exhibit 31.2  Rule 13a-14 Certification.

    Exhibit 32.1 Certification of Clement B. Knapp pursuant to section 906 of the Sarbanes Oxley Act of 2002.

    Exhibit 32.2 Certification of Daniel T. Poludniak pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

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


                               AMB FINANCIAL CORP.
                                   Registrant



Date: August 6, 2003


By: Clement B. Knapp, Jr.
    ----------------------------------------------
    President and Chief Executive Officer
    (Duly Authorized Representative)



By: Daniel T. Poludniak
    ----------------------------------------------
    Vice President and Chief Financial Officer
    (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS

Exhibit No.
-----------

   11      Statement re: Computation of Earnings Per Share

   31.1    Rule 13a-14 Certification

   31.2    Rule 13a-14 Certification

   32.1    Section 906 Certification for CEO

   32.2    Section 906 Certification for CFO