Form 10-Q
period 2003-09-30
AMB FINANCIAL CORP
filed 2003-10-31
CIK 915393

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         -------------------------------

                                    FORM 10-Q


       (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

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


                8230 HOHMAN AVENUE, MUNSTER, INDIANA 46321-1578
                -----------------------------------------------
               (Address of Principle executive offices)(Zip Code)


         Registrant telephone number, include are code: (219) 836-5870
                                                        --------------

     Check whether the issuer (1) has filed all reports  required to be filed by
Section 130 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of October 29, 2003 there were 1,686,169 shares of the Registrant's common stock issued and 949,379 shares outstanding.

     Transitional Small Business Disclosure Format (check one) : Yes [ ] No [X]

================================================================================

                               AMB FINANCIAL CORP.

                                    FORM 10-Q

                                TABLE OF CONTENTS

Part I.  FINANCIAL INFORMATION                                             PAGE

     Item 1. Financial Statements

             Consolidated Statements of Financial Condition at
             September 30, 2003 (Unaudited) and December 31, 2002           3

             Consolidated Statements of Earnings for the three
             and nine months ended September 30, 2003 and 2002
             (unaudited)                                                    4

             Consolidated Statements of Changes in
             Stockholders Equity, nine months ended
             September 30, 2003 (unaudited)                                 5

             Consolidated Statements of Cash Flows for the
             nine months ended September 30, 2003 and 2002
             (unaudited)                                                    6

             Notes to Consolidated Financial Statements                    7-9

     Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations                        10-22



Part II. OTHER INFORMATION                                                23-24

         Signatures                                                         25

         Index of Exhibits                                                  26

         Earnings Per Share Analysis (Exhibit 11)                           27

         Rule 13a-14 Certifications (Exhibits 31.1 and 31.2)              28-29

         Section 906 Certification (Exhibit 32.1 and 32.2)                30-31

                               AMB FINANCIAL CORP.
                                AND SUBSIDIARIES

                 Consolidated Statements of Financial Condition

                                                                     September 30,         December 31,
                                                                         2003                 2002
                                                                     ------------         ------------
ASSETS
------
Cash and amounts due from depository institutions                       4,173,800            3,848,575
Interest-bearing deposits                                               4,991,604            8,503,927
                                                                     ------------         ------------
     Total cash and cash equivalents                                    9,165,404           12,352,502
Investment securities, available for sale, at fair value                4,455,575            5,764,121
Trading securities                                                        579,951              565,929
Mortgage backed securities, available for sale, at fair value           3,444,676            2,643,219
Loans receivable (net of allowance for loan losses:
     $999,748 at September 30, 2003 and
     $837,859 at December 31, 2002)                                   117,363,375          114,318,331
Investment in LTD Partnership                                             979,900            1,042,600
Real Estate Owned                                                          62,811              104,197
Stock in Federal Home Loan Bank of Indianapolis                         1,666,300            1,624,400
Accrued interest receivable                                               653,331              703,927
Office properties and equipment- net                                    2,586,686            2,425,525
Bank owned life insurance                                               4,259,298            4,964,063
Prepaid expenses and other assets                                       3,282,172            3,162,721
                                                                     ------------         ------------

     Total assets                                                     148,499,479          149,671,535
                                                                     ============         ============

Liabilities and Stockholders' Equity Liabilities
------------------------------------------------
Deposits                                                              111,376,001          109,330,981
Borrowed money                                                         15,187,050           20,296,899
Guaranteed preferred beneficial interest in the
      Company's subordinated debentures                                 5,000,000            5,000,000
Notes Payable                                                             772,902              927,043
Advance payments by borrowers for taxes and insurance                     669,860              406,372
Other liabilities                                                       3,308,479            1,864,420
                                                                     ------------         ------------
     Total liabilities                                                136,314,292          137,825,715
                                                                     ------------         ------------

Stockholders' Equity
--------------------
Preferred stock, $.01 par value; authorized
     100,000 shares; none outstanding                                        --                   --
Common Stock, $.01 par value; authorized 1,900,000 shares;
     1,686,169 shares issued and 949,379 shares outstanding
    at September 30, 2003 and 987,004 shares outstanding at                16,862               16,862
   December 31, 2002
Additional paid- in capital                                            11,022,107           10,932,458
Retained earnings, substantially restricted                             8,780,694            9,922,705
Accumulated other comprehensive income, net of tax                         80,446              149,543
Treasury stock, at cost (736,790 shares at September 30, 2003
     and 699,165 shares at December 31, 2002)                          (7,445,132)          (8,905,958)
Common stock acquired by Employee Stock Ownership Plan                   (269,790)            (269,790)
                                                                     ------------         ------------
     Total stockholders' equity                                        12,185,187           11,845,820
                                                                     ------------         ------------

Total liabilities and stockholders' equity                            148,499,479          149,671,535
                                                                     ============         ============

                               AMB FINANCIAL CORP.
                                AND SUBSIDIARIES

                       Consolidated Statement of Earnings

                                               Three Months       Three Months        Nine Months        Nine Months
                                                   Ended              Ended              Ended              Ended
                                               September 30,      September 30,      September 30,      September 30,
                                                ----------         ----------         ----------         ----------
                                                   2003               2002               2003               2002
                                                ----------         ----------         ----------         ----------
                                                 unaudited          unaudited          unaudited          unaudited
Interest income
     Loans                                       1,922,581          2,033,925          5,844,902          6,130,273
     Mortgage-backed securities                     40,434             49,580            134,980            154,669
     Investment securities                          48,601             70,578            171,046            197,920
     Interest-bearing deposits                      22,537             41,315             78,868            111,416
     Dividends on FHLB stock                        20,455             25,590             62,307             74,934
                                                ----------         ----------         ----------         ----------
          Total interest income                  2,054,608          2,220,988          6,292,103          6,669,212
                                                ----------         ----------         ----------         ----------

Interest expense
     Deposits                                      640,374            772,578          2,073,832          2,536,384
     Borrowings                                    315,872            367,083            968,304          1,048,295
                                                ----------         ----------         ----------         ----------
          Total interest expense                   956,246          1,139,661          3,042,136          3,584,679
                                                ----------         ----------         ----------         ----------

          Net interest income before
            provision for loan losses            1,098,362          1,081,327          3,249,967          3,084,533
Provision for loan losses                           61,377             56,203            170,789            331,040
                                                ----------         ----------         ----------         ----------
          Net interest income after
            provision for loan losses            1,036,985          1,025,124          3,079,178          2,753,493
                                                ----------         ----------         ----------         ----------

Non-interest income:
     Loan fees and service charges                  64,080             45,796            187,850            122,946
     Deposit related fees                          149,660            123,729            434,904            353,405
     Other fee income                               97,647            103,244            290,942            252,847
     Rental Income                                  16,370             20,553             55,826            149,951
     Gain on sale of trading securities               --                 --               21,082             21,563
     Unrealized gain on trading
      securities                                    44,892             (5,164)           111,732             10,026
     Gain  on sale of investment
      securities available for sale                   --                 --               10,179               --
     Loss from investment
      in limited partnership                       (22,400)           (18,000)           (62,700)           (65,750)
     Gain (loss)  on sale of REO                      --                 --               15,831            (28,114)
     Increase in cash value of insurance            39,308             40,370            119,451            120,933
     Other income                                    9,140             17,451             31,437             35,812
                                                ----------         ----------         ----------         ----------
          Total non-interest income                398,697            327,979          1,216,534            973,619
                                                ----------         ----------         ----------         ----------

Non-interest expense:
     Staffing costs                                494,229            468,529          1,438,099          1,312,483
     Advertising                                    38,754             30,662             89,983             70,939
     Occupancy and equipment expense               114,902             98,712            358,830            317,050
     Data processing                               146,602            132,597            413,411            364,224
     Professional fees                              60,077             61,352            188,408            156,077
     Federal deposit insurance premiums              4,660              4,695             13,711             13,759
     Other operating expenses                      175,375            171,089            473,720            453,897
                                                ----------         ----------         ----------         ----------
          Total non-interest expense             1,034,599            967,636          2,976,162          2,688,429
                                                ----------         ----------         ----------         ----------


Net income before income taxes                     401,083            385,467          1,319,550          1,038,683
Provision for federal and state
  income taxes                                     115,947            109,455            408,369            272,504
                                                ----------         ----------         ----------         ----------

          Net income                               285,136            276,012            911,181            766,179
                                                ==========         ==========         ==========         ==========

Earnings per share- basic                       $     0.31         $     0.28         $     1.01         $     0.77
Earnings per share- diluted                     $     0.28         $     0.27         $     0.91         $     0.74

See accompanying notes to consolidated financial statements.

                       AMB FINANCIAL CORP AND SUBSIDIARIES

            Consolidated Statement of Changes in Stockholder's Equity
                                   (Unaudited)

                                                                           Accumulated                    Common
                                               Additional                     Other                        Stock
                                   Common        Paid-in      Retained    Comprehensive    Treasury       Acquired
                                    Stock        Capital      Earnings        Income         Stock         by ESOP         Total
                                 -----------   -----------   -----------   -----------    -----------    -----------    -----------
Balance at December 31, 2002     $    16,862    10,932,458     9,922,705       149,543     (8,905,958)      (269,790)    11,845,820
                                 -----------   -----------   -----------   -----------    -----------    -----------    -----------

Comprehensive income:
  Net income                                                     911,181                                                    911,181
  Other comprehensive income,
      net of  income taxes:
     Unrealized holding loss
       during the period                                                       (64,571)                                     (64,571)
     Less: Reclassification
       adjustment of gains
       included in net income                                                   (4,526)                                      (4,526)
                                                             -----------   -----------                                  -----------

Total comprehensive income                                       911,181       (69,097)                                     842,084

Purchase treasury stock
  (37,625 shares)                                                                            (457,240)                     (457,240)

Contribution to fund
  ESOP loan                                         87,750                                                                   87,750

Dividends declared on common
  stock ($.146 per share)                                       (132,175)                                                 (132,175)

25% stock dividend, including
   impact of fractional shares                       1,899    (1,921,017)                   1,918,066                       (1,052)
                                 -----------   -----------   -----------   -----------    -----------    -----------    -----------

Balance at September 30, 2003    $    16,862    11,022,107     8,780,694        80,446     (7,445,132)      (269,790)    12,185,187
                                 ===========   ===========   ===========   ===========    ===========    ===========    ===========




See accompanying notes to consolidated financial statements

                               AMB FINANCIAL CORP.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                                                    Nine Months Ended September 30,
                                                                   ---------------------------------
                                                                       2003                 2002
                                                                   ------------         ------------
                                                                    (unaudited)
Cash flows from operating activities:
  Net income                                                       $    911,181              766,179
  Adjustments to reconcile net income to net cash:
    Depreciation                                                        153,444              134,782
    Amortization of premiums and accretion of discounts                  17,142                8,683
     Federal Home Loan Bank stock dividend                              (41,900)                --
     Provision for loan losses                                          170,789              331,040
     Increase in deferred compensation                                   69,910               65,796
     ESOP compensation                                                   87,750               43,800
     Gain on sale of investment securities                              (10,179)                --
     Gain on sale of trading account securities                         (21,082)             (21,562)
     Unrealized gain on trading account securities                     (111,732)             (10,026)
     Proceeds from sales of trading account securities                  119,958               75,000
     Loss from limited partnership                                       62,700               65,750
     (Gain) loss on sale of real estate owned                           (15,831)              28,114
     Increase in cash surrender value of life insurance                (119,451)            (120,933)
     Increase (decrease) in deferred income on loans                     14,517               (9,482)
     Decrease (increase)  in accrued interest receivable                 50,596               (8,168)
     Decease (increase) in purchased receivables                        917,603             (663,549)
     Decrease in accrued interest payable                                (7,053)             (10,443)
     Change in current and deferred income tax                          134,161              132,504
     Other, net                                                       1,079,103             (318,569)
                                                                   ------------         ------------

Net cash provided by operating activities                             3,461,626              488,916
                                                                   ------------         ------------

Cash flows from investing activities:
     Proceeds fom maturity and early redemption of
       investment securities                                          3,300,000            2,750,000
     Proceeds from sale of investment securities                        109,906                 --
     Purchase of investment securities                               (2,183,538)          (5,409,332)
     Proceeds from repayments of mortgage-backed securities           1,959,246              929,099
     Purchase of mortgaged-back securities                           (2,800,651)            (498,157)
     Purchase of loans                                               (9,255,345)         (10,565,283)
     Loan disbursements                                             (31,771,955)         (24,413,481)
     Loan repayments                                                 37,734,139           34,001,998
     Proceeds from sale of real estate owned                            120,028              162,467
     Property and equipment expenditures                               (314,605)            (183,559)
                                                                   ------------         ------------

Net cash provided for investing activities                           (3,102,775)          (3,226,248)
                                                                   ------------         ------------

Cash flows from financing activities:
     Net increase in deposits                                         2,045,020            3,353,044
     Repayment of  borrowed money                                    (5,109,849)          (3,605,208)
     Repayment of note payable                                         (154,141)            (155,828)
     Increase in advance payments by borrowers
      for taxes and insurance                                           263,488              186,959
     Proceeds from issuance of trust preferred securities                  --              5,000,000
     Purchase of treasury stock                                        (457,240)            (674,113)
     Dividend paid on common stock                                     (133,227)            (144,942)
                                                                   ------------         ------------

Net cash provided (for) by financing activities                      (3,545,949)           3,959,912
                                                                   ------------         ------------

Net change in cash and cash equivalents                              (3,187,098)           1,222,580

Cash and cash equivalents at beginning of period                     12,352,502            8,962,659
                                                                   ------------         ------------

Cash and cash equivalents at end of period                         $  9,165,404           10,185,239
                                                                   ============         ============

  Cash paid during the period for:
     Interest                                                      $  3,049,189            3,595,122
     Income taxes                                                       274,208              140,000
 Non-cash investing activities:
   Transfer of loans to real estate owned                                62,811                 --

 See notes to consolidated financial statements.

ITEM 1.
                              FINANCIAL STATEMENTS
                               AMB FINANCIAL CORP.
                                AND SUBSIDIARIES

Notes to Consolidated Financial Statements
------------------------------------------

1.   Statement of Information Furnished
     ----------------------------------

     The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and Article 10 of Regulation S-X, and in the opinion of management contains all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position as of September 30, 2003, the results of operations for the three and nine months ended September 30, 2003 and 2002 and cash flows for the nine months ended September 30, 2003 and 2002. These results have been determined on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The attached consolidated statements are those of AMB Financial Corp. (the "Holding Company") and its consolidated subsidiaries American Savings, FSB (the "Bank"), the Bank's wholly owned subsidiary NIFCO, Inc., and the wholly owned subsidiary of NIFCO, Inc., Ridge Management, Inc. The results of operations for the three and nine month period ended September 30, 2003 is not necessarily indicative of the results to be expected for the full year.

2.   Earnings Per Share
     ------------------

     Earnings per share for the three and nine month periods ended September 30, 2003 and 2002 were determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding after completion of the 5 for 4 stock split completed on May 29, 2003 (see Exhibit 11 attached). Stock options are regarded as common stock equivalents and are considered in diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method. ESOP shares not committed to be released to participants are not considered outstanding for purposes of computing earnings per share amounts.

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

6.   Impact of New Accounting Standards
     ----------------------------------

     In September 2002, the FASB issued SFAS No. 146, "Accounting for Cost Associated with Exit or Disposal Activities". This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement is effective for exit or disposal activities that are initiated after December 31, 2002. Adoption of this statement did not have a material effect on the Company's consolidated financial statements.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" which provides new accounting guidance on when to consolidate a variable interest entity. A variable interest entity exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack one of three characteristics associated with owning a controlling financial interest. Those characteristics include the direct or indirect ability to make decisions about an entity's activities through voting rights or similar rights, the obligation to absorb the expected loss of an entity if they occur, and the right to receive the expected residual return of the entity if they occur. The Company does not expect that the adoption of this Interpretation will have a material impact on its consolidated financial statements.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". The Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". In general, this Statement should be applied prospectively. The Company does not expect that the application of this Statement will materially impact its consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS No. 150 on July 1, 2003 and has reclassified its "Guaranteed Preferred Beneficial Interest in Subordinated Debentures" as long-term debt and the corresponding expense as interest on borrowings. As a result, interest expense, net interest income and other expenses have been reclassified from prior year periods to conform to current presentation. All affected amounts and ratios, including loan yield, interest rate spreads and net interest margin discussed in Form 10-Q have been properly restated to reflect this reclassification. This change has no impact on current or previously issued consolidated statements of financial condition or results of operations, including net earnings and earnings per share.

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

                               FINANCIAL CONDITION
                               -------------------

     Total assets of the Company decreased $1.2 million to $148.5 million at September 30, 2003, from $149.5 million at December 31, 2002. The primary reason for the decrease in total assets was the decrease in cash and cash equivalents. Interest-bearing cash deposits decreased $3.5 million to $5.0 million at September 30, 2003, from $8.5 million at December 31, 2002. The higher level of liquidity at December 31, 2002 reflected the increased cash flows from loan and mortgage-backed security repayments and deposit growth, which were used, in part, to both help fund mortgage originations and to repay a portion of borrowings which matured, primarily during the third quarter of 2003.

     Cash and short-term investments totaled a combined $9.2 million at September 30, 2003, a decrease of $3.2 million, from the combined balance of $12.4 million at December 31, 2002. The Company intends, subject to market conditions, to re-deploy excess liquidity in loan production or investment securities as opportunities arise.

     Investment securities, available for sale, decreased by $1.3 million to $4.5 million at September 30, 2003. The decrease is due to $3.3 million in securities which were called or matured, offset by $2.2 million in purchases. The purchases during the period have been both U.S. government agency and corporate debt obligations. Net unrealized gains in the available for sale portfolio have declined to $51,000 at September 30, 2003 from $119,000 at December 31, 2002.

     Trading account securities increased by $14,000 to $580,000 at September 30, 2003. The increase is attributable to both realized and unrealized gains from the portfolio of $133,000 offset by net sales activity of $119,000. The increase in unrealized gain during the period of $112,000 relates to the strong performance of the Company's trading portfolio, consisting primarily of holdings in community bank and thrift stocks.

     Mortgage-backed securities, available for sale, increased by $800,000 to $3.4 million at September 30, 2003. The increase is due to purchases of $2.8 million offset by prepayments and amortization of $2.0 million. Net unrealized gains in the available for sale portfolio have declined to $83,000 at September 30, 2003 from $130,000 at December 31, 2002.

     Loans receivable increased $3.1 million, or 2.7% to $117.4 million at September 30, 2003 from $114.3 million at December 31, 2002. The Bank originated loans of $31.8 million and purchased loans totaling $9.3 million during the nine months ended September 30, 2003, compared to $24.4 million of originations and $10.5 million of purchases during the prior year period. The higher loan origination volume was primarily due to continued mortgage refinance activity due to the prevailing low interest rate environment. Offsetting the originations for the year was amortization and prepayments of loans totaling $37.7 million and $34.2 million for the nine months ended September 30, 2003 and 2002.

     The allowance for loan losses totaled $1.0 million and $838,000 at September 30, 2003 and December 31, 2002 respectively. The Bank's allowance for loan losses to total loans outstanding was .85% at September 30, 2003, compared to .73% at December 31, 2002. Non-performing loans increased $219,000 to $1.29 million, or 1.10% of total loans receivable at September 30, 2003, compared to $1.07 million, or .91% of total loans receivable at December 31, 2002. The ratio of allowance for loan losses to non-performing loans was 77.5% at September 30, 2003 compared to 78.2% at December 31, 2002.

     Deposits increased $2.0 million, to $111.4 million at September 30, 2003. The increase is due to an increase in core deposit accounts, primarily money market accounts, of $9.4 million offset by a decline in certificates of deposit of $7.4 million. At September 30, 2003, the Bank's core deposits (passbook, checking and money market accounts) comprised $46.5 million, or 41.8% of deposits, compared to $37.1 million, or 33.9% of deposits at December 31, 2002.

     Borrowed money,which consisted of FHLB of Indianapolis advances, decreased by $5.1 million to $15.2 million at September 30, 2003. During the most recent three month period, the Company repaid a $4.0 million advance at a 5.26% interest rate. At September 30, 2003, there were $2.0 million of FHLB advances maturing over the next twelve-month period at a weighted average rate of 4.80%.

     In March 2002, the Company completed an issuance of $5.0 million of capital trust securities. The securities were issued by a special purpose business trust owned by the Company and sold to a pooled investment vehicle. The securities have a maturity of 30 years and the holders will be entitled to receive cumulative cash distributions at a variable annual rate, reset quarterly, equal to three months LIBOR plus 3.60%. In general, the securities will not be redeemable for five years except in the event of certain special redemption events.

     Total stockholders' equity of the Company increased by $339,000 to $12.2 million, or 8.2% of total assets, at September 30, 2003, compared to $11.8 million, or 7.9% of total assets at December 31, 2002. The increase was due to comprehensive income of $842,000 and normal amortization of ESOP benefits of $87,000 offset by the repurchase of common stock in the amount of $457,000 and cash dividends paid of $133,000.

     COMPARISON OF OPERATING RESULTS FOR THE QUARTERS ENDED SEPEMBER 30, 2003 AND 2002

     GENERAL

      Net income for the three months ended September 30, 2003 was $285,000, or $.28 per diluted share, compared to net income of $276,000, or $.27 per diluted share for the three months ended September 30, 2002. The increase in earnings is primarily due to higher net interest income, loan and deposit account service fees, as well as an increase in unrealized gains on trading account securities offset by an increased loan loss provision and higher non-interest expense and income taxes.

     NET INTEREST INCOME

     Net interest income was $1.098 million for the current quarter, compared to $1.081 million for the quarter ended September 30, 2002, an increase of $17,000 or 1.6%. The Company's average interest-earning assets increased to $135.3 million for the three months ended September 30, 2003 compared to $133.2 million for the three months ended September 30, 2002, while the Company's net interest margin remained unchanged during both periods at 3.25%. Over the period, the yield on total interest earning assets declined 60 basis points and the cost of interest bearing liabilities decreased 64 basis points due to the declining rate environment.

     Interest income on loans receivable decreased $111,000 despite a $2.4 million increase in average loans receivable. The general decline in interest rates resulted in a high level of prepayments, which caused a 54 basis point decline in the average yield on loans receivable. Interest income on mortgage-backed securities decreased $9,000 to $41,000 for the current quarter, due to a 291 basis point decrease in average yield offset by an $880,000 increase in average balances. Interest income on investment securities decreased $22,000 to $49,000 due to a 41 basis point decline in average yield and a $1.6 million decrease in average balance. Both portfolios experienced a decrease in average yield due to the dramatic decrease in interest rates. Interest income on interest-bearing deposits also declined by $19,000 due to an 83 basis point decline in the average yield offset by a $368,000 increase in average balances.

     Interest expense on deposit accounts decreased by $132,000 to $640,000 for the third quarter of 2003, despite a $7.6 million increase in average deposits compared to the prior year quarter. The 66 basis point decrease in the average cost of deposits for the third quarter of 2003 compared to the prior year's three month period is primarily due to the downward repricing of maturing certificate of deposit accounts, as well as the lower interest rate paid on core deposits due to the decline in short-term rates.

     Interest expense on borrowings decreased $51,000 to $316,000, as a result of a $3.5 million decrease in the average balance of borrowed funds as well as a 10 basis point decrease in the average cost of borrowed funds. Higher than normal liquidity due to increased deposit balances and prepayments of loans and securities has enabled the Bank to repay maturing FHLB advances as they come due.

     PROVISION FOR LOAN LOSSES.

     Based on management's assessment of the adequacy of the loan reserve, the Company recorded a provision for loan losses of $61,000 during the three month period ended September 30, 2003 as compared to a $56,000 provision in the prior year period. There were no changes in estimation method or assumptions that impacted the provision for loan losses during the quarter. Management believes that the total general loan loss allowance of $742,000 on total net loans of $117.4 million at September 30, 2003 is adequate to cover probable accrued losses given the area economic conditions, the level of impaired and non-performing loans, and the composition of the loan portfolio. At September 30, 2003, the Company was aware of no regulatory directives or suggestions that the Company make additional provisions for losses on loans.

     NON-INTEREST INCOME

     Non-interest income increased to $399,000 in the current quarter, compared to $328,000 reported in last year's third quarter. The increase in non-interest income is primarily attributable to a $50,000 increase in unrealized gains on the Company's trading portfolio, consisting of equity investments in community banks and thrifts. In addition, deposit related fees increased by $26,000, primarily in ATM surcharge fees while loan related fees and charges increased by $18,000, due to increased loan volumes. Offsetting these increases in non-interest income was a $4,000 decline in rental income at the Dyer office location, a $6,000 decrease in service fee income related to the Company's purchase and managing of accounts receivable and an $8,000 decrease in other miscellaneous income. In addition, the Company also reported a loss of $22,000 in the current quarter compared to a loss of $18,000 in the prior year's quarter, related to an investment in a low-income housing joint venture. As a result of this investment, the Company recorded an offsetting $35,000 in federal income tax credits during both periods which resulted in the reduction of the Company's effective income tax rate.

     NON-INTEREST EXPENSE.

     Non-interest expense increased by $67,000 to $1.03 million in the current quarter, compared to $968,000 reported in last year's third quarter. The increase resulted primarily from increased staffing costs during the quarter of $26,000 due to increased compensation, and increased occupancy and equipment costs of $16,000 due to increases in real estate taxes and depreciation charges. In addition, data processing costs increased by $14,000 due to increased transaction activity while advertising increased by $8,000 in an attempt to promote the Bank's products and services.

     INCOME TAXES.

     For the three months ended September 30, 2003, income tax expense totaled $116,000, or an effective tax rate of 28.9%, compared to $109,000, or an effective tax rate of 28.3% for the three months ended September 30, 2002. Both periods were positively impacted by the recognition of approximately $35,000 in low-income housing tax credits.

     COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

     GENERAL

     Net income for the nine months ended September 30, 2003 was $911,000, or $.91 per diluted share, compared to net income of $766,000, or $.74 per diluted share for the nine months ended September 30, 2002. The increase in earnings is primarily due to higher net interest income and service fee income, as well as an increase in unrealized gains on trading account securities and a reduced loan loss provision offset by a decline in rental income and higher non-interest expense and income taxes.

     NET INTEREST INCOME

     Net interest income was $3.25 million for the nine months ended September 30, 2003, compared to $3.08 million for the nine months ended September 30, 2002, an increase of $165,000 or 5.4%. The Company's average interest-earning assets increased to $135.1 million for the nine months ended September 30, 2003 compared to $132.0 million for the nine months ended September 30, 2002, while the Company's net interest margin increased to 3.21% compared to 3.12%, for the same periods. The improved margin is attributable to a greater decline in the Bank's average cost of funds compared to the decline in the yield on interest earning assets, due to the shorter-term nature of the Bank's deposit accounts.

     Interest income on loans receivable decreased $285,000 as a result of a 48 basis point decrease in the average yield offset by a $2.4 million increase in average loans receivable. The decline in the average is due to the impact of declining interest rates and the downward repricing of the Company's loan portfolio since last year, as lower rates have increased loan prepayments, and driven down new loan origination interest rates. Interest income on mortgage-backed securities decreased $20,000 to $135,000 for the current nine month period, due to a 231 basis point decrease in average yield offset by a $582,000 increase in average balances, while interest income on investment securities decreased $27,000 to $171,000 due to a 25 basis point decline in average yield and a $500,000 decrease in average balance. Interest income on interest-bearing deposits also declined by $33,000 due to a decline in the average yield of 56 basis points offset by a $607,000 increase in average balances.

     Interest expense on deposit accounts decreased by $463,000 to $2.1 million for the nine months ended on September 30, 2003, due to a 78 basis point decrease in the average cost of deposits, offset by an $8.0 million increase in average deposits compared to the prior year period. The decrease in average costs of deposits is primarily due to the downward repricing of maturing certificates of deposit accounts, an increase in low-cost core deposits balances and the lower rates paid on these deposits as short-term rates have declined.

     Interest expense on borrowings decreased by $80,000 to $968,000, as a result of a $2.1 million decrease in the average balance of borrowed funds offset by a 2 basis point increase in the average cost of borrowed funds.

     PROVISION FOR LOAN LOSSES.

     Based on management's assessment of the adequacy of the loan loss reserve, the Company recorded a provision for loan losses of $171,000 during the nine month period ended September 30, 2003 as compared to a $331,000 provision in the prior year period. Net loan charge-offs were $9,000 and $376,000 for the nine months ended September 30, 2003 and 2002, respectively. The increased provision in the prior year period relates to the Bank's charge-off of medical lease loans during the second quarter of 2002.

     Included in non-performing loans at September 30, 2003 is a $475,000 participation in a non-residential loan that is currently in the process of foreclosure. Management has authorized the establishment of a specific valuation reserve against this loan in the amount of $258,000. The $258,000 valuation allowance is included in the total loan loss allowance. Although the Bank believes it maintains its allowance for loan losses at a level that it considers to be adequate to cover probable accrued losses, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in the future.

     NON-INTEREST INCOME

     Non-interest income increased to $243,000, or 24.9%, to $1.2 million for the nine months ended September 30, 2003, compared to $974,000 for the nine months ended September 30, 2002. The increase is due to increased gains reported on the Company's trading account portfolio, increased gains on the sale of real estate owned and higher fee income offset by a decline in rental income from the Dyer office location.

     During the current nine month period, the strong move experienced by the stock market has translated in a positive increase in the Company's trading portfolio of local community banks and thrifts. The Company reported an unrealized gain on the trading portfolio of $112,000 for the nine months ended September 30, 2003 compared to an unrealized gain of $10,000 recorded in the prior year period. Gain on the sale of real estate owned increased during the current period to $16,000 compared to a loss of $28,000 reported in the year ago period. Deposit related fee income increased by $81,000 to $435,000 for the nine months ended September 30, 2003 due in part to growth in the number of checking accounts, as well as fee increases and continued increases in ATM surcharge usage fees.

     Offsetting these increases was a $94,000 decline in rental income from the Dyer office location, which was previously leased to a third party. The Company is remodeling this space to use, in part, to expand office operations, and to lease the remaining space to an unrelated tenant. Effective October 1, 2003, the Company is leasing, to a third party, a portion of the Dyer office location at an initial base rent of $32,000.

     In addition, the Company also recorded a loss of $63,000 during the nine months ended September 30, 2003 as compared to a loss of $66,000 recorded in the year ago period, related to an investment in a low-income housing joint venture. As a result of this investment, the Company recorded an offsetting $105,000 in federal income tax credits during both periods which resulted in the reduction of the Company's effective income tax rate.

     NON-INTEREST EXPENSE.

     Non-interest expense increased $288,000, or 10.7% compared to the prior year period, to $3.0 million for the nine months ended September 30, 2003. The increase resulted primarily from increased staffing costs of $126,000, due to increased compensation and bonus accruals, to $1.4 million for the nine months ended September 30, 2003. Occupancy and equipment expense increased by $42,000 due to increases in real estate taxes and in addition, data processing costs increased by $49,000 due to increased transaction activity while professional fees increased by $32,000 due to legal costs incurred related to public company matters. Other operating expenses increased by $39,000, most notably in advertising, office supplies and security costs.

     INCOME TAXES.

     For the nine months ended September 30, 2003, income tax expense totaled $408,000, or an effective tax rate of 30.9% compared to $273,000, or an effective tax rate of 26.2% for the nine months ended September 30, 2002. Both periods were positively impacted by the recognition of approximately $105,000 in low-income housing tax credits which have a greater impact on the effective tax rate in a lower earnings period compared to a higher earnings period.

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

                               CAPITAL REQUIREMENT
                               -------------------

At September 30, 2003, the Bank was in compliance with all of its capital requirements as follows:

                                              September 30, 2003                   December 31, 2002
                                        -----------------------------        -----------------------------
                                                            Percent of                           Percent of
                                           Amount             Assets            Amount             Assets
                                        ------------        ---------        ------------        ---------
Stockholders' equity of the Bank        $ 12,296,043             8.45%       $ 11,248,329             7.66%
                                        ------------        ---------        ------------        ---------

Tangible capital                          12,220,653             8.40%       $ 11,109,183             7.58%
Tangible capital requirement               2,181,000             1.50           2,199,000             1.50
                                        ------------        ---------        ------------        ---------
Exess                                   $ 10,039,653             6.90%       $  8,910,183             6.08%
                                        ============        =========        ============        =========

Core capital                              12,220,653             8.40%       $ 11,109,183             7.58%
Core capital requirement                   4,632,000             3.00           4,398,000             3.00
                                        ------------        ---------        ------------        ---------
Excess                                  $  7,588,653             5.40%       $  6,711,183             4.58%
                                        ============        =========        ============        =========

Core and supplementary capital            12,947,401            15.01%       $ 11,713,041            13.54%
Risk-based capital requirement             6,901,000             8.00           6,921,000             8.00
                                        ------------        ---------        ------------        ---------
Exess                                   $  6,046,401             7.01%       $  4,792,041             5.54%
                                        ============        =========        ============        =========

Total Bank assets                       $145,482,000                          146,754,000
Adjusted total Bank assets               145,407,000                          146,615,000
Total risk-weighted assets                86,264,000                           86,571,000

A reconciliation of consolidated stockholders' equity of the bank for financial reporting purposes to capital available to the Bank to meet regulatory capital requirements is as follows:

                                                September 30, 2003               December 31, 2002
                                                ------------------              ------------------
Stockholders' equity of the Bank                $       12,296,043              $       11,248,329
Regulatory capital adjustment
  for available for sale securities                        (75,390)                       (139,146)
                                                ------------------              ------------------

     Tangible and core capital                  $       12,220,653              $       11,109,183
General loan loss reserves                                 741,748                         618,858
Direct equity investments                                  (15,000)                        (15,000)
                                                ------------------              ------------------

    Core and supplementary capital              $       12,947,401              $       11,713,041
                                                ==================              ==================

                              NON-PERFORMING ASSETS
                              ---------------------

         The following table sets forth the amounts and categories of non-performing assets in the Company's portfolio. Loans are reviewed monthly and any loan whose collectivity is doubtful is placed on non-accrual status. Loans are placed on non-accrual status when principal and interest is 90 days or more past due, unless, in the judgment of management, the loan is well collateralized and in the process of collection. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectivity of the loan. Restructured loans include troubled debt restructuring (which involved forgiving a portion of interest principal on any loans or making loans at a rate materially less than the market). The other assets, listed in the table below, are classified as non-performing assets due to the insolvency of the merchant from whom the Company's purchased the accounts receivable. These receivables are the obligation of the customer of the merchant. Management believes that these accounts receivable due from the customer of the merchant are collectible, however, there can be no assurance that full collectibility is guaranteed or that a future loss may occur.

                                                     September 30,              December 31,
                                                         2003                       2002
                                                  ------------------         ------------------
                                                (Dollars in thousands)     (Dollars in thousands)
Non- accruing loans:
     One to four family                                          682                        534
     Multi- family                                              --                         --
     Non- residential                                            475                        475
     Commericial Business                                         98                       --
     Construction                                               --                         --
     Consumer                                                     35                         62

                                                  ------------------         ------------------
Total                                                           1290                       1071
                                                  ------------------         ------------------

Foreclosed assets:
     One to four family                                           63                        104
     Multi-family                                               --                         --
     Non-residential                                            --                         --
     Construction                                               --                         --
     Consumer                                                   --                         --

                                                  ------------------         ------------------
Total                                                             63                        104
                                                  ------------------         ------------------

Other Assets:
     Accounts receivables serviced by bank                        84                       --

                                                  ------------------         ------------------
     Total                                                        84                          0

Total non- performing assets                                   1,437                      1,175
                                                  ==================         ==================

Total as a percentage of total assets                           0.97%                      0.79%
                                                  ==================         ==================

     For the nine months period ended September 30, 2003, gross interest, which would have been recorded, had the non-accruing loans been current in accordance with their original terms amounted to $46,000.

     At September 30, 2003, all of the Bank's non-performing loans were classified as substandard in accordance with applicable regulations. In addition to the non-performing assets set forth in the table above, the Bank has classified, on its internal watch list, seven commercial real estate and land development loans to one related borrower/entity aggregating $l.0 million of loans and four unsecured loans to the same borrower/entity totaling $90,000. Although these loans are performing in accordance with the terms of the loan agreements and are adequately secured based on the current value of the underlying collateral, a foreclosure action brought about by an unrelated party against a property owned by the Bank's borrower on which the Bank has a $60,000 second lien mortgage, has caused management to closely monitor these loans.

     Management has considered the Company's non-performing and "of concern" assets in establishing its allowance for loan losses.


                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

     The Company's principal sources of funds are cash dividends paid by the Bank and liquidity generated by investments or borrowings. The Company's principal uses of funds are cash dividends to shareholders as well as investment purchases and stock repurchases. During the nine months ended September 30, 2003, the Company repurchased 37,625 shares of its common stock at an average price of $12.15 per share, for a total of $457,240.

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

     During the nine months ended September 30, 2003, the Bank originated and purchased loans totaling $41.0 million compared with $35.0 million during the same period a year ago. At September 30, 2003, the Bank had outstanding commitments to originate loans of $4.9 million and unused lines of credit totaling $7.7 million.

     Certificate of deposit scheduled to mature in one year or less at September 30, 2003 total $49.3 million. Based on historical experience, management believes that a significant portion of the maturing deposits will remain with the Bank. At June 30, 2003 the Company believes it has sufficient cash to fund its outstanding commitments or will be able to obtain the necessary funds from outside sources to meet its cash requirements.


                               RECENT DEVELOPMENTS
                               -------------------

          On October 29, 2003 the Company declared a cash dividend of $.05 per share, payable on November 21, 2003 to shareholders of record on November 7, 2003.


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

     The Company maintains internal control over financial reporting. There have not been any significant changes in such internal control over financial reporting in the last quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                  None

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

                Exhibit 31.1   Rule 13a-14 Certification.

                Exhibit 31.2   Rule 13a-14 Certification.

                Exhibit 32.1   Certification of Clement B. Knapp pursuant to
                               section 906 of the Sarbanes Oxley Act of 2002.

                Exhibit 32.2   Certification of Daniel T. Poludniak pursuant to
                               Section 906 of the Sarbanes Oxley Act of 2002.

(b) Reports on Form 8-K:

                The Company filed Form 8-K dated July 23, 2003 attaching its press release announcing the results of operations for quarter ended June 30, 2003.

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


Date: October 29, 2003

By:  Clement B. Knapp, Jr.
     President and Chief Executive Officer
     (DULY AUTHORIZED REPRESENTATIVE)



By:  Daniel T. Poludniak
     Vice President and Chief Financial Officer
     (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

                                INDEX TO EXHIBITS


Exhibits No.
------------

11       Statement re: Computation of Earnings Per Share

31.1     Rule 13a-14 Certification

31.2     Rule 13a-14 Certification

32.1     Section 906  Certification for CEO

32.2     Section 906  Certification for CFO