Form 10KSB
period 2003-12-31
AMB FINANCIAL CORP
filed 2004-03-30
CIK 915393

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended December 31, 2003

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from                   to
                                       -----------------    -----------------

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


     Check whether the Registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such requirements for the past 90 days. YES [X] NO [_].

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The Registrant had $9.9 million in gross income for the year ended December 31, 2003.

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and asked price of such stock as of December 31, 2003 was $6.7 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

     As of March 12, 2004, there were issued and outstanding 971,147 shares of the Registrant's Common Stock.


                       DOCUMENTS INCORPORATED BY REFERENCE

Parts II and IV of Form 10-KSB - Annual Report to Stockholders for the fiscal year ended December 31, 2003.

Part III of Form 10-KSB - Proxy Statement for the 2003 Annual Meeting of Stockholders.

         Transitional Small Business Disclosure Format: Yes [_]; No [X].

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

         These forward-looking statements include statements about our beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties, and are subject to change based on various factors, some of which are beyond our control. The words "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause our financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in the forward-looking statements:

         o the strength of the United States economy in general and the strength of the local economy and real estate market in which we conduct operations;
         o the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;
         o    inflation, interest rate, market and monetary fluctuations;
         o the timely development of and acceptance of our new products and services and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services;
         o the willingness of users to substitute our products and services for products and services of our competitors;
         o our success in gaining regulatory approval of our products and services, when required;
         o the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance);
         o    the impact of technological changes;
         o competition from other financial service providers in the Company's market area;
         o    changes in local real estate values;
         o    changes in consumer spending and saving habits; and
         o    our success at managing the risks involved in the foregoing.

         The list of important factors stated above is not exclusive. We do not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of AMB Financial or American Savings.

                                     PART I

ITEM  1. DESCRIPTION OF BUSINESS
--------------------------------

         AMB Financial was formed in 1993 by American Savings under the laws of Delaware for the purpose of becoming a savings and loan holding company. American Savings, headquartered in Munster, Indiana, was founded in 1957 as a federally chartered institution. In March 1996, American Savings converted to the stock form of organization through the sale and issuance of 1,686,169 (split adjusted) shares of its common stock to AMB Financial. The principal asset of AMB Financial is the outstanding stock of American Savings. AMB Financial presently has no separate operations and its business consists only of the business of American Savings. All references to AMB Financial, unless otherwise indicated, at or before March 29, 1996 refer to American Savings. References in this Form 10-KSB to "we", "us" and "our" refer to AMB Financial and/or American Savings as the context requires.

         We are a community-based financial institution that offers a variety of selected financial services to meet the needs of the community we serve. We attract deposits from the general public and use such deposits to originate and purchase one- to four-family residential mortgages and, to a lesser extent, non-residential real estate, multi-family real estate, consumer, commercial business, land and construction loans. We also invest in mortgage-backed securities, investment securities consisting primarily of U.S. government obligations and various types of short-term liquid assets. See "- Lending Activities" and "- Investment Activities."

         We serve the financial needs of families and local businesses in our primary market area, northwest Lake County, Indiana, through our main office located in Munster, Indiana and two branch offices located in the communities of Dyer and Hammond, Indiana. Our deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (the "FDIC"). At December 31, 2003, we had total assets of $146.0 million, deposits of $108.3 million and stockholders' equity of $12.5 million or 8.58% of total assets.

         Our executive office is located at 8230 Hohman Avenue, Munster, Indiana 46321-1578 and its telephone number at that address is (219) 836-5870.

LENDING ACTIVITIES

         Our principal lending activity is originating and, to a lesser extent, purchasing first mortgage loans secured by owner-occupied one- to four-family residential properties located in our primary market areas. We also originate and purchase non-residential real estate, multi-family real estate, consumer, commercial business, land and construction loans. In addition to increasing the yield and/or the interest rate sensitivity of our portfolio, these non-one- to four family loans allow us to provide more comprehensive financial services to families and community businesses in our primary market area.

         LOAN PORTFOLIO COMPOSITION. The following table sets forth information concerning the composition of our loan portfolio in dollar amounts and in percentages (before deductions for loans in process, net deferred yield adjustments and allowances for losses) as of the dates indicated.

                                                                           December 31,
                              -----------------------------------------------------------------------------------------------------
                                     2003                 2002                 2001                 2000                1999
                              -----------------------------------------------------------------------------------------------------

                               Amount    Percent    Amount    Percent    Amount    Percent    Amount    Percent   Amount    Percent
                              -----------------------------------------------------------------------------------------------------
                                                                      (Dollars in Thousands)
Real Estate Loans:
-----------------
 One- to four-family .........$ 78,948     64.43%  $ 81,827     69.64%  $ 82,584     71.87%  $ 84,349     74.09% $ 82,210     76.11%
 Multi-family ................  11,128      9.08      4,196      3.57      3,433      2.99      2,189      1.92     2,144      1.98
 Non-residential .............  14,711     12.01     11,002      9.36     10,095      8.78     10,156      8.92     8,775      8.12
 Construction ................   2,053      1.68      2,771      2.36      3,090      2.69      4,854      4.26     4,279      3.96
 Land ........................   4,544      3.71      5,015      4.27      1,352      1.18      1,041      0.92       632      0.59
                              --------  --------   --------  --------   --------  --------   --------  --------  --------  --------
     Total real estate loans.. 111,384     90.91    104,811     89.20    100,554     87.51    102,589     90.11    98,040     90.76
                              --------  --------   --------  --------   --------  --------   --------  --------  --------  --------

Other Loans:
-----------
 Consumer Loans:
  Deposit account ............     180      0.15        183      0.15        123      0.11        213      0.19       147      0.13
  Credit Card ................     408      0.33        443      0.38        448      0.39        437      0.38       439      0.41
  Home improvement ...........      --        --         --        --         --        --         --        --        --        --
  Line of credit .............   5,004      4.08      4,499      3.83      3,711      3.23      4,130      3.63     3,336      3.09
  Other ......................   1,389      1.13      1,026      0.87      1,122      0.97      1,101      0.97     1,059      0.98
                              --------  --------   --------  --------   --------  --------   --------  --------  --------  --------
     Total consumer loans.....   6,981      5.69      6,151      5.23      5,404      4.70      5,881      5.17     4,981      4.61
                              --------  --------   --------  --------   --------  --------   --------  --------  --------  --------
 Commercial business loans....   4,158      3.40      6,546      5.57      8,951      7.79      5,377      4.72     4,999      4.63
                              --------  --------   --------  --------   --------  --------   --------  --------  --------  --------
     Total loans receivable... 122,523    100.00%   117,508    100.00%   114,909    100.00%   113,847    100.00%  108,020    100.00%
                              --------  ========   --------  ========   --------  ========   --------  ========  --------  ========

Less:
----
 Loans in process.............   1,359                2,505                1,698                  677               1,523
 Net deferred yield
   adjustments................     (78)                (153)                 (68)                 (13)                 (4)
 Allowance for losses.........   1,033                  838                  766                  701                 591
                              --------             --------             --------             --------            --------
 Total loans receivable, net..$120,209             $114,318             $112,513             $112,482            $105,910
                              ========             ========             ========             ========            ========

The following table shows the composition of our loan portfolios by fixed- and adjustable-rate at the dates indicated.

                                                                           December 31,
                              -----------------------------------------------------------------------------------------------------
                                     2003                 2002                 2001                 2000                1999
                              -----------------------------------------------------------------------------------------------------

                               Amount    Percent    Amount    Percent    Amount    Percent    Amount    Percent   Amount    Percent
                              -----------------------------------------------------------------------------------------------------
                                                                      (Dollars in Thousands)
Fixed-Rate Loans:
----------------
 Real estate:
  One- to four-family ........$ 68,081     55.56%  $ 63,647     54.17%  $ 60,844     52.95%  $ 52,798     46.38% $ 50,067     46.35%
  Multi-family ...............   6,454      5.27      2,718      2.31      1,877      1.63        579      0.51       618      0.57
  Non-residential ............  11,520      9.40      8,396      7.14      8,215      7.15      7,552      6.63     5,160      4.78
  Construction ...............   1,576      1.29      1,247      1.06      1,048      0.91      4,693      4.12     3,799      3.52
  Land .......................     545      0.45        339      0.29        416      0.36        339      0.30       286      0.27
                              --------  --------   --------  --------   --------  --------   --------  --------  --------  --------
     Total real estate loans..  88,176     71.97     76,347     64.97     72,400     63.00     65,961     57.94    59,930     55.49
                              --------  --------   --------  --------   --------  --------   --------  --------  --------  --------
 Consumer ....................   1,941      1.58      1,630      1.39      1,693      1.47      1,751      1.54     1,645      1.52
 Commercial business .........   2,436      1.99      4,313      3.67      5,784      5.03      4,046      3.55     3,227      2.99
                              --------  --------   --------  --------   --------  --------   --------  --------  --------  --------
     Total fixed-rate loans...  92,553     75.54     82,290     70.03     79,877     69.50     71,758     63.03    64,802     60.00
                              --------  --------   --------  --------   --------  --------   --------  --------  --------  --------

Adjustable-Rate Loans:
---------------------
 Real estate:
  One- to four-family ........  10,867      8.87     18,180     15.47     21,740     18.92     31,551     27.71    32,143     29.76
  Multi-family ...............   4,674      3.81      1,478      1.26      1,556      1.36      1,610      1.41     1,526      1.41
  Non-residential ............   3,191      2.61      2,606      2.22      1,880      1.63      2,604      2.29     3,615      3.34
  Construction ...............     477      0.39      1,524      1.30      2,042      1.78        161      0.14       480      0.44
  Land .......................   3,999      3.26      4,676      3.98        936      0.82        702      0.62       346      0.32
                              --------  --------   --------  --------   --------  --------   --------  --------  --------  --------
     Total real estate loans..  23,208     18.94     28,464     24.23     28,154     24.51     36,628     32.17    38,110     35.27
                              --------  --------   --------  --------   --------  --------   --------  --------  --------  --------
 Consumer ....................   5,040      4.11      4,521      3.84      3,711      3.23      4,130      3.63     3,336      3.09
 Commercial business .........   1,722      1.41      2,233      1.90      3,167      2.76      1,331      1.17     1,772      1.64
                              --------  --------   --------  --------   --------  --------   --------  --------  --------  --------
     Total adjustable-rate
     loans....................  29,970     24.46     35,218     29.97     35,032     30.50     42,089     36.97    43,218     40.00
                              --------  --------   --------  --------   --------  --------   --------  --------  --------  --------
     Total loans receivable... 122,523    100.00%   117,508    100.00%   114,909    100.00%   113,847    100.00%  108,020    100.00%
                              --------  ========   --------  ========   --------  ========   --------  ========  --------  ========

Less:
----
 Loans in process.............   1,359                2,505                1,698                  677               1,523
 Net deferred yield
 adjustment...................     (78)                (153)                 (68)                 (13)                 (4)
 Allowance for loan losses....   1,033                  838                  766                  701                 591
                              --------             --------             --------             --------            --------
 Total loans receivable, net..$120,209             $114,318             $112,513             $112,482            $105,910
                              ========             ========             ========             ========            ========

         The following table illustrates the interest rate sensitivity of the loan portfolio at December 31, 2003. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract requires the final payment to be made. This is shown without regard to interest rate adjustments. The table does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                                Real Estate
                         ------------------------------------------------------------
                                               Multi-family and
                         One- to Four-Family   Non-residential      Construction
                         ------------------------------------------------------------
                                   Weighted             Weighted            Weighted
                                    Average              Average             Average
                          Amount     Rate      Amount     Rate     Amount     Rate
                         ------------------------------------------------------------
                                            (Dollars in Thousands)
Due During the Period
Ending December 31,
---------------------
2004 ................    $  2,251      6.88%  $  2,297     6.52%   $ 2,053      5.42%
2005 to 2006 ........       4,261      6.74      4,023     6.10         --        --
2007 and  2008 ......       5,478      6.54      6,244     6.63         --        --
2009 to 2013 ........      13,840      6.06      6,302     6.46         --        --
2014 to 2023 ........      27,967      6.39      5,966     5.07         --        --
2024 and following...      25,151      6.45      1,007     6.63         --        --
                         --------             --------             -------
   Total ............    $ 78,948      6.40%  $ 25,839     6.13%   $ 2,053      5.42%
                         ========             ========             -------


                                                                   Commercial
                              Land              Consumer            Business              Total
                         -----------------------------------------------------------------------------
                                  Weighted            Weighted            Weighted            Weighted
                                   Average             Average             Average             Average
                         Amount     Rate     Amount     Rate     Amount     Rate     Amount     Rate
                         -----------------------------------------------------------------------------
                                                         (Dollars in Thousands)
Due During the Period
Ending December 31,
---------------------
2004 ................    $ 2,043      4.98%  $ 5,461      5.63%  $   818      7.57%  $ 14,923     5.94%
2005 to 2006 ........      2,243      4.57       289      7.44       663      6.86     11,479     6.12
2007 and  2008 ......        235      5.43       909      6.23     1,328      6.80     14,194     6.57
2009 to 2013 ........         --        --       291      6.44     1,349      6.68     21,782     6.22
2014 to 2023 ........         23      6.75        31      9.00        --        --     33,987     6.16
2024 and following...         --        --        --        --        --        --     26,158     6.46
                         -------             -------             -------             --------
   Total ............    $ 4,544      4.81%  $ 6,981      5.83%  $ 4,158      6.92%  $122,523     6.26%
                         =======             -------             =======             ========

         The total amount of loans due after December 31, 2004 which have predetermined interest rates is $86.6 million. The total amount of loans due after such dates which have floating or adjustable interest rates is $21.0 million.

         Under federal law, the aggregate amount of loans that we are permitted to make to any one borrower is generally limited to 15% of unimpaired capital and surplus (25% if the security for such loan has a "readily marketable" value or 30% for certain residential development loans). At December 31, 2003, our regulatory loan-to-one borrower limit was approximately $1.9 million. On the same date, we had no borrowers with outstanding balances in excess of this amount. As of December 31, 2003, the largest dollar amount of indebtedness to one borrower or group of related borrowers was a $1.6 million 25 unit apartment loan located in California. On the same date, this loan was performing in accordance with its terms.

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

         ONE- TO FOUR-FAMILY RESIDENTIAL REAL ESTATE LENDING. The cornerstone of our lending program is the origination of long-term permanent loans secured by mortgages on owner-occupied one- to four- family residences. At December 31, 2003, $78.9 million, or 64.43% of our loan portfolio consisted of permanent loans on one- to four-family residences. At that date, the average outstanding residential loan balance was $91,000 and the largest outstanding residential loan had a principal balance of $959,000. Virtually all of the residential loans we originate are secured by properties located in our market area. However, we have purchased a number of one-to-four family residential loans secured by properties located out of our market area. See "- Originations, Sales and Purchases of Loans."

         We originate 15-30-year fixed rate loans secured by one- to four-family residential real estate as a result of continued consumer demand. We monitor the volume and rate of our fixed rate loans to ensure compliance with our asset/liability management policy. At December 31, 2003, we had, exclusive of balloon loans, $25.1 million of fixed-rate residential loans with less than 10 years to contractual maturity, $25.2 million of fixed-rate residential loans with remaining contractual maturities between 10 and 20 years and $17.7 million of fixed-rate residential loans with remaining contractual maturities in excess of 21 years in its portfolio. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management" in our Annual Report to Stockholders for the year ended December 31, 2003 attached hereto as Exhibit 13 (the "Annual Report").

         In addition, we originate and acquire adjustable rate mortgage and balloon loans to reduce our exposure to changes in interest rates. We retain and service all adjustable rate mortgages and balloon loans we originate. We make such loans at rates, terms and points determined in accordance with market and competitive factors. Our current one- to four-family residential adjustable rate mortgages are fully amortizing loans with contractual maturities of up to 30 years. The interest rates on the adjustable rate mortgages we originate are generally subject to adjustment at three-year intervals based on a margin over the Three Year Treasury Securities Constant Maturity Index. Decreases or increases in the interest rate of our adjustable rate mortgages are generally limited to 5% above or below the initial interest rate over the life of the loan. Our adjustable rate mortgages are not convertible into fixed-rate loans, do not contain prepayment penalties and do not produce negative amortization. Adjustable rate mortgage loans may be assumed provided home buyers meet our underwriting standards and the applicable fees are paid. At December 31, 2003, the total balance of one- to four-family adjustable rate mortgages was $10.9 million.

         Our balloon loans generally carry seven year terms and 30 year amortization schedules. On December 31, 2003, we had $13.9 million of one -to-four family balloon loans.

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

         As of December 31, 2003, we had eleven one- to four-family residential mortgage loans having an aggregate balance of $5.5 million with current balances in excess of $322,700, the 2003 Freddie Mac maximum. Our delinquency experience on our loans in excess of this maximum has been similar to our experience on other residential loans.

         Our residential mortgage loans customarily include due-on-sale clauses giving us the right to declare the loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the property subject to the mortgage and the loan is not repaid.

         MULTI-FAMILY AND NON-RESIDENTIAL REAL ESTATE LENDING. We both originate and purchase permanent multi-family and non-residential real estate loans. We have increased these types of loans in recent years in accordance with our asset/liability management policy and favorable market conditions. Most of our originated loans are located in our primary market area while our purchased loans are located throughout the United States. During fiscal 2003, we purchased six apartment loans totaling $6.1 million. The largest such loan totaled $1.6 million and was located in California. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management" in the Annual Report. At December 31, 2003, we had $25.8 million in multi-family and non-residential real estate loans, representing 21.09% of the gross loan portfolio.

         The multi-family loan portfolio includes loans secured by five or more unit residential buildings located primarily in our primary market area. Our non-residential real estate loan portfolio consists of loans on a variety of non-residential properties including restaurants, hotel/motels, retail facilities, and small office buildings.

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

         Appraisals on properties securing multi-family and non-residential real estate loans originated by us are performed by a qualified independent appraiser at the time the loan is made. In addition, our underwriting procedures generally require verification of the borrower's credit history, income and financial statements, banking relationships, accompanying analysis references and income/debt coverage projections for the property. Personal guarantees are generally obtained for multi-family and non- residential real estate loans.

         Substantially all of the multi-family residential and non-residential real estate loans originated by us are secured by properties located within 50 miles of one or more of our offices.

         The table below sets forth by type of security property the estimated number, loan amount and outstanding balance of our multi-family and non-residential real estate loans at December 31, 2003.
                                                                   OUTSTANDING
                                NUMBER           ORIGINAL           PRINCIPAL
                               OF LOANS         LOAN AMOUNT          BALANCE
                              ----------------------------------------------
                                          (Dollars in Thousands)
MULTI-FAMILY.............            24          $ 12,029           $ 11,128
OFFICE...................             6             2,046              1,873
RETAIL...................             6             3,393              3,134
COMMERCIAL BUILDING......            13             2,165              1,971
RESTAURANTS..............             9             3,545              3,261
HOTEL....................             7             3,483              3,049
NURSING HOME.............             1               500                485
OTHER....................             4             1,036                938
                               --------          --------           --------
   TOTAL.................            70          $ 28,197           $ 25,839
                               ========          ========           ========

         At December 31, 2003, our largest multi-family and largest non-residential real estate loans totaled $1.6 million and $1.5 million, and consisted of a loan on a twenty-five unit apartment building located in California and a loan on a restaurant located in Northern Illinois, respectively. As of December 31, 2003, both these loans were performing in accordance with their terms.

         Multi-family and non-residential real estate loans generally present a higher level of risk than loans secured by one- to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family residential and non- residential real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower's ability to repay the loan may be impaired. At December 31, 2003, we had $546,000 of non residential loans which were 90 days or more delinquent.

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

         We also make loans to builders and developers to finance the construction of residential property where an independent appraisal shows that a ready market exists for the property as completed. Such loans generally have adjustable interest rates based upon prime with terms from six months to one year. The proceeds of the loan are advanced during construction based upon the percentage of completion as determined by an inspection. The loan amount normally does not exceed 80% of projected completed value for homes that have been pre-sold to the ultimate occupant. For loans to builders for the construction of homes not pre-sold, which may carry a higher risk, the loan-to value ratio is generally limited to 75%. Whether we are willing to provide permanent takeout financing to the purchaser of the home is determined independently of the construction loan by a separate underwriting process. At December 31, 2003, we did not have any construction loans with outstanding aggregate balances secured by one- to four-family residential property built on speculation.

         We also occasionally originate construction financing on multi-family and commercial real estate. However, there were no loans of this type outstanding as of December 31, 2003. Additionally, we participate with other lenders in loans to developers and builders to finance multi-family housing and commercial property construction. At December 31, 2003, we were involved in one participation construction loan with an outstanding aggregate balance of $750,000 (including $109,000 in undisbursed loan proceeds).

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

         LAND LENDING. Land loans, which include vacant land and developed lots, are made to various builders and developers with whom we have pre-existing relationships. All of such loans are secured by land zoned for residential developments and located within our market area. Disbursements related to acquisition and development land loans are typically based on the construction cost estimate of an independent architect or engineer who inspects the project in connection with significant disbursement requests. At December 31, 2003, we had $4.5 million in loans secured by land, representing 3.71% of our entire gross loan portfolio.

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

         As of December 31, 2003, we had one non-performing land loan. See "Delinquencies and Non-Performing Assets."

         CONSUMER LENDING. We believe that offering consumer loan products helps to expand the customer base and to create stronger ties to the existing customer base. In addition, because consumer loans generally have shorter terms to maturity and carry higher rates of interest than do residential mortgage loans, they can be valuable asset/liability management tools. For these reasons, we have been increasing our originations of consumer loans. We currently originate substantially all of our consumer loans in our market area. At December 31, 2003, the consumer loans totaled $7.0 million representing 5.69% of the gross loan portfolio.

         We offer a variety of secured consumer loans, including home equity lines of credit, home improvement loans, loans secured by savings deposits and automobile loans. Although we primarily originate consumer loans secured by real estate, deposits or other collateral, we also make unsecured personal loans.

         Our home equity lines of credit are generally limited to $100,000. We use the same underwriting standards for home equity lines of credit as we use for one- to four-family residential mortgage loans. Home equity lines of credit are originated in amounts which, together with the amount of the first mortgage, generally do not exceed 80% of the appraised value of the property securing the loan. The interest rate for all home equity loans floats at a stated margin over the prime rate. At December 31, 2003, we had $5.0 million of home equity lines of credit and $4.5 million of additional funds committed, but undrawn, under such lines.

         We also offer a Visa credit card program. At December 31, 2003, approximately 456 credit cards had been issued, with an aggregate outstanding loan balance of $408,000 and unused credit available of $638,000. We presently charge a fixed rate on interest on credit card loans and no annual membership fee.

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

         Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral for defaulted consumer loans may not provide adequate sources of repayment for the outstanding loan balances as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At December 31, 2003, $108,000, or approximately 1.54% of the consumer loan portfolio, was 60 days or more delinquent. There can be no assurance that delinquencies will not increase in the future.

         COMMERCIAL BUSINESS LENDING. In order to increase the yield and interest rate sensitivity of our loan portfolio and to satisfy the demand for financial services in our primary market area, we actively originate and purchase commercial business loans.

         During the past five years, we have originated commercial business loans to businesses such as small retail operations, small manufacturing concerns and professional firms. Also included in commercial business loans as of December 31, 2003 were $1.8 million of purchased loans all of which were made to borrowers located outside of our market area. Our commercial business loans almost always include personal guarantees and are usually, but not always, are at least partially secured by business assets, such as accounts receivable, equipment, inventory and real estate. However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

         Most of our commercial business loans have terms ranging from six months to five years and carry adjustable interest rates. The underwriting process for commercial business loans generally includes consideration of the borrower's financial statements, tax returns, projections of future business operations and inspection of the subject collateral, if any.

         Since 1995, we have purchased seasoned commercial leases covering various types of office/commercial/medical equipment. As of December 31, 2003, the outstanding balance on these leases was $1.2 million. In general, the leases are full-payout finance leases in which the lease payments effectively repay the lessor for the purchase price of the equipment, plus an acceptable yield. The selling institution continues to service the leases for us and provides limited recourse in the event of a default by the lessor. We have purchased these leases because they carry relatively high yields and have relatively short terms, consistent with our asset/liability management strategy.

         In 2002 we discovered that an organization from which we purchased leases for approximately 5 years had been diverting funds and selling the same leases to more than one purchaser. This company has been in business for approximately 15 years and sold leases to approximately 60 financial institutions across the nation. The principals of that organization have been arrested, charged with fraud and are awaiting trial. As a result, the Company recorded $308,000 of net charge-offs with respect to these leases during fiscal 2002. However, during 2003, we were able to recover $92,000 of our losses in settlement of a lawsuit against the escrow agent.

         The following table sets forth the Company's commercial business loans as of December 31, 2003.


      TYPE                       AMOUNT                 PERCENT OF PORTFOLIO
      ----                       ------                 --------------------
                          (Dollars in Thousands)

Equipment leases                 $1,423                        34.23%
Accounts receivable              $  127                         3.06%
Other                            $2,608                        62.71%
                                 ------                       ------
Total                            $4,158                       100.00%
                                 ======                       ======


         Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are generally of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself (which, in turn, may be dependent upon the general economic environment). For these reasons, commercial real estate loans generally carry a higher degree of credit risk than the residential loans. At December 31, 2003, the Company had $246,000 of non performing commercial business loans.

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

         We purchase loans from third parties to supplement loan production. In particular, we may purchase loans of a type which are not available or available with as favorable terms in our own market area. We generally use the same underwriting standards in evaluating loan purchases as we do in originating loans. We will continue to evaluate loan purchase opportunities as they arise and make purchases in the future depending on market conditions. At December 31, 2003, approximately $33.2 million of the loan portfolio was serviced by others and we did not service any loans for others.

         Our ability to originate large dollar volumes of real estate loans may be substantially reduced or restricted in periods of rising interest rates, with a resultant decrease in related fee income and operating earnings.

         The following table shows our loan origination, purchase, sale and repayment activities for the periods indicated.

                                                   Year Ended December 31,
                                           ---------------------------------------
                                             2003           2002            2001
                                           --------       --------        --------
Originations by type:                                   (In thousands)
---------------------
 Adjustable rate:
  Real estate - one- to four-family ...    $    505       $    158        $    928
                - multi-family ........         395             --              --
                - non-residential .....         735             --             186
                - construction ........         727            488              --
                - land ................       3,172          2,185             615
  Non-real estate - consumer ..........       6,200          5,680           4,171
                - commercial business .         245            611           2,817
                                           --------       --------        --------
         Total adjustable-rate ........      11,979          9,122           8,717
                                           --------       --------        --------
 Fixed rate:
  Real estate - one- to four-family ...      19,988         17,264          16,590
                - multi-family ........       1,527            690             240
                - non-residential .....       2,620          1,280             290
                - construction ........         872            382             180
                - land ................         328             40             150
  Non-real estate - consumer ..........       2,576          3,108           1,693
                - commercial business .       1,214          1,356           1,966
                                           --------       --------        --------
         Total fixed-rate .............      29,125         24,120          21,109
                                           --------       --------        --------
         Total loans originated .......      41,104         33,242          29,826
                                           --------       --------        --------

Purchases:
----------
  Real estate - one- to four-family ...       1,484          7,454(2)        3,468
                - multi-family ........       6,232(1)         517              --
                - non-residential .....       1,282          1,012           2,167
                - construction ........         750          2,445           1,430
  Non-real estate - commercial business          --          3,158(3)        4,455(4)
                                           --------       --------        --------
         Total loans purchased ........       9,748         14,586          11,520
                                           --------       --------        --------
         Total additions ..............      50,852         47,828          41,346
                                           --------       --------        --------
         Total loans sold .............          --             --              --
  Principal repayments ................      45,755         44,796          40,159
                                           --------       --------        --------
         Net before other items .......       5,097          3,032           1,187
                                           --------       --------        --------
Increase (decrease) in other items, net         794         (1,227)         (1,156)
                                           --------       --------        --------
         Net increase .................    $  5,891       $  1,805        $     31
                                           ========       ========        ========

-----------------------
(1) Includes $6.1 million of out of state loans acquired from same lender.
(2) Included $2.7 million of adjustable rate one-to-four family mortgage loans.
(3) Consisted of medical equipment leases and time shares/resort contracts.
(4) Consisted of equipment leases.

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

         LOAN DELINQUENCIES. The following table sets forth loan delinquencies by type, by amount and by percentage of type at December 31, 2003.

                                                   Loans Delinquent For:
                            --------------------------------------------------------------------
                                       60-89 Days                      90 Days and Over                  Total Delinquent Loans
                            -------------------------------------------------------------------------------------------------------
                                                   Percent                            Percent                              Percent
                                                   of Loan                            of Loan                              of Loan
                             Number     Amount     Category     Number     Amount     Category      Number      Amount     Category
                            -------------------------------------------------------------------------------------------------------
                                                                     (Dollars in Thousands)
Real Estate:
-----------
  One- to four-family             10   $  1,067        1.35%          6   $    544         .69%          16    $  1,611        2.04%
  Non-residential ...              3        783        5.32           2        546        3.71            5       1,329        9.03
  Land ..............             --         --          --           1        140        3.08            1         140        3.08
Consumer ............              1          3         .04           6        105        1.50            7         108        1.54
Commercial business .              1         45        1.08           7        246        5.92            8         291        7.00
                            --------   --------    --------    --------   --------    --------     --------    --------    --------
     Total ..........             15   $  1,898        1.55%         22   $  1,581        1.29%          37    $  3,479        2.84%
                                       ========                           ========                             ========

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

         In connection with the filing of our periodic reports with the OTS and in accordance with our classification of assets policy, we regularly review the problem loans in our portfolio to determine whether any loans require classification in accordance with applicable regulations. On the basis of this review of our assets, at December 31, 2003, we had classified the following assets:

                  One- to Four-                                                    Commercial
                     Family       Construction        Land          Consumer        Business         Total
                  --------------------------------------------------------------------------------------------
                                                         (In Thousands)
Substandard.....  $        544    $        188    $        140    $        105    $        171    $      1,148
Doubtful .......            --              --              --              --              --              --
Loss ...........            --             358(1)           --              --              75(2)          433
                  ------------    ------------    ------------    ------------    ------------    ------------
                  $        544    $        546    $        140    $        105    $        246    $      1,581
                  ============    ============    ============    ============    ============    ============

------------------
(1) The Bank has established a specific reserve for this portion of the non-residential loan. The balance of the loan is classified as substandard. See "-Multi-Family and Non-Residential Lending."
(2) The Bank has established a specific reserve for this portion of the commercial business loan. The balance of the loan os classified as substandard. See "-Commercial Business Lending."

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

                                                                   December 31,
                                                --------------------------------------------------
                                                 2003       2002       2001       2000       1999
                                                ------     ------     ------     ------     ------
                                                              (Dollars in Thousands)
Non-accruing loans:
  One- to four-family ......................    $  544     $  534     $  743     $  465     $  282
  Multi-family .............................        --         --         --         --         --
  Non-residential ..........................       546        475        463         --         --
  Construction .............................       140         --         --        556        479
  Consumer .................................       105         62         49         67         11
  Commercial business ......................       246         --         --         --        157
                                                ------     ------     ------     ------     ------
     Total .................................     1,581      1,071      1,255      1,088        929
                                                ------     ------     ------     ------     ------

Accruing loans delinquent more than 90 days:
  Consumer .................................        --         --         --         --         --
                                                ------     ------     ------     ------     ------
     Total .................................        --         --         --         --         --
                                                ------     ------     ------     ------     ------

Foreclosed assets:
  One- to four-family ......................        --        104        191         --         --
  Multi-family .............................        --         --         --         --         --
  Non-residential ..........................        --         --         --         --         --
  Construction .............................        --         --         --         --         --
  Consumer .................................        --         --         --         --         --
  Commercial business ......................        --         --         --         --         --
                                                ------     ------     ------     ------     ------
     Total .................................        --        104        191         --         --
                                                ------     ------     ------     ------     ------
Total non-performing assets ................    $1,581     $1,175     $1,446     $1,088     $  929
                                                ======     ======     ======     ======     ======
Total as a percentage of total assets ......      1.08%      0.79%      1.02%      0.80%      0.73%


         For the year ended December 31, 2003, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $68,000.

         At December 31, 2003, there were no other loans that are not disclosed on the table or discussed above, where known information about the possible credit problems of borrowers caused us to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

         ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is established through a provision for loan losses based on our evaluation of the probable losses in our loan portfolio and changes in the nature and volume of our loan activity. Such evaluation, which includes a review of all loans for which full collectibility may not be reasonably assured, considers among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan allowance. Although we believe we use the best information available to make such determinations, future adjustments to the allowance may be necessary, and net income could be significantly affected if circumstances differ substantially from the assumptions used in making the initial determinations. At December 31, 2003, we had an allowance for loan losses of $1.0 million.

         The following table sets forth an analysis of the allowance for loan losses.

                                                                   December 31,
                                                --------------------------------------------------
                                                 2003       2002       2001       2000       1999
                                                ------     ------     ------     ------     ------
                                                              (Dollars in Thousands)

Balance at beginning of period .............    $  838     $  766     $  701     $  591     $  507
                                                ------     ------     ------     ------     ------

Charge-offs:
  One- to four-family ......................        --         --         38         --         --
  Multi-family .............................        --         --         --         --         --
  Non-residential ..........................        --         --         28         --         --
  Construction .............................        --         --         --         --         --
  Consumer .................................        18         32         29         18         40
  Commercial business ......................         5        372         --         --         --
                                                ------     ------     ------     ------     ------
     Total charge-offs .....................        23        404         95         18         40
                                                ------     ------     ------     ------     ------

Recoveries:
  One- to four-family ......................        --         --         --         --         --
  Multi-family .............................        --         --         --         --         --
  Non-residential ..........................        --         --         --         --         --
  Construction .............................        --         --         --         --         --
  Consumer .................................         4          3          8          4          5
  Commercial business ......................        --         81         --         --         --
                                                ------     ------     ------     ------     ------
     Total recoveries ......................         4         84          8          4          5
                                                ------     ------     ------     ------     ------

Net charge-offs ............................       (19)      (320)       (87)       (14)       (35)
Additions charged to operations ............       214        392        152        124        119
                                                ------     ------     ------     ------     ------
Balance at end of period ...................    $1,033     $  838     $  766     $  701     $  591
                                                ======     ======     ======     ======     ======

Ratio of net charge-offs during the period
 to average loans outstanding during the
 period ....................................       .02%       .28%      0.08%      0.01%      0.04%
                                                ======     ======     ======     ======     ======

Ratio of net charge-offs during the period
 to average non-performing assets ..........      1.34%     21.65%      7.87%      1.37%      4.62%
                                                ======     ======     ======     ======     ======

         The distribution of the allowance for losses on loans at the dates indicated is summarized as follows:


                                                                       December 31,
                          ---------------------------------------------------------------------------------------------------
                                        2003                              2002                              2001
                          -------------------------------   -------------------------------   -------------------------------
                                                 Percent                           Percent                           Percent
                                                 of Loans                          of Loans                          of Loans
                                        Loan     in Each                  Loan     in Each                  Loan     in Each
                          Amount of   Amounts    Category   Amount of   Amounts    Category   Amount of   Amounts    Category
                          Loan Loss      by      to Total   Loan Loss      by      to Total   Loan Loss      by      to Total
                          Allowance   Category    Loans     Allowance   Category    Loans     Allowance   Category    Loans
                          ---------   --------   --------   ---------   --------   --------   ---------   --------   --------
                                                                 (Dollars In Thousands)

One- to four-family...... $     160   $ 78,948      64.43%  $     161   $ 81,827      69.64%  $     195   $ 82,584      71.87%
Multi-family.............        33     11,128       9.08          13      4,196       3.57           7      3,433       2.99
Non-residential..........       429     14,711      12.01         289     11,002       9.36         160     10,095       8.78
Construction and land....        75      6,597       5.39          64      7,786       6.63          11      4,442       3.87
Consumer.................        68      6,981       5.69          59      6,151       5.23          54      5,404       4.70
Commercial business......       140      4,158       3.40          66      6,546       5.57         114      8,951       7.79
Unallocated..............       128         --         --         186         --         --         225         --         --
                          ---------   --------   --------   ---------   --------   --------   ---------   --------   --------
     Total............... $   1,033   $122,523     100.00%  $     838   $117,508     100.00%  $     766   $114,909     100.00%
                          =========   ========   ========   =========   ========   ========   =========   ========   ========



                                                    December 31,
                          -----------------------------------------------------------------
                                        2000                              1999
                          -------------------------------   -------------------------------
                                                 Percent                           Percent
                                                 of Loans                          of Loans
                                        Loan     in Each                  Loan     in Each
                          Amount of   Amounts    Category   Amount of   Amounts    Category
                          Loan Loss      by      to Total   Loan Loss      by      to Total
                          Allowance   Category    Loans     Allowance   Category    Loans
                          ---------   --------   --------   ---------   --------   --------

One- to four-family...... $     154   $ 84,349      74.09%  $     125   $ 82,210      76.11%
Multi-family.............         7      2,189       1.92           7      2,144       1.98
Non-residential..........        29     10,156       8.92          26      8,775       8.12
Construction and land....       236      5,895       5.18         136      4,911       4.55
Consumer.................        61      5,881       5.17          46      4,981       4.61
Commercial business......        47      5,377       4.72          74      4,999       4.63
Unallocated..............       167         --         --         177         --         --
                          ---------   --------   --------   ---------   --------   --------
     Total............... $     701   $113,847     100.00%  $     591   $108,020     100.00%
                          =========   ========   ========   =========   ========   ========


ACCOUNTS RECEIVABLE INVESTMENTS

         The Company purchases accounts receivable from commercial firms and, to a lesser extent, from financial intermediaries. Such account receivables arise from, among other activities, trucking, nursing, government contract, commercial cleaning, architectural services and manufacturing. The Company purchases both individual receivables and, to a lesser extent, interests in pools of receivables.

         The Company's assets are classified as "other assets." Like commercial business loans, these unsecured assets are subject to the risk that the debtor is unable to pay the receivable. The Bank underwrites these assets both on the ability of the debtor to pay the receivable as well as on the ability of the seller to repurchase the receivable although, under the terms of the purchase agreements, the sellers are in many cases not obligated to do so. In some cases the Bank has acquired credit insurance on a portion of the receivables. See "Note 9 of the Notes to Consolidated Financial Statements."

         At December 31, 2003, the Company owned $2.4 of accounts receivables and interests in pools of such receivables.

INVESTMENT ACTIVITIES

         Most of our investments consist of U.S. Government and agency securities with maturities of five years or less, mortgage backed securities and short term assets. We also invest, to a limited degree, in municipal securities, mutual funds and equity securities of other financial companies. At December 31, 2003, we did not own any securities of a single issuer which exceeded 10% of our retained earnings, other than U.S. government or federal agency obligations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in the Annual Report.

         INVESTMENT SECURITIES. At December 31, 2003, investment securities totaled $4.3 million, or 2.97% of total assets. Included in this amount is a $1.7 million investment in Federal Home Loan Bank ("FHLB") stock which is required for membership in the FHLB of Indianapolis. It is our general policy to purchase investment securities which are U.S. Government securities or federal agency obligations or other issues that are rated investment grade or have credit enhancements. At December 31, 2003, the average term to maturity or repricing of the investment portfolio was 2.2 years.

         The following table sets forth the composition of our investment securities at the dates indicated.

                                                                                        December 31,
                                                        ---------------------------------------------------------------------------
                                                                 2003                      2002                      2001
                                                        -----------------------   -----------------------   -----------------------
                                                          Carry        % of         Carry        % of         Carry        % of
                                                          Value        Total        Value        Total        Value        Total
                                                        ----------   ----------   ----------   ----------   ----------   ----------
                                                                                   (Dollars in Thousands)

Interest-bearing deposits ............................  $    3,660                $    8,504                $    6,410
                                                        ==========                ==========                ==========

Investment securities available for sale:
  U.S. government securities .........................       1,265        47.82%       4,453        70.35%       3,221        79.22%
  Municipal obligations ..............................          --           --          107         1.69          102         2.51
  Corporate debt securities ..........................         703        26.58        1,029        16.26           --
  Government securities mutual fund ..................         179         6.77          175         2.76          160         3.93
                                                        ----------   ----------   ----------   ----------   ----------   ----------

Total investments available for sale .................       2,147        81.17        5,764        91.06        3,483        85.66
                                                        ----------   ----------   ----------   ----------   ----------   ----------

Trading Securities:
  Common stock of other financial institutions .......         498        18.83          476         7.52          483        11.88
  Corporate debt securities ..........................          --           --           90         1.42          100         2.46
                                                        ----------   ----------   ----------   ----------   ----------   ----------

     Total trading securities ........................         498        18.83          566         8.94          583        14.34
                                                        ----------   ----------   ----------   ----------   ----------   ----------

     Total investment securities .....................  $    2,645       100.00%  $    6,330       100.00%  $    4,066       100.00%
                                                        ==========   ==========   ==========   ==========   ==========   ==========

Average remaining life of debt investment securities..          2.2 years                 1.5 years                 2.2 years

  Stock in FHLB of Indianapolis ......................  $    1,687                $    1,624                $    1,624
                                                        ==========                ==========                ==========

         The composition and maturities of the investment securities portfolio, excluding FHLB stock, as of December 31, 2003 are indicated in the following table.

                                            Less Than       1 to 5        5 to 10         Over
                                             1 Year          Years         Years        10 Years       Total Investment Securities
                                          -----------------------------------------------------------------------------------------
                                           Carry Value    Carry Value    Carry Value    Carry Value     Carry Value     Fair Value
                                          ------------   ------------   ------------   ------------    ------------    ------------
                                                                           (Dollars in Thousands)

U.S. government securities .............. $         --   $      1,265   $         --   $         --    $      1,265    $      1,265
Corporate debt securities ...............          703             --             --             --             703             703
Marketable equity securities: ...........           --             --             --             --              --              --
  Government securities mutual fund (1)..           --             --             --            179             179             179
  Common stock of other financial
  institutions (1) ......................           --             --             --            498             498             498
                                          ------------   ------------   ------------   ------------    ------------    ------------
Total ................................... $        703   $      1,265   $         --   $        677    $      2,645    $      2,645
                                          ============   ============   ============   ============    ============    ============

Weighted average yield ..................         5.17%          3.48%            --%          2.10%           3.57%

-----------
(1) Marketable equity securities with no stated maturity are included in the "over 10 years" category.

         MORTGAGE-BACKED SECURITIES. We purchase mortgage-backed securities from time to time to supplement residential loan production. The type of securities purchased is based upon our asset/liability management strategy and balance sheet objectives. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management" in our Annual Report to Shareholders. Our mortgage-backed securities are held in the available for sale portfolio in order to retain investment flexibility and accordingly are included in our financial statements at fair value.

         All of our mortgage-backed securities at December 31, 2003, are backed by federal agencies or government corporations. Accordingly, we believe that the mortgage-backed securities are generally resistant to credit problems.

         The following table sets forth the composition of our mortgage-backed securities at the dates indicated.

                                                           December 31,
                                     -----------------------------------------------------
                                           2003               2002               2001
                                     -----------------------------------------------------
                                      Carry    % of      Carry    % of      Carry    % of
                                      Value    Total     Value    Total     Value    Total
                                     ------   ------    ------   ------    ------   ------
                                                    (Dollars in Thousands)
Mortgage-backed securities
available for sale:
  GNMA ...........................   $  174     5.51    $  457    17.29    $  726    24.02
  FNMA ...........................    1,234    39.11       532    20.13        32     1.06
  FHLMC ..........................    1,501    47.58     1,654    62.58     2,265    74.92
Collateralized mortgage
obligation available for sale:
  FNMA ...........................      246     7.80        --       --        --       --
                                     ------   ------    ------   ------    ------   ------
  Total mortgage-backed securities   $3,155   100.00%   $2,643   100.00%   $3,023   100.00%
                                     ======   ======    ======   ======    ======   ======

         The following table shows mortgage-backed and related securities, purchase, sale and repayment activities for the periods indicated.

                                           Year Ended December 31,
                                       --------------------------------
                                         2003        2002        2001
                                       --------    --------    --------
                                             (Dollars in Thousands)
Purchases:
  Adjustable-rate ..................   $     --    $     --    $     --
  Fixed-rate .......................      2,258         979         493
                                       --------    --------    --------
         Total purchases ...........      2,258         979         493
                                       --------    --------    --------
Sales and Repayments:
         Total sales ...............         --          --          --
                                       --------    --------    --------
  Principal repayments .............      1,732       1,421         948
                                       --------    --------    --------
         Total reductions ..........     (1,732)     (1,421)       (948)
  Increase in other items, net......        (14)         62          54
                                       --------    --------    --------
         Net increase (decrease)....   $    512    $   (380)   $   (401)
                                       ========    ========    ========

         The following table sets forth the contractual maturities of our mortgage-backed securities at December 31, 2003. These securities are anticipated to be repaid well in advance of their contractual maturities as a result of mortgage loan payments. The amounts set forth below represent principal balances only and do not include premiums, discounts and fair value adjustments.

                                                                        December 31, 2003
                                      Due in                           Balance Outstanding
                 -------------------------------------------------   -----------------------
                   1 to        5 to 10      10 to 20     Over 20
                  5 Years       Years         Years       Years        Fixed      Adjustable
                 ----------   ----------   ----------   ----------   ----------   ----------
                                            (Dollars in Thousands)

GNMA ..........  $       --   $       --   $       --   $      163   $      163   $       --
FNMA ..........          --          388           25          762        1,150           25
FHLMC .........         516          304          469          177        1,466           --
CMO ...........          --           --           --          250          250           --
                 ----------   ----------   ----------   ----------   ----------   ----------
     Total.....  $      516   $      692   $      494   $    1,352   $    3,029   $       25
                 ==========   ==========   ==========   ==========   ==========   ==========


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

         The following table sets forth the savings flows during the periods indicated.
                                     Year Ended December 31,
                           ------------------------------------------
                              2003            2002            2001
                           ----------      ----------      ----------
                                      (Dollars in Thousands)
Opening balance........    $  109,331      $  102,210      $   89,712
Deposits ..............       233,130         234,272         196,760
Withdrawals ...........      (236,479)       (230,049)       (188,387)
Interest credited......         2,352           2,898           4,125
                           ----------      ----------      ----------

Ending balance.........    $  108,334      $  109,331      $  102,210
                           ==========      ==========      ==========

Net increase ..........    $     (997)     $    7,121      $   12,498
                           ==========      ==========      ==========

Percent increase.......         (0.91)%          6.97%          13.93%
                           ==========      ==========      ==========

         The following table sets forth the dollar amount of savings deposits in the various types of deposit programs we offer as of the dates indicated.

                                                                   December 31,
                                      ----------------------------------------------------------------------
                                              2003                    2002                     2001
                                      --------------------     --------------------     --------------------
                                                  Percent                  Percent                  Percent
                                       Amount     of Total      Amount     of Total      Amount     of Total
                                      --------    --------     --------    --------     --------    --------
                                                              (Dollars in Thousands)
Transactions and Savings Deposits:
Commercial Demand (0.00%(1)) .....    $  1,853        1.71%    $  1,350        1.23%    $  1,486        1.45%
Passbook Accounts (1.25%(1)) .....      19,850       18.32       17,624       16.12       15,351       15.02
NOW Accounts (0.75%(1)) ..........       8,581        7.92        8,090        7.40        7,845        7.68
Money Market Accounts (tiered) ...      14,107       13.02       10,033        9.18        5,345        5.23
                                      --------    --------     --------    --------     --------    --------

Total Non-Certificates ...........      44,391       40.97       37,097       33.93       30,027       29.38
                                      --------    --------     --------    --------     --------    --------
Certificates:
 0.76 - 2.00% ....................      21,279       19.64        2,615        2.39          113        0.11
 2.01 - 3.00% ....................      23,108       21.33       27,353       25.02        7,677        7.51
 3.01 - 4.00% ....................      11,831       10.92       30,642       28.03       12,471       12.20
 4.01 - 5.00% ....................       6,842        6.32        9,261        8.47       21,948       21.47
 5.01 - 6.00% ....................         498        0.46        1,333        1.22       10,664       10.43
 6.01 - 7.00% ....................         385        0.36          997        0.91       18,712       18.31
 7.01 - 9.00% ....................          --          --           33        0.03          598        0.59
                                      --------    --------     --------    --------     --------    --------

Total Certificates ...............      63,943       59.03       72,234       66.07       72,183       70.62
                                      --------    --------     --------    --------     --------    --------
Total Deposits ...................    $108,334      100.00%    $109,331      100.00%    $102,210      100.00%
                                      ========    ========     ========    ========     ========    ========

-----------------------
(1) Rates in effect at December 31, 2003.

         The following table shows rate and maturity information for our certificates of deposit as of December 31, 2003.

                                                    0.76-      2.01-      3.01-      4.01-      5.01-                 Percent
                                                    2.00%      3.00%      4.00%      5.00%      7.00%      Total      of Total
                                                   -------    -------    -------    -------    -------    -------     -------
                                                                            (Dollars in Thousands)
Certificate account maturing in quarter ending:
-----------------------------------------------
March 31, 2004 ................................    $ 4,909    $ 6,333    $ 1,960    $   132    $   172    $13,506       21.12%
June 30, 2004 .................................      5,173      2,090      5,420        256         95     13,034       20.38
September 30, 2004 ............................      5,048     11,191        320        264         37     16,860       26.37
December 31, 2004 .............................      3,262        708        111      2,373        293      6,747       10.55
March 31, 2005 ................................      1,658        163      2,148      3,454         43      7,466       11.68
June 30, 2005 .................................        558        245        192        126        238      1,359        2.12
September 30, 2005 ............................        309      1,226          6         16          3      1,560        2.44
December 31, 2005 .............................        174        455        413         --         --      1,042        1.63
March 31, 2006 ................................         65        229        699         94         --      1,087        1.70
June 30, 2006 .................................         80        112         --        126         --        318        0.50
September 30, 2006 ............................         13         12         73         --         --         98        0.15
December 31, 2006 .............................         --          4        141         --         --        145        0.23
Thereafter ....................................         30        342        349         --         --        721        1.13
                                                   -------    -------    -------    -------    -------    -------     -------
   Total ......................................    $21,279    $23,110    $11,832    $ 6,841    $   881    $63,943      100.00%
                                                   =======    =======    =======    =======    =======    =======     =======
   Percent of total ...........................      33.28      36.14      18.50      10.70       1.38     100.00%
                                                   =======    =======    =======    =======    =======    =======

         The following table indicates the amount of our certificates of deposit and other deposits by time remaining until maturity as of December 31, 2003.

                                                                        Maturity
                                                   ---------------------------------------------------
                                                               Over       Over
                                                   3 Months   3 to 6     6 to 12     Over
                                                    or Less   Months     Months    12 months    Total
                                                   ---------------------------------------------------
                                                                 (Dollars in Thousands)

Certificates of deposit less than $100,000.....    $ 9,431    $10,318    $18,767    $12,047    $50,563

Certificates of deposit of $100,000 or more....      4,075      2,716      4,840      1,749     13,380
                                                   -------    -------    -------    -------    -------
Total certificates of deposit..................    $13,506    $13,034    $23,607    $13,796    $63,943
                                                   =======    =======    =======    =======    =======


         BORROWINGS. We may obtain advances from the Federal Home Loan Bank of Indianapolis upon the security of our capital stock in the Federal Home Loan Bank of Indianapolis and certain of our mortgage loans and mortgage-backed securities. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. At December 31, 2003, we had $16.1 million in Federal Home Loan Bank advances outstanding. From time to time during recent years we have utilized short-term borrowings, most of which had original maturities of 12 to 36 months, in order to fund loan demand. See "Management Discussion and Analysis - Asset/Liability Management" in the Annual Report.

         The following table sets forth certain information as to our borrowings, all of which consisted of FHLB advances, during the period ending on the dates indicated.
                                                           December 31,
                                                   -----------------------------
                                                     2003      2002      2001
                                                   -----------------------------
                                                       (Dollars in Thousands)

Average balance outstanding....................... $ 18,154  $ 22,214  $ 27,309
Maximum amount outstanding at any month-end
   during the period..............................   19,297    23,956    31,108
Balance outstanding at end of period..............   16,130    20,297    23,956
Weighted average interest rate during the period..     5.44%     5.33%     5.64%
Weighted average interest rate at end of period...     5.24      5.38      5.01

SUBSIDIARIES

         We have one wholly owned subsidiary service corporation, NIFCO, Inc., and one second tier subsidiary service corporation, Ridge Management, Inc. which is owned by NIFCO. NIFCO sells annuities and securities. For the year ended December 31, 2003, NIFCO recorded a net gain of $1,000. As of December 31, 2003, the activities of NIFCO were effectively transferred to the Bank.

         In the past, Ridge Management engaged in lending and investment activity, although it is currently essentially inactive. For the year ended December 31, 2003, Ridge Management had no activity.

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

         Our general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At December 31, 2003, our lending limit under this restriction was approximately $1.9 million. At December 31, 2003, we had no loans in excess of our loans-to-one-borrower limit.

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

         The current premium schedule for Bank Insurance Fund and Savings Association Insurance Fund insured institutions range from 0 to 27 basis points. However, Savings Association Insurance Fund insured institutions and Bank Insurance Fund insured institutions are required to pay a Financing Corporation assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. For the quarter ended December 31, 2003, this amount was equal to 6.52% basis points for each $100 in domestic deposits for Savings Association Insurance Fund members and Bank Insurance Fund insured institutions. These assessments, which may be revised based upon the level of Bank Insurance Fund and Savings Association Insurance Fund deposits, will continue until the bonds mature in 2017.

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

         The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). At December 31, 2003, American Savings had tangible capital of $12.7 million, or 8.78% of adjusted total assets, which is approximately $10.5 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date. At December 31, 2003, American Savings did not have any intangible assets.

         The capital standards also require core capital equal to at least 3% to 4% of adjusted total assets, depending on an institution's supervisory rating. Core capital generally consists of tangible capital. At December 31, 2003, we had core capital equal to $12.7 million, or 8.78% of adjusted total assets, which is $8.3 million above the minimum leverage ratio requirement of 3% as in effect on that date.

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

         On December 31, 2003, we had total risk-based capital of approximately $13.2 million, including $12.7 million in core capital and $600,000 in qualifying supplementary capital, and risk-weighted assets of $87.0 million, or total capital of 15.23% of risk-weighted assets. This amount was $6.3 million above the 8% requirement in effect on that date.

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

         QUALIFIED THRIFT LENDER TEST. All savings institutions are required to meet a qualified thrift lender test to avoid certain restrictions on their operations. This test requires a savings institution to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings institutions may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, these assets primarily consist of residential housing related loans and investments. At December 31, 2003, American Savings met the test and has always met the test since its effectiveness. American Savings' qualified thrift lender percentage was 79.42% at December 31, 2003.

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

         USA PATRIOT ACT. The USA Patriot Act was signed into law on October 26, 2001. The USA Patriot Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. The USA Patriot Act also requires the federal banking agencies to take into consideration the effectiveness of controls designed to combat money laundering activities in determining whether to approve a merger or other acquisition application of a member institution. Accordingly, if we engage in a merger or other acquisition, our controls designed to combat money laundering would be considered as part of the application process. The Company has established policies, procedures and systems designed to comply with these regulations.

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

         SARBANES OXLEY ACT OF 2002. On July 30, 2002, President Bush signed into law the Sarbanes- Oxley Act of 2002, which contains important new requirements for public companies in the area of financial disclosure and corporate governance. Among the requirements of the Sarbanes-Oxley Act of

2002 are written certifications by our Chief Executive Officer and Chief Financial Officer of our quarterly and annual reports filed with the SEC, as well as disclosures regarding our internal controls and procedures. In response to the Sarbanes-Oxley Act of 2002 and the related regulations, the Company has reviewed and amended its practices, policies and procedures to ensure our ability to comply with the requirements of the Act.

         FEDERAL RESERVE SYSTEM. The Federal Reserve Board requires all depository institutions to maintain noninterest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At December 31, 2003, American Savings was in compliance with these reserve requirements.

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

         As a member, American Savings is required to purchase and maintain a minimum amount of stock in the Federal Home Loan Bank of Indianapolis. At December 31, 2003, American Savings had $1.7 million in Federal Home Loan Bank stock, which was in compliance with this requirement. In past years, American Savings has received substantial dividends on our Federal Home Loan Bank stock. For the fiscal year ended December 31, 2003, dividends paid by the Federal Home Loan Bank of Indianapolis to American Savings totaled $85,000, which constituted a $13,000 decrease from the amount of dividends received in fiscal 2002. Over the past five fiscal years these dividends have averaged 6.97% and were 5.12% for fiscal 2003.

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

         To the extent earnings appropriated to a savings institution's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the institution's supplemental reserves for losses on loans, such excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of December 31, 2003, American Savings' excess for tax purposes totaled approximately $1.9 million.

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

         We attract all of its deposits through our branch offices, primarily from the communities in which those branch offices are located; therefore, competition for those deposits is principally from other savings institutions, commercial banks, securities firms, money market and mutual funds and credit unions located in the same communities. Our ability to attract and retain deposits depends on our ability to provide an investment opportunity that satisfies the requirements of investors. We compete for these deposits by offering a variety of deposit accounts at competitive rates, convenient business hours and a customer oriented staff. As of December 31, 2003, we estimate our market share of savings deposits in the Gary-Hammond, Indiana MSA market area to be approximately 1.46%.

         The Company also experiences competition from online financial service providers.

EMPLOYEES

         At December 31, 2003, we had a total of 35 employees, including 6 part-time employees. Our employees are not represented by any collective bargaining group. We consider employee relations to be good.

ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

         We conduct business at its main office located in Munster, Indiana. The following table sets forth information relating to each of our properties as of December 31, 2003.

                                                Total
                                    Owned    Approximate
                          Year       or        Square         Book Value at
Location                Acquired   Leased      Footage      December 31, 2003
--------------------------------------------------------------------------------
                                                          (Dollars in Thousands)
MAIN OFFICE:

8230 Hohman Avenue        1963      Owned         8,400         $      74
Munster, Indiana

BRANCH OFFICES:

1001 Main Street          2000      Owned(1)     16,000         $   1,834
Dyer, Indiana

4521 Hohman Avenue        1983      Owned         1,600         $      82
Hammond, Indiana
------------------------
(1) Our branch office occupies 5,300 square feet of this building. The balance of the property is leased.

         We believe that current facilities are adequate to meet our present and foreseeable needs, subject to possible future expansion.

         We maintain an on-line data base with a service bureau servicing financial institutions. The net book value of the data processing and computer equipment utilized at December 31, 2003 was $72,000.


ITEM 3.  LEGAL PROCEEDINGS
--------------------------

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

         No matters were submitted to a vote of security holders, through the solicitation of proxies, during the quarter ended December 31, 2003.

                                     PART II



ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------

         Page 46 of the Annual Report to Shareholders attached as Exhibit 13 is herein incorporated by reference.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------

         Pages 5 through 16 of the Annual Report to Shareholders attached as
Exhibit 13 are herein incorporated by reference.


ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

         The following information appearing in the Annual Report is incorporated herein by reference.

                                                                       Pages in
                                                                        Annual
                Annual Report Section                                   Report
-------------------------------------------------------------------------------


Report of Independent Certified Public Accountants......................    18

Consolidated Balance Sheets (December 31, 2003 and 2002)................    19

Consolidated Statements of Earnings (For the Years Ended
  December 31, 2003, 2002 and 2001).....................................    20

Consolidated Statements of Changes in Stockholders' Equity
  (For the Three Years Ended December 31, 2003, 2002 and 2001)..........    21

Consolidated Statements of Cash Flows (For the Years Ended
  December 31, 2003, 2002 and 2001).....................................    22

Notes to Consolidated Financial Statements..............................    23


         With the exception of the aforementioned information in Part II of the Form 10-KSB, the Annual Report is not deemed filed as part of this annual report on Form 10-KSB.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

         There has been no Current Report on Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change in accountants and/or reporting disagreements on any matter of accounting principle or financial statement disclosure.


ITEM 8A. CONTROLS AND PROCEDURES.
---------------------------------

         The Company has adopted interim disclosure controls and procedures designed to facilitate the Company's financial reporting. The interim disclosure controls currently consist of communications among the Chief Executive Officer, the Chief Financial Officer and each department head to identify any transactions, events, trends, risks or contingencies which may be material to the Company's operations. The Company's disclosure controls also contain certain elements of its internal controls adopted in connection with applicable accounting and regulatory guidelines. Finally, the Chief Executive Officer, Chief Financial Officer, the Audit Committee and the Company's independent auditors also meet on a quarterly basis and discuss the Company's material accounting policies. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of these interim disclosure controls as of the end of the period covered by this report and found them to be adequate.

         The Company maintains internal control over financial reporting. There have not been any significant changes in such internal control over the financial reporting in the last quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.




                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
----------------------------------------------------------------------
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
         -------------------------------------------------

         Information concerning the directors, executive officers and Section 16(a) compliance is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders to be held in 2003, a copy of which will be filed not later than 120 days after the close of fiscal year.


ITEM 10. EXECUTIVE COMPENSATION
-------------------------------

         Information concerning executive compensation is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders to be held in 2004, a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

         Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from our definitive proxy statement for the annual meeting of stockholders to be held in 2004, a copy of which will be filed not later than 120 days after the close of the fiscal year.

         The following table sets forth information with respect to securities to be issued under AMB Financial's compensation plans as of December 31, 2003.

=========================================      =================================     =====================    ======================
                                               (a)                                   (b)                      (c)
Plan Category                                  Number of securities to be issued     Weighted-average         Number of securities
                                               upon exercise of outstanding          exercise price of        remaining available
                                               options, warrants and rights          outstanding options,     for future issuance
                                                                                     warrants and rights      under equity
                                                                                                              compensation plans
                                                                                                              (excluding securities
                                                                                                              reflected in column
                                                                                                              (a))
=========================================      =================================     =====================    ======================
Equity compensation plans approved by
security holders:

1.   Recognition and Retention Plan            1.   N/A                              1.    N/A                1.   2,529
2.   1996 Stock Option and Incentive Plan      2.   187,578                          2.    $6.80              2.   8,430

=========================================      =================================     =====================    ======================

Equity compensation plans not approved
by security holders                                          N/A                               N/A                      N/A

=========================================      =================================     =====================    ======================
Total                                                      187,578                            $6.80                    10,959
=========================================      =================================     =====================    ======================

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


ITEM 13. EXHIBITS AND REPORTS ON 8-K
------------------------------------

         (a) Exhibits:

                                                                                             Reference to
                                                                                             Prior Filing
                                                                                              or Exhibit
 Regulation                                                                                     Number
S-B Exhibit                                                                                    Attached
   Number                                         Document                                      Hereto
---------------------------------------------------------------------------------------------------------
     2           Plan of acquisition, reorganization, arrangement, liquidation or succession     None
    3(i)         Certificate of Incorporation...............................................       *
   3(ii)         Bylaws.....................................................................       *
     4           Instruments defining the rights of security holders, including indentures..       *
     9           Voting trust agreement.....................................................     None
     10          Material contracts:
                 1996 Stock Option and Incentive Plan.......................................      **
                 Recognition and Retention Plan.............................................      **
                 Employee Stock Ownership Plan..............................................       *
                 Employee Severance Compensation Plan.......................................       *
                 Employment Agreements......................................................       *
                 Second Executive Deferred Compensation Plan................................      ***
                 Trust Agreement for the Compensation Agreement.............................      ***
     11          Statement re: computation of per share earnings............................     ****
     13          Annual report to security holders..........................................      13
     14          Code of Ethics.............................................................      14
     16          Letter on change in certifying accountant..................................     None
     18          Letter on change in accounting principles..................................     None
     21          Subsidiaries of registrant.................................................      21
     22          Published report regarding matters submitted to vote.......................     None
     23          Consent of experts and counsel.............................................      23
     24          Power of attorney.......................................................... Not required
    31.1         Certification of Chief Executive Officer pursuant to Section 302 of the
                 Sarbanes-Oxley Act of 2002 ................................................     31.1
    31.2         Certification of Chief Financial Officer pursuant to Section 302 of the
                 Sarbanes-Oxley Act of 2002 ................................................     31.2
    32.1         Certification of Chief Executive Officer pursuant to Section 906 of the
                 Sarbanes-Oxley Act of 2002 ................................................     32.1
    32.2         Certification of Chief Financial Officer pursuant to Section 906 of the
                 Sarbanes-Oxley Act of 2002 ................................................     32.2
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

         (b) Reports on Form 8-K:

         During the quarter ended December 31, 2003, we filed Current Reports on Form 8-K on (i) October 30, 2003 relating to a press release dated October 22, 2003 announcing the payment of a cash dividend and (iii) December 30 relating to a press release of the same date announcing the appointment of a member to the Company's Board of Directors.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
-----------------------------------------------

         Information concerning principal accountant fees and services is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in April 2004, a copy of which will be filed not later than 120 days after the close of the fiscal year.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   AMB FINANCIAL CORPORATION


Date:    March 24, 2004            By: /s/ Clement B. Knapp, Jr.
                                       ----------------------------------------
                                   Clement B. Knapp, Jr., Chairman of the Board,
                                   President and Chief Executive Officer
                                   (DULY AUTHORIZED REPRESENTATIVE)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By:      /s/ Clement B. Knapp, Jr.                         By:      /s/ Daniel T. Poludniak
         --------------------------------------------               --------------------------------------------
         Clement B. Knapp, Jr., Chairman of the                     Daniel T. Poludniak, Vice-President,
         Board, President and Chief Executive Officer               Treasurer and Chief Financial Officer
         (PRINCIPAL EXECUTIVE AND OPERATING OFFICER)                (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

Date:    March 24, 2004                                    Date:    March 24, 2004


By:      /s/ Donald L. Harle                               By:      /s/ Ronald W. Borto
         --------------------------------------------               --------------------------------------------
         Donald L. Harle, Director                                  Ronald W. Borto, Director

Date:    March 24, 2004                                    Date:    March 24, 2004


By:      /s/ John G. Pastrick                              By:      /s/ Michael Mellon
         --------------------------------------------               --------------------------------------------
         John G. Pastrick, Director                                 Michael Mellon, Director

Date:    March 24, 2004                                    Date:    March 24, 2004


By:      /s/ Robert E. Tolley
         --------------------------------------------
         Robert E. Tolley, Director

Date:    March 24, 2004

                                INDEX TO EXHIBITS





Exhibit No.                       Document
-----------   ----------------------------------------------------------------
13            Annual Report
14            Code of Ethics
21            Subsidiaries of the Registrant
23            Consent of Cobitz, VandenBerg & Fennessy
31.1          Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2          Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1          Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2          Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002