Form 10QSB
period 2004-03-31
AMB FINANCIAL CORP
filed 2004-05-05
CIK 915393

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         -------------------------------

                                   FORM 10-QSB



    (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2004

                                                OR

    (_) TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
                                                --------------



     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     As of April 28, 2004 there were 1,686,169 shares of the Registrant's common stock issued and 975,293 shares outstanding.

     Transitional Small Business Disclosure Format (check one): Yes [_]  No [X]

================================================================================

                               AMB FINANCIAL CORP.

                                   FORM 10-QSB

                                TABLE OF CONTENTS

Part I.          FINANCIAL INFORMATION                                      PAGE
                                                                            ----

       Item 1.   Financial Statements

                 Consolidated Statements of Financial Condition at
                 March 31, 2004 (Unaudited) and December 31, 2003              3

                 Consolidated Statements of Earnings for the three
                  months ended March 31, 2004 and 2003
                 (unaudited)                                                   4

                 Consolidated Statement of Changes in
                 Stockholders Equity, three months ended
                 March 31, 2004 (unaudited)                                    5

                 Consolidated Statements of Cash Flow for the three months ended March 31, 2004 and 2003
                 (unaudited) 6

                 Notes to Unaudited Consolidated Financial Statements        7-8

       Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                      9-19

Part II.         OTHER INFORMATION                                            20

                 Signatures                                                   21

                 Index of Exhibits                                            22

                 Earnings Per Share Analysis (Exhibit 11)                     23

                 Rule 13a-14 Certifications (Exhibits 31.1 and 31.2)       24-25

                 Section 906 Certification (Exhibits 32.1 and 32.2)        26-27

                               AMB FINANCIAL CORP.
                                AND SUBSIDIARIES

                 Consolidated Statements of Financial Condition

                                                                       March 31,          December 31,
                                                                         2004                 2003
                                                                     ------------         ------------
Assets
------
Cash and amounts due from depository institutions                       4,298,376            3,574,488
Interest-bearing deposits                                               3,481,047            3,660,301
                                                                     ------------         ------------
     Total cash and cash equivalents                                    7,779,423            7,234,789
Investment securities, available for sale, at fair value                2,446,683            2,147,354
Trading securities                                                        540,250              498,428
Mortgage backed securities, available for sale, at fair value           2,960,571            3,155,454
Loans receivable (net of allowance for loan losses:
     $1,062,672 at March 31, 2004 and
     $1,033,226 at December 31, 2003)                                 123,832,973          120,208,826
Investment in LTD Partnership                                             930,498              951,998
Real Estate Owned                                                          59,034                 --
Stock in Federal Home Loan Bank of Indianapolis                         1,708,400            1,687,200
Accrued interest receivable                                               610,230              621,067
Office properties and equipment- net                                    2,526,921            2,553,884
Bank owned life insurance                                               3,277,223            3,314,147
Prepaid expenses and other assets                                       5,002,046            3,591,650
                                                                     ------------         ------------

     Total assets                                                     151,674,252          145,964,797
                                                                     ============         ============

Liabilities and Stockholders' Equity
------------------------------------
Liabilities
-----------
Deposits                                                              112,296,705          108,334,324
Borrowed money                                                         16,129,714           16,129,714
Guaranteed preferred beneficial interest in the
      Company's subordinated debentures                                 5,000,000            5,000,000
Notes Payable                                                             768,411              769,593
Advance payments by borrowers for taxes and insurance                   1,004,450              709,515
Other liabilities                                                       3,767,876            2,502,042
                                                                     ------------         ------------
     Total liabilities                                                138,967,156          133,445,188
                                                                     ------------         ------------
Stockholders' Equity
--------------------
Preferred stock, $.01 par value; authorized
     100,000 shares; none outstanding                                        --                   --
Common Stock, $.01 par value; authorized 1,900,000 shares;
     1,686,169 shares issued and 971,147 shares outstanding
    at March 31, 2004 and 949,379 shares outstanding at                    16,862               16,862
   December 31, 2003
Additional paid- in capital                                            11,043,953           11,066,882
Retained earnings, substantially restricted                             9,089,268            9,006,790
Accumulated other comprehensive income, net of tax                         55,046               54,067
Treasury stock, at cost (715,022 shares at March 31, 2004
     and 736,790 shares at December 31, 2003)                          (7,318,173)          (7,445,132)
Common stock acquired by Employee Stock Ownership Plan                   (179,860)            (179,860)
                                                                     ------------         ------------
     Total stockholders' equity                                        12,707,096           12,519,609
                                                                     ------------         ------------

Total liabilities and stockholders' equity                            151,674,252          145,964,797
                                                                     ============         ============

                               AMB FINANCIAL CORP.
                                 AND SUBIDIARIES

                       Consolidated Statements of Earnings

                                                                     Three Months         Three Months
                                                                        Ended                Ended
                                                                       March 31,            March 31,
                                                                     ------------         ------------
                                                                         2004                 2003
                                                                       unaudited            unaudited
Interest income
     Loans                                                              1,870,189            1,971,780
     Mortgage-backed securities                                            36,316               46,842
     Investment securities                                                 18,123               63,817
     Interest-bearing deposits                                              9,587               28,477
     Dividends on FHLB stock                                               21,000               22,712
                                                                     ------------         ------------
          Total interest income                                         1,955,215            2,133,628
                                                                     ------------         ------------

Interest expense
     Deposits                                                             564,633              739,696
     Borrowings                                                           274,124              321,742
                                                                     ------------         ------------
          Total interest expense                                          838,757            1,061,438
                                                                     ------------         ------------

          Net interest income                                           1,116,458            1,072,190
Provision for loan losses                                                  26,275               48,494
                                                                     ------------         ------------
          Net interest income after
            provision for loan losses                                   1,090,183            1,023,696
                                                                     ------------         ------------

Non-interest income:
     Loan fees and service charges                                         39,289               65,635
     Deposit related fees                                                 109,344              140,393
     Other fee income                                                      67,876               90,005
     Rental Income                                                         34,175               20,553
     Unrealized gain on trading
      securities                                                           41,822               42,345
     Loss from investment
      in limited partnership                                              (21,500)             (22,000)
    Gain from life insurance proceeds                                      26,678                 --
     Increase in cash value of insurance                                   38,719               40,857
     Other income                                                          15,952               11,735
                                                                     ------------         ------------
          Total non-interest income                                       352,355              389,523
                                                                     ------------         ------------

Non-interest expense:
     Staffing costs                                                       550,819              465,381
     Advertising                                                           50,153               22,093
     Occupancy and equipment expense                                      120,531              116,996
     Data processing                                                      136,393              123,955
     Professional fees                                                     46,932               52,427
     Federal deposit insurance premiums                                     4,389                4,528
     Other operating expenses                                             164,800              156,582
                                                                     ------------         ------------
          Total non-interest expense                                    1,074,017              941,962
                                                                     ------------         ------------

Net income before income taxes                                            368,521              471,257
Provision for (benefit from)
  federal and state income taxes                                          103,353              143,624
                                                                     ------------         ------------

          Net income                                                      265,168              327,633
                                                                     ============         ============

Earnings per share- basic                                            $       0.28         $       0.36
Earnings per share- diluted                                          $       0.26         $       0.33

See accompanying notes to consolidated financial statements.

                               AMB FINANCIAL CORP.
                                 AND SUBIDIARIES

           Consolidated Statements of Changes in Stockholders' Equity

                                   (Unaudited)

                                                                               Accumulated                 Common
                                                     Additional                   Other                     Stock
                                        Common        Paid-in       Retained  Comprehensive   Treasury     Acquired
                                         Stock        Capital       Earnings      Income       Stock       by ESOP        Total
                                      -----------   -----------   -----------  -----------  -----------  -----------   -----------
Balance at December 31, 2003          $    16,862    11,066,882     9,006,790       54,067   (7,445,132)    (179,860)   12,519,609
                                      -----------   -----------   -----------  -----------  -----------  -----------   -----------

Comprehensive income:
  Net income                                                          265,168                                              265,168
  Other comprehensive income,
      net of  income taxes:
     Unrealized holding gain
       during the period                                                               979                                     979
                                                                  -----------  -----------                             -----------
Total comprehensive income                                            265,168          979                                 266,147

Exercise of 37,937 stock options,
   and reissuance of treasury stock                                  (126,913)                  126,959                         46
Repurchase of 10,537 stock options                     (108,215)                                                          (108,215)
Tax benefit related to stock options
  exercised                                              43,286                                                             43,286
Appreciation in fair value of shares
  charged to expense for ESOP plan                       42,000                                                             42,000
Contribution to fund ESOP loan
Dividends declared on
    common stock ($.06 per share)                                     (55,777)                                             (55,777)
                                      -----------   -----------   -----------  -----------  -----------  -----------   -----------

Balance at March 31, 2004             $    16,862    11,043,953     9,089,268       55,046   (7,318,173)    (179,860)   12,707,096
                                      ===========   ===========   ===========  ===========  ===========  ===========   ===========










See accompanying notes to consolidated financial statements

                               AMB FINANCIAL CORP.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                                                       Three Months Ending March 31,
                                                                     ---------------------------------
                                                                         2004                 2003
                                                                     ------------         ------------
                                                                                (unaudited)
Cash flows from operating activities:
  Net income                                                         $    265,168              327,633
   Items not requiring (providing) cash:
    Depreciation                                                           58,221               47,901
    Amoritization of premiums and accretion of discounts                    6,780                1,013
     Federal Home Loan Bank stock divedend                                (21,200)                --
     Provision for loan losses                                             26,275               48,494
     Increase in deferred compensation                                     19,163               22,381
     ESOP compensation                                                     42,000               24,750
     Unrealized gain on trading securities                                (41,822)             (42,345)
     Loss from limited partnership                                         21,500               22,000
     Increase in cash surrender value of life insurance                   (38,719)             (40,857)
     Gain from life insurance proceeds                                    (26,678)                --
     Increase in deferred income on loans                                   1,494               12,032
     Decrease decrease in accrued interest receivable                      10,837                4,334
     Increase in accrued interest payable                                  11,222                6,816
     Change in current and deferred income taxes                         (101,647)             118,624
     Other, net                                                           (30,667)            (686,382)
                                                                     ------------         ------------

Net cash provided by (for) operating activities                           201,927             (133,606)
                                                                     ------------         ------------

Cash flows from investing activities:
     Proceeds from maturity of investment securities                      700,000            1,700,000
     Purchase of investment securities                                 (1,002,384)          (1,767,864)
     Proceeds from repayments of mortgage-backed
       securities                                                         192,790              483,704
     Purchase of mortgage-backed securities                                  --             (1,772,000)
     Purchase of loans                                                 (1,966,810)          (4,035,135)
     Loan disbursements                                                (9,172,921)          (9,287,355)
     Loan repayments                                                    7,428,781           13,261,964
     Proceeds from sale of real estate owned                                 --                 35,744
     Proceeds from life insurance policy                                  102,321                 --
     Property and equipment expenditures, net                             (31,258)            (109,885)
                                                                     ------------         ------------

Net cash provided by (for) investing activities                        (3,749,481)          (1,490,827)
                                                                     ------------         ------------

Cash flows from financing activities:
     Net increase in deposits                                           3,962,381            5,087,943
     Repayment of borrowed money                                             --             (1,000,000)
     Repayment of notes payable                                            (1,182)              (3,287)
     Increase in advance payments by borrowers
      for taxes and insurance                                             294,935              297,604
     Proceeds from exercise of stock options                                   46                 --
     Repurchase of stock options                                         (108,215)                --
     Purchase of teasury stock                                               --               (372,322)
     Dividends paid on common stock                                       (55,777)             (43,002)
                                                                     ------------         ------------

Net cash provided by financing activities                               4,092,188            3,966,936
                                                                     ------------         ------------

Net change in cash and cash equivalents                                   544,634            2,342,503

Cash and cash equivalents at beginning of period                        7,234,789           12,352,502
                                                                     ------------         ------------

Cash and cash equivalents at end of period                           $  7,779,423           14,695,005
                                                                     ============         ============

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
     Interest                                                        $    827,535            1,054,622
     Income taxes                                                         205,000               25,000
 Non-cash investing activities:
    Transfer of loans to real estate owned                                 59,034                 --

 See accompanying notes to consolidated financial statements.

                               AMB FINANCIAL CORP.
                                AND SUBSIDIARIES

Notes to Consolidated Financial Statements
------------------------------------------

1.   Statement of Information Furnished
     ----------------------------------

     The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and Article 10 of Regulation S-X, and in the opinion of management contains all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position as of March 31, 2004, the results of operations for the three months ended March 31, 2004 and 2003 and cash flows for the three months ended March 31, 2004 and 2003. These results have been determined on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The attached consolidated statements are those of AMB Financial Corp. (the "Holding Company") and its consolidated subsidiaries American Savings, FSB (the "Bank"), the Bank's wholly owned subsidiary NIFCO, Inc., and the wholly owned subsidiary of NIFCO, Inc., Ridge Management, Inc. The results of operations for the three month period ended March 31, 2004 is not necessarily indicative of the results to be expected for the full year.

2.   Earnings Per Share
     ------------------

     Earnings per share for the three month periods ended March 31, 2004 and 2003 were determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding (see Exhibit 11 attached). Stock options are regarded as common stock equivalents and are considered in diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method. ESOP shares not committed to be released to participants are not considered outstanding for purposes of computing earnings per share amounts.

3.   Industry Segments
     -----------------

     The Company operates principally in the banking industry through its subsidiary bank. As such, substantially all of the Company's revenues, net income, identifiable assets and capital expenditures are related to banking operations.

4.   Impact of New Accounting Standards
     ----------------------------------

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" which was subsequently replaced by a revised FIN 46 in December 2003. FIN 46 provides new accounting guidance on when to consolidate a variable interest entity. A variable interest entity exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack one of three characteristics associated with owning a controlling financial interest. Those characteristics include the direct or indirect ability to make decisions about an entity's activities through voting rights or similar rights, the obligation to absorb the expected loss of an entity if they occur, and the right to receive the expected residual return of the entity if they occur. FIN 46 is effective for the first reporting period ending after December 15, 2003. Adoption of this statement did not have a material impact on the Company's consolidated financial statements.

     In April 2003, the FASB issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In general, this Statement should be applied prospectively. Adoption of this Statement did not have a material effect on the Company's consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003. Adoption of this Statement did not have a material effect on the Company's consolidated financial statements.

     In November 2003, the FASB ratified a consensus reached by the Energizing Issues Task Force ("EITF") in EITF 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," which is effective for fiscal years ending after December 15, 2003. The consensus requires certain qualitative and quantitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The Company believes there are no disclosures currently required that would have a material impact on the Company's consolidated financial statements.

     In December 2003, the American Institute of Certified Public Accountants ("AICPA") released Statement of Position 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a transfer" ("SOP 03-3"). SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities acquired in a transfer if those differences are attributable to credit quality. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. Adoption of this statement is not expected to have a material impact on the Company's consolidated financial statements.

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




ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
           ----------------------------------------------------------


     This report in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere, contains, and other periodic reports and press releases of the Company may contain, certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1973, as amended, and Section 21E of the Securities Exchanged Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company are generally identifiable by the words "believe, intend, anticipate, estimate, project, plan", or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted. Factors which could have a material adverse effect on the operations and future prospects of the Company and the subsidiaries include, but are not limited to changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the Company's loan or investment portfolios, demand for loan products, deposit flows, cost and availability of borrowings, competition, demand for financial services in the Company's market area, real estate values in the Company's primary market area, the possible short-term dilutive effect of potential acquisitions, and tax and financial accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

                               FINANCIAL CONDITION

                  MARCH 31, 2004 COMPARED TO DECEMBER 31, 2003

     Total assets of the Company were $151.7 million at March 31, 2004, an increase of $5.7 million, or 3.9% from $146.0 million at December 31, 2003. The increase was primarily due to higher balances in loans receivable and purchased accounts receivable. These asset increases were funded in part by an increase in deposit balances.

     Cash and short-term investments totaled a combined $7.8 million at March 31, 2004, an increase of $545,000, from the combined balance of $7.2 million at December 31, 2003. The Company intends, subject to market conditions, to redeploy a portion of this liquidity in loan production or investment securities subject to future market conditions.

     Investment securities, available for sale, increased by $299,000 to $2.4 million at March 31, 2004. The increase is due to a $1.0 million government agency purchase, offset by $700,000 in securities which were called or matured. Net unrealized gains in the available for sale portfolio have increased to $24,000 at March 31, 2004 from $21,000 at December 31, 2003.

     Trading account securities increased by $42,000 to $540,000 at March 31, 2004. The increase is attributable to an increase in unrealized gains in the portfolio. The trading account portfolio consists of holdings in community bank and thrift stocks. Subsequent to the end of the quarter unrealized gains declined significantly due to a decline in financial institution stock price.

     Mortgage-backed securities, available for sale, decreased by $195,000 to $3.0 million at March 31, 2004. There were no new purchases of mortgage-backed securities over the most recent three month period. Net unrealized gains in the available for sale portfolio have declined to $68,000 at March 31, 2004 from $69,000 at December 31, 2003.

     Loans receivable increased $3.6 million, or 3.0%, to $123.8 million at March 31, 2004 from $120.2 million at December 31, 2003. The Bank originated loans of $9.2 million and purchased loans totaling $2.0 million during the three months ended March 31, 2004, compared to $9.3 million of originations and $4.0 million of purchases during the prior year period. Offsetting originations and purchases were amortization and prepayments totaling $7.4 million and $13.3 million for the three months ended March 31, 2004. Although interest rates have remained attractive and at historically low levels, refinance activity has slowed accounting for the slightly lower loan volume and lower prepayments as compared to a year ago.

     The allowance for loan losses totaled $1.1 million, an increase of $29,000 from the balance at December 31, 2003. The Bank's allowance for loan losses to total loans outstanding was .85% at both March 31, 2004 and December 31, 2003. Non-performing loans increased $535,000 to $2.12 million, or 1.69% of total loans receivable at March 31, 2004, compared to $1.58 million, or 1.29% of total loans receivable at December 31, 2003. The ratio of allowance for loan losses to non-performing loans was 50.2% at March 31, 2004 compared to 65.3% at December 31, 2003.

     Deposits increased $4.0 million, to $112.3 million at March 31, 2004. The increase is primarily due to an increase in core deposit accounts, primarily money market accounts, of $2.0 million and passbook accounts of $1.2 million. At March 31, 2004, the Bank's core deposits (passbook, checking and money market accounts) comprised $48.0 million, or 42.7% of deposits, compared to $44.4 million, or 41.0% of deposits at December 31, 2003.

     Borrowed money, which consisted of FHLB of Indianapolis advances, remained unchanged at March 31, 2004 at $16.1 million. There is currently $2.0 million of FHLB advances maturing over the next twelve month period at a weighted average rate of 4.8%.

     Total stockholder's equity of the Company increased by $187,000 to $12.7 million, or 8.4% of total assets, at March 31, 2004, compared to $12.5 million, or 8.6% of total assets at December 31, 2003. The increase was due to net income of $265,000, and normal amortization of ESOP benefits of $42,000 as well as an increase in net unrealized holding gains on investment securities available for sale (net of tax) of $1,000. These increases were offset by the Company's repurchase of stock options from the estate of a deceased director, net of the tax benefit realized relating to these options exercises, in the amount of $65,000 and cash dividends paid of $56,000. The Company made no stock repurchases during the first quarter of 2004 but may, from time to time based on market conditions, make modest repurchases of stock in the future.

COMPARISON OF OPERATING RESULTS FOR THE QUARTERS ENDED MARCH 31, 2004 AND 2003

     GENERAL

     Net income for the three months ended March 31, 2004 was $265,000, or $.26 per diluted share, compared to net income of $328,000, or $.33 per diluted share for the three months ended March 31, 2003. The decrease in earnings is primarily due to decreased fee income and higher non-interest expense, offset by higher net interest income, a reduction in the loan loss provision and reduced income taxes.

     NET INTEREST INCOME

     Net interest income was $1.116 million for the current quarter, compared to $1.072 million for the quarter ended March 31, 2003, an increase of $44,000 or 4.1%. The Company's average interest-earning assets decreased to $131.9 million for three months ended March 31, 2004 compared to $134.2 million for the three months ended March 31, 2003, while the Company's net interest spread improved to 3.37% for the current three month period, compared to 3.23% for the prior year quarterly period. The improved spread is attributable to a greater decline in the Bank's average cost of funds than the decline in the yield on interest-earning assets. This reflects the shorter-term nature of the Bank's deposit accounts, as well as downward repricing of its core deposit and certificate of deposit accounts due to the continuing low interest rate environment over the past twelve months.

     Interest income on loans receivable decreased $102,000 despite a $5.8 million increase in average loans receivable. The general decline in interest rates resulted in a high level of prepayments and lower yields on new loans in the portfolio, which caused a 67 basis point decline in the average yield on loans receivable. Interest income on mortgage-backed securities decreased $11,000 to $36,000 for the current quarter, due to a 260 basis point decrease in average yield offset by a $451,000 increase in average balance, while interest income on investment securities decreased $46,000 to $18,000 due to a 132 basis point decline in average yield and a $3.6 million decrease in average balance. The decrease in average yield on both portfolios is attributable to lower interest rates prevailing during the past twelve months causing maturing cash flows to be reinvested at lower interest rates. Interest income on interest-bearing deposits also declined by $19,000 due to a 25 basis point decline in the average yield as well as a $5.1 million decline in the average balance.

     Interest expense on deposit accounts decreased by $175,000 to $564,000 for the first quarter of 2004, as a result of a 61 basis point decline in the average cost of deposits coupled with a $1.0 million decrease in the average balance of total deposits compared to the year ago period. The decrease in the average cost of deposits to 2.06% for the three months ended March 31, 2004 compared to the 2.67% in the year ago period is primarily due to the downward repricing of maturing certificate of deposit accounts, as well as the lower interest rate paid on core deposits due to the decline in short-term rates.

     Interest expense on borrowings decreased by $48,000 to $274,000, as a result of a $3.4 million decrease in the average balance of borrowed funds as well as a 5 basis point decrease in the average cost of borrowed funds. Higher than normal liquidity due to increased deposit balances and prepayments of loans and securities has enabled the Bank to repay maturing FHLB advances as they come due.

     PROVISION FOR LOAN LOSSES.

     Based on management's assessment of the adequacy of the loan loss allowance for loan losses, the Company recorded a provision for loan losses of $26,000 during the three month period ended March 31, 2004 as compared to a $48,000 provision in the prior year period. There were no changes in estimation method or assumptions that impacted the provision for loan losses during the quarter. Management believes that the total general loan loss allowance of $559,000 on total net loans of $123.8 million at March 31, 2004 is adequate to cover probable accrued losses in the portfolio given the area economic conditions, the level of impaired and non-performing loans, and the composition of the loan portfolio. At March 31, 2004, the Company was aware of no regulatory directives or suggestions that the Company make additional provisions for losses on loans.

     NON-INTEREST INCOME

     Non-interest income decreased to $352,000 in the current quarter, compared to $390,000 reported in last year's first quarter. The decrease in non-interest income is primarily due to a $31,000 decrease in deposit related fees, primarily ATM fees due to the Company's closing of two casino boat ATMs. Loan related fees also declined by $26,000 due to reduced loan refinance activity during the current quarter as compared to the prior year and service fee income, primarily related to the Company's purchase of accounts receivable serviced by third parties, declined by $22,000 due in part to repayment during 2003 of approximately $2.0 million of such accounts receivable as well as a slowing in payments on certain receivables. Offsetting these decreases in non-interest income was a $13,000 increase in rental income at the Dyer branch location which is currently fully leased and a $27,000 gain from the excess proceeds on a life insurance policy due to the death of one of the Company's directors. In addition, the Company also reported a loss of $21,500 in the current quarter compared to a loss of $22,000 in the prior year's quarter, related to an investment in a low-income housing joint venture. As a result of this investment, the Company recorded an offsetting $35,000 in federal income tax credits during both periods which resulted in the reduction of the Company's effective income tax rate.

     NON-INTEREST EXPENSE.

     Non-interest expense increased by $132,000 to $1.07 million in the current quarter, compared to $942,000 reported in last year's first quarter. The increase resulted primarily from increased staffing costs during the quarter of $85,000 due to increased compensation and benefit costs (including increased ESOP expense as a result of the increase in the price of the Company's stock between the periods), increased advertising costs of $28,000 to promote the Company's products and services and increased data processing costs of $12,000 due to increased transaction activity.

     INCOME TAXES.

     For the three months ended March 31, 2004, income tax expense totaled $103,000, or an effective tax rate of 28.0%, compared to $144,000, or an effective tax rate of 30.5% for the three months ended March 31, 2003. Both periods were positively impacted by the recognition of approximately $35,000 in low-income housing tax credits which have a greater impact on the effective rate in a lower earnings period compared to a higher earnings period.

                           REGULATION AND SUPERVISION
                           --------------------------

     CAPITAL STANDARDS

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

                               Capital Requirement

At March 31, 2004, the Bank was in compliance with all of its capital requirements as follows:

                                               March 31, 2004                    December 31, 2003
                                        ---------------------------        ---------------------------
                                                           Percent of                         Percent of
                                           Amount            Assets           Amount            Assets
                                        ------------        -------        ------------        -------
Stockholders' equity of the Bank        $ 13,061,516           8.72%       $ 12,711,621           8.81%
                                        ------------        -------        ------------        -------

Tangible capital                          13,006,470           8.68%       $ 12,657,723           8.78%
Tangible capital requirement               2,248,000           1.50           2,162,000           1.50
                                        ------------        -------        ------------        -------
Exess                                   $ 10,758,470           7.18%       $ 10,495,723           7.28%
                                        ============        =======        ============        =======

Core capital                              13,006,470           8.68%       $ 12,657,723           8.78%
Core capital requirement                   4,496,000           3.00           4,325,000           3.00
                                        ------------        -------        ------------        -------
Excess                                  $  8,510,470           5.68%       $  8,332,723           5.78%
                                        ============        =======        ============        =======

Core and supplementary capital            13,550,142          14.88%       $ 13,242,949          15.23%
Risk-based capital requirement             7,286,000           8.00           6,958,000           8.00
                                        ------------        -------        ------------        -------
Exess                                   $  6,264,142           6.88%       $  6,284,949           7.23%
                                        ============        =======        ============        =======

Total Bank assets                       $149,930,000                       $144,216,000
Adjusted total Bank assets               149,875,000                        144,162,000
Total risk-weighted assets                91,077,000                         86,981,000

A reconciliation of consolidated stockholders' equity of the bank for financial reporting purposes to capital available to the Bank to meet regulatory capital requirements is as follows:

                                       March 31, 2004                   December 31, 2003
                                        ------------                       ------------
Stockholders' equity of the Bank        $ 13,061,516                       $ 12,711,621
Regulatory capital adjustment
  for available for sale securities          (55,046)                           (53,898)
                                        ------------                       ------------

     Tangible and core capital          $ 13,006,470                       $ 12,657,723
General loan loss reserves                   558,672                            600,226
Direct equity investments                    (15,000)                           (15,000)
                                        ------------                       ------------

    Core and supplementary capital      $ 13,550,142                       $ 13,242,949
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

                                                  March 31,        December 31,
                                                    2004               2003
                                                 ----------         ----------
                                                (Dollars in        (Dollars in
                                                 thousands)         thousands)
Non-accruing loans:
     One to four family                                 436                544
     Multi-family                                      --                 --
     Non-residential                                  1,264                546
     Land                                               140                140
     Commercial Business                                211                246
     Construction                                      --                 --
     Consumer                                            64                105

                                                 ----------         ----------
Total                                                 2,116              1,581
                                                 ----------         ----------

Foreclosed assets:
     One to four family                                  59               --
     Multi-family                                      --                 --
     Non-residential                                   --                 --
     Construction                                      --                 --
     Consumer                                          --                 --

                                                 ----------         ----------
Total                                                    59                  0
                                                 ----------         ----------

Other Assets:
     Accounts receivables serviced by bank              429                 27
     Accounts receivables serviced by other              40                 40

                                                 ----------         ----------
     Total                                              469                 67

Total non- performing assets                          2,644              1,648
                                                 ==========         ==========

Total as a percentage of total assets                  1.74%              1.13%
                                                 ==========         ==========

     Non-performing assets increased significantly during the past three months totaling $2.64 million or 1.74% of total assets at March 31, 2004 compared to $1.65 million or 1.13% of total assets at December 31, 2003. Of the $1 million increase, a non-residential and a mortgage residential loan totaling some $550,000 were brought current on April 2, 2004. Included in non-performing assets at March 31, 2004, is a $486,000 non-residential participation loan in the process of foreclosure. A specific reserve of $358,000 has been established by management as of this date. In April 2004, this property was sold with proceeds of $90,500 remitted to the Company. Management believes that the remaining balance not specifically reserved of $38,000 will be collected when a final accounting of the property is completed. In addition, one related borrower is past due on a number of commercial business and non-residential loans in the amount of $615,000. Management has authorized the establishment of $71,000 of specific reserves against the unsecured portion of this debt.

     During April, the Company became aware of a collection problem with accounts receivable purchased from an architectural firm. It appears that payments from certain of these accounts receivable were diverted and that some of these accounts receivable purchased by the Company are for services that have not yet been performed, which is in violation of the purchase agreement. As of March 31, 2004, the amount purchased and past due from this customer was $533,000. Net of a reserve retained by the Company, the Company's net exposure on this asset was $406,000.

     Management is in the process of negotiating a workout arrangement for this asset. This arrangement may involve the conversion of the obligations of the architectural firm into a loan secured by liens on certain real properties owned by such firm and its principal as well as the assignment of revenues from certain projects of the firm.

     Based on the above and the possible availability of up to $125,000 from a fraud insurance claim on this asset, management does not anticipate that the Company will experience a material loss on this asset. However, there can be no assurance to whether this will in fact be the case. At March 31, 2004, this asset was classified as non-performing.

     For the three months period ended March 31, 2004, gross interest, which would have been recorded, had the non-accruing loans been current in accordance with their original terms amounted to $48,000.

     In addition to the non-performing assets set forth in the table above, as of March 31, 2004, there were no loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

     Management has considered the Company's non-performing and "of concern" assets in establishing its allowance for loan losses.

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

     The Company's principal sources of funds are cash dividends paid by the Bank and liquidity generated by investments or borrowings. The Company's principal uses of funds are cash dividends to shareholders as well as investment security purchases and stock repurchases. During the three months ended March 31, 2004, the Company did not repurchase any shares of its common stock.

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

     During the three months ended March 31, 2004, the Bank originated and purchased loans totaling $11.1 million compared with $13.3 million during the same period a year ago. At March 31, 2004, the Bank had outstanding commitments to originate loans of $5.5 million and unused lines of credit issued to third parties totaling $5.7 million. At March 31, 2004, the Company believes it has sufficient cash to fund its outstanding commitments or will be able to obtain the necessary funds from outside sources to meet its cash requirements.

     On March 31, 2004, the Company had $52.1 million of certificates of deposit maturing within one year. Based on historical experience, the Company expects most of their certificates of deposit to remain with the Company.

                               RECENT DEVELOPMENTS
                               -------------------


     On April 28, 2004 the Company declared a cash dividend of $.06 per share, payable on May 23, 2004 to shareholders of record on May 9, 2004.






      ITEM 3.                CONTROL AND PROCEDURES


The Company has adopted interim disclosure controls and procedures designed to facilitate the Company's financial reporting. The interim disclosure controls currently consist of communications between the Chief Executive Officer, the Chief Financial Officer and each department head to identify any new transactions, events, trends or contingencies which may be material to the Company's operations. In addition, the Company's Chief Executive Officer, Chief Financial Officer, Audit Committee and independent accountants meet on a quarterly basis and discuss the Company's material accounting policies. The Company's Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of these interim disclosure controls as of the end of the period covered by this report and found them to be adequate.

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

Item 2.  CHANGES IN SECURITIES
         ---------------------

           None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES
         -------------------------------

           None.

Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
         -------------------------------------------------

           None.

Item 5.  OTHER INFORMATION
         -----------------

           None.

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

                 Exhibit 31.1 Rule 13a-14 Certification.

                 Exhibit 31.2 Rule 13a-14 Certification.

                 Exhibit 32.1 Certification of Clement B. Knapp pursuant to section 906 of the Sarbanes Oxley Act of 2002.

                 Exhibit 32.2 Certification of Daniel T. Poludniak pursuant to
                 Section 906 of the Sarbanes Oxley Act of 2002.

         (b) Reports on Form 8-K:

                 The Company filed Form 8-K dated January 21, 2004 attaching its press release announcing the results of operations for quarter ended December 31, 2003.

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

                               AMB FINANCIAL CORP.
                               -------------------
                                   Registrant


Date: April 28, 2004

By:                Clement B. Knapp, Jr.
                   -------------------------------------------
                   President and Chief Executive Officer
                   (DULY AUTHORIZED REPRESENTATIVE)



By:                Daniel T. Poludniak
                   -------------------------------------------
                   Vice President and Chief Financial Officer
                   (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

                                INDEX TO EXHIBITS




Exhibits No.

   11          Statement re: Computation of Earnings Per Share

   31.1        Rule 13a-14 Certification

   31.2        Rule 13a-14 Certification

   32.1        Section 906  Certification of CEO

   32.2        Section 906  Certification of CFO