Form 10QSB
period 2004-06-30
AMB FINANCIAL CORP
filed 2004-07-30
CIK 915393

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         -------------------------------

                                   FORM 10-QSB



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

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


     Check whether the issuer (1) has filed all reports required to be filed by
Section 130 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of July 28, 2004 there were 1,686,169 shares of the Registrant's common stock issued and 975,293 shares outstanding.

     Transitional Small Business Disclosure Format (check one) : Yes [ ]  No [X]
================================================================================

                               AMB FINANCIAL CORP.

                                   FORM 10-QSB

                                TABLE OF CONTENTS


Part I. FINANCIAL INFORMATION                                              PAGE
                                                                           ----
     Item 1. Financial Statements

             Consolidated Statements of Financial Condition at
             June 30, 2004 (Unaudited) and December 31, 2003                 3

             Consolidated Statements of Earnings for the three
             and six months ended June 30, 2004 and 2003
             (unaudited)                                                     4

             Consolidated Statements of Changes in
             Stockholders Equity, six months ended
             June 30, 2004 (unaudited)                                       5

             Consolidated Statements of Cash Flows for the
             six months ended June 30, 2004 and 2003
             (unaudited)                                                     6

             Notes to Consolidated Financial Statements                      7

     Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         8-20

Part II. OTHER INFORMATION                                                21-22

             Signatures Section 13 and 15d                                  23

             Index of Exhibits                                              24

             Earnings Per Share Analysis (Exhibit 11)                       25

             Rule 13a-14 Certifications (Exhibits 31.1 and 31.2)          26-27

             Section 906 Certifications (Exhibits 32.1 and 32.2)          28-29

                               AMB FINANCIAL CORP.
                                AND SUBSIDIARIES

                 Consolidated Statements of Financial Condition

                                                                       June 30,           December 31,
                                                                         2004                 2003
                                                                     ------------         ------------
Assets
Cash and amounts due from depository institutions                       3,925,953            3,574,488
Interest-bearing deposits                                               7,674,690            3,660,301
                                                                     ------------         ------------
     Total cash and cash equivalents                                   11,600,643            7,234,789
Investment securities, available for sale, at fair value                1,913,635            2,147,354
Trading securities                                                        457,715              498,428
Mortgage backed securities, available for sale, at fair value           2,655,704            3,155,454
Loans receivable (net of allowance for loan losses:
     $719,378 at June 30, 2004 and
     $1,033,226 at December 31, 2003)                                 123,943,744          120,208,826
Investment in LTD Partnership                                             909,498              951,998
Real Estate Owned                                                          24,034                 --
Stock in Federal Home Loan Bank of Indianapolis                         1,727,400            1,687,200
Accrued interest receivable                                               600,518              621,067
Office properties and equipment- net                                    2,504,216            2,553,884
Bank owned life insurance                                               3,311,281            3,314,147
Prepaid expenses and other assets                                       4,715,761            3,591,650
                                                                     ------------         ------------
     Total assets                                                     154,364,149          145,964,797
                                                                     ============         ============


Liabilities and Stockholders' Equity

Liabilities

Deposits                                                              113,812,286          108,334,324
Borrowed money                                                         19,025,573           16,129,714
Guaranteed preferred beneficial interest in the
      Company's subordinated debentures                                 5,000,000            5,000,000
Notes Payable                                                             624,877              769,593
Advance payments by borrowers for taxes and insurance                     558,878              709,515
Other liabilities                                                       2,507,650            2,502,042
                                                                     ------------         ------------
     Total liabilities                                                141,529,264          133,445,188
                                                                     ------------         ------------


Stockholders' Equity

Preferred stock, $.01 par value; authorized
     100,000 shares; none outstanding                                        --                   --
Common Stock, $.01 par value; authorized 1,900,000 shares;
     1,686,169 shares issued and 975,293 shares outstanding
    at June 30, 2004 and 949,379 shares outstanding at                     16,862               16,862
   December 31, 2003
Additional paid- in capital                                            11,091,953           11,066,882
Retained earnings, substantially restricted                             9,202,367            9,006,790
Accumulated other comprehensive income, net of tax                         (1,195)              54,067
Treasury stock, at cost (710,876 shares at June 30, 2004
     and 736,790 shares at December 31, 2003)                          (7,295,242)          (7,445,132)
Common stock acquired by Employee Stock Ownership Plan                   (179,860)            (179,860)
                                                                     ------------         ------------
     Total stockholders' equity                                        12,834,885           12,519,609
                                                                     ------------         ------------
Total liabilities and stockholders' equity                            154,364,149          145,964,797
                                                                     ============         ============

                               AMB FINANCIAL CORP.
                                AND SUBSIDIARIES

                       Consolidated Statement of Earnings

                                               Three Months       Three Months        Six Months         Six Months
                                                  Ended              Ended              Ended              Ended
                                                 June 30,           June 30,           June 30,           June 30,
                                                   2004               2003               2004               2003
                                                ----------         ----------         ----------         ----------
                                                 unaudited          unaudited          unaudited          unaudited
Interest income
     Loans                                       1,921,181          1,950,541          3,791,370          3,922,321
     Mortgage-backed securities                     31,706             47,704             68,022             94,546
     Investment securities                          23,900             58,628             42,023            122,445
     Interest-bearing deposits                      11,544             27,854             21,131             56,331
     Dividends on FHLB stock                        14,555             19,140             35,555             41,852
                                                ----------         ----------         ----------         ----------
          Total interest income                  2,002,886          2,103,867          3,958,101          4,237,495
                                                ----------         ----------         ----------         ----------

Interest expense
     Deposits                                      549,568            693,762          1,114,201          1,433,458
     Borrowings                                    289,095            330,690            563,219            652,432
                                                ----------         ----------         ----------         ----------
          Total interest expense                   838,663          1,024,452          1,677,420          2,085,890
                                                ----------         ----------         ----------         ----------

          Net interest income                    1,164,223          1,079,415          2,280,681          2,151,605
Provision for loan losses                           62,504             60,918             88,779            109,412
                                                ----------         ----------         ----------         ----------
          Net interest income after
            provision for loan losses            1,101,719          1,018,497          2,191,902          2,042,193
                                                ----------         ----------         ----------         ----------

Non-interest income:
     Loan fees and service charges                  41,946             58,135             81,235            123,770
     Deposit related fees                          116,430            144,851            225,774            285,244
     Other fee income                               73,928             91,056            141,804            181,061
     Rental Income                                  34,176             18,903             68,351             39,456
     Gain on sale of trading securities              6,876             21,082              6,876             21,082
     Unrealized (loss) gain on trading
      securities                                   (71,566)            24,495            (29,744)            66,840
     Gain  on sale of investment
      securities available for sale                   --               10,179               --               10,179
     Loss from investment
      in limited partnership                       (21,000)           (18,300)           (42,500)           (40,300)
     Gain on sale of REO                              --               15,831               --               15,831
     Gain from life insurance proceeds                --                 --               26,678               --
     Increase in cash value of insurance            34,058             39,286             72,777             80,143
     Other income                                   13,134             22,796             29,086             34,531
                                                ----------         ----------         ----------         ----------
          Total non-interest income                227,982            428,314            580,337            817,837
                                                ----------         ----------         ----------         ----------

Non-interest expense:
     Staffing costs                                541,492            478,489          1,092,311            943,870
     Advertising                                    35,078             29,136             85,231             51,229
     Occupancy and equipment expense               105,554            126,932            226,085            243,928
     Data processing                               137,550            133,530            273,943            248,405
     Professional fees                              71,885             75,904            118,817            128,331
     Federal deposit insurance premiums              4,288              4,523              8,677              9,051
     Other operating expenses                      163,636            151,087            328,436            316,749
                                                ----------         ----------         ----------         ----------
          Total non-interest expense             1,059,483            999,601          2,133,500          1,941,563
                                                ----------         ----------         ----------         ----------


Net income before income taxes                     270,218            447,210            638,739            918,467
Provision for federal and state
  income taxes                                      78,167            148,798            181,520            292,422
                                                ----------         ----------         ----------         ----------

          Net income                               192,051            298,412            457,219            626,045
                                                ==========         ==========         ==========         ==========

Earnings per share- basic                       $     0.20         $     0.33         $     0.49         $     0.69
Earnings per share- diluted                     $     0.19         $     0.30         $     0.45         $     0.62

See accompanying notes to consolidated financial statements.

                       AMB FINANCIAL CORP AND SUBSIDIARIES

            Consolidated Statement of Changes in Stockholder's Equity
                                   (Unaudited)

                                                                                   Accumulated                 Common
                                                         Additional                   Other                     Stock
                                                Common     Paid-in     Retained   Comprehensive   Treasury    Acquired
                                                 Stock     Capital     Earnings       Income       Stock       by ESOP     Total
                                               --------  -----------  ----------  -------------  ----------  ----------  ----------

Balance at December 31, 2003                   $ 16,862   11,066,882   9,006,790         54,067  (7,445,132)   (179,860) 12,519,609
                                               --------  -----------  ----------  -------------  ----------  ----------  ----------

Comprehensive income:
  Net income                                                             457,219                                            457,219
  Other comprehensive income,
      net of  income taxes:
     Unrealized holding gain
       during the period                                                                (55,262)                            (55,262)
                                                                      ----------   ------------                          ----------
Total comprehensive income                                               457,219        (55,262)                            401,957

Exercise of 44,611 stock options,
   and reissuance of treasury stock                                     (149,838)                   149,890                      52
Repurchase of 10,537 stock options                          (108,215)                                                      (108,215)
Tax benefit related to stock options exercised                43,286                                                         43,286
Appreciation in fair value of shares charged
  to expense for ESOP plan                                    90,000                                                         90,000
Contribution to fund ESOP loan
Dividends declared on
    common stock ($.12 per share)                                       (111,804)                                          (111,804)
                                               --------  -----------  ----------  -------------  ----------  ----------  ----------

Balance at June 30, 2004                       $ 16,862   11,091,953   9,202,367         (1,195) (7,295,242)   (179,860) 12,834,885
                                               ========  ===========  ==========  =============  ==========  ==========  ==========

See accompanying notes to consolidated financial statements

                               AMB FINANCIAL CORP.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                                                       Six Months Ended June 30,
                                                                   ---------------------------------
                                                                       2004                 2003
                                                                   ------------         ------------
                                                                              (unaudited)
Cash flows from operating activities:
  Net income                                                       $    457,219         $    626,045
  Adjustments to reconcile net income to net cash:
    Depreciation                                                        115,603               98,492
    Amortization of premiums and accretion of discounts                  13,149                5,778
     Federal Home Loan Bank stock dividend                              (40,200)             (21,500)
     Provision for loan losses                                           88,779              109,412
    (Decrease) increase in deferred compensation                        (40,587)              46,359
     ESOP compensation                                                   90,000               54,750
     Gain on sale of investment securities                                 --                (10,179)
     Gain on sale of trading securities                                  (6,876)             (21,082)
     Unrealized loss (gain) on trading  securities                       29,744              (66,840)
     Proceeds from sales of trading account securities                   17,845              119,958
     Loss from limited partnership                                       42,500               40,300
     (Gain) loss on sale of real estate owned                              --                (15,831)
     Increase in cash surrender value of life insurance                 (72,777)             (80,143)
     Gain from life insurance proceeds                                  (26,678)                --
     Increase in deferred income on loans                                 6,566               23,438
     Decrease in accrued interest receivable                             20,549               56,588
     Increase in accrued interest payable                                11,991                2,363
     Change in current and deferred income tax                         (154,980)             103,214
     Other, net                                                      (1,281,462)             380,378
                                                                   ------------         ------------

Net cash provided by operating activities                              (729,615)           1,451,500
                                                                   ------------         ------------

Cash flows from investing activities:
     Proceeds from sale of investment securities                           --                109,906
     Proceeds fom maturity and early redemption of
       investment securities                                          1,200,000            2,800,000
     Purchase of investment securities                               (1,003,009)          (1,969,509)
     Proceeds from repayments of mortgage-backed securities             431,227            1,414,248
     Purchase of mortgaged-back securities                                 --             (2,271,062)
     Purchase of loans                                               (2,357,290)          (6,104,265)
     Loan disbursements                                             (19,768,610)         (18,724,246)
     Loan repayments                                                 18,698,264           23,565,316
     Proceeds from sale of real estate owned                               --                120,028
     Proceeds from life insurance policy                                102,321
     Property and equipment expenditures, net                           (65,935)            (205,031)
                                                                   ------------         ------------

Net cash provided for investing activities                           (2,763,032)          (1,264,615)
                                                                   ------------         ------------

Cash flows from financing activities:
     Net increase in deposits                                         5,477,962            3,902,251
      Proceeds from borrowed money                                    3,000,000                 --
     Repayment of  borrowed money                                      (104,141)          (1,100,136)
     Repayment of note payable                                         (144,716)            (150,840)
     (Decrease) increase in advance payments by borrowers
       for taxes and insurance                                         (150,637)             507,872
     Proceeds from exercise of stock options                                 52                 --
     Repurchase of stock options                                       (108,215)                --
     Purchase of treasury stock                                            --               (457,240)
     Dividend paid on common stock                                     (111,804)             (88,249)
                                                                   ------------         ------------

Net cash provided by financing activities                             7,858,501            2,613,658
                                                                   ------------         ------------

Net change in cash and cash equivalents                               4,365,854            2,800,543

Cash and cash equivalents at beginning of period                      7,234,789           12,352,502
                                                                   ------------         ------------

Cash and cash equivalents at end of period                         $ 11,600,643         $ 15,153,045
                                                                   ============         ============

  Cash paid during the period for:
     Interest                                                      $  1,665,429         $  1,954,669
     Income taxes                                                       336,500              189,208
 Non-cash investing activities:
   Transfer of loans to real estate owned                                24,034               62,811

See notes to consolidated financial statements.

ITEM 1. FINANCIAL STATEMENTS

                               AMB FINANCIAL CORP.
                                AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. STATEMENT OF INFORMATION FURNISHED

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and Article 10 of Regulation S-X, and in the opinion of management contains all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position as of June 30, 2004, the results of operations for the three and six months ended June 30, 2004 and 2003 and cash flows for the six months ended June 30, 2004 and 2003. These results have been determined on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The attached consolidated statements are those of AMB Financial Corp. (the "Holding Company") and its consolidated subsidiaries American Savings, FSB (the "Bank"), the Bank's wholly owned subsidiary NIFCO, Inc., and the wholly owned subsidiary of NIFCO, Inc., Ridge Management, Inc. The results of operations for the three and six month period ended June 30, 2004 is not necessarily indicative of the results to be expected for the full year.

2. EARNINGS PER SHARE

Earnings per share for the three and six month periods ended June 30, 2004 and 2003 were determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding (see Exhibit 11 attached). Stock options are regarded as common stock equivalents and are considered in diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method. ESOP shares not committed to be released to participants are not considered outstanding for purposes of computing earnings per share amounts.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere, contains, and other periodic reports and press releases of the Company may contain, certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1973, as amended, and Section 21E of the Securities Exchanged Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company are generally identifiable by the words "believe, intend, anticipate, estimate, project, plan", or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted. Factors which could have a material adverse effect on the operations and future prospects of the Company and the subsidiaries include, but are not limited to changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the Company's loan or investment portfolios, demand for loan products, deposit flows, cost and availability of borrowings, competition, demand for financial services in the Company's market area, real estate values in the Company's primary market area, the success of the Company's restructured loans, the possible short-term dilutive effect of potential acquisitions, and tax and financial accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

                               FINANCIAL CONDITION

                   JUNE 30, 2004 COMPARED TO DECEMBER 31, 2003

Total assets of the Company increased by $8.4 million to $154.4 million at June 30, 2004 from $146.0 million at December 31, 2003. The primary reason for the increase is the higher balances of short-term liquidity and loans receivable, which were funded by an increase in deposit balances and borrowed money.

Cash and short-term investments totaled a combined $11.6 million at June 30, 2004, an increase of $4.4 million, from the combined balance of $7.2 million at December 31, 2003. The Company intends to purchase $5.0 million of single-family residential jumbo ARMs from a third party lender during July, 2004.

Investment securities, available for sale, decreased by $234,000 to $1.9 million at June 30, 2004. The decrease is due to the maturity and early redemption of $1.2 million of government agency and corporate securities offset by the purchase of a $1.0 million government agency security. Net unrealized losses in the available for sale portfolio amounted to $7,000 compared to a $21,000 net unrealized gain in the portfolio at December 31, 2004.

Trading account securities decreased by $41,000 to $458,000 at June 30, 2004. The decrease is attributable to a $30,000 decline in the market price of the Company's portfolio of holdings in community bank and thrift stocks and, to a lesser extent, the sale of $11,000 of stock holdings.

Mortgage-backed securities, available for sale, decreased by $500,000 to $2.7 million at June 30, 2004. There were no new purchases of mortgage-backed securities over the most recent six month period. Net unrealized gains in the available for sale portfolio declined to $5,000 at June 30, 2004 from $69,000 at December 31, 2003.

Loans receivable increased $3.7 million, or 3.1% to $123.9 million at June 30, 2004 from $120.2 million at December 31, 2003. The Bank originated loans of $19.8 million and purchased loans totaling $2.4 million during the six months ended June 30, 2004, compared to $18.7 million of originations and $6.1 million of purchases during the prior year period. Offsetting originations and purchases were amortization and prepayments totaling $18.7 million and $23.6 million for the six months ended June 30, 2004 and 2003, respectively.

The allowance for loan losses totaled $719,000, a decrease of $314,000 from the balance of $1.0 million at December 31, 2003. During the current six month period, the Bank recorded $406,000 of loan charge-offs, including $358,000 relating to a non-performing non-residential participation loan as well as $35,000 relating to a single-family residential loan subsequently transferred to real estate owned and $13,000 of credit card loans. The Bank's allowance for loan losses to total loans outstanding was .57% at June 30, 2004, and .84% at December 31, 2003. Non-performing loans increased $341,000 to $1.92 million, or 1.53% of total loans receivable at June 30, 2004, compared to $1.58 million, or 1.29% of total loans receivable at December 31, 2003. The ratio of allowance for loan losses to non-performing loans was 37.4% at June 30, 2004 compared to 65.3 % at December 31, 2003.

Deposits increased $5.5 million, or 5.1%, to $113.8 million at June 30, 2004. After consideration of interest of $982,000 credited to accounts during the six months ended June 30, 2004, actual cash inflows were $4.5 million. The increase was primarily due to a $2.9 million increase in certificate of deposit accounts and a $1.0 million increase in passbook accounts. At June 30, 2004, the Bank's core deposits (passbook, checking and money market accounts) comprised $47.0 million, or 41.3% of deposits, compared to $44.4 million, or 41.0% of deposits at December 31, 2003.

Borrowed money, which consisted of FHLB of Indianapolis advances, increased by $2.9 million at June 30, 2004 to $19.0 million. The Bank recently borrowed $3.0 million in short-term borrowings to fund the $5.0 million loan purchase of single-family residential jumbo ARMs from a third party lender during July, 2004. At June 30, 2004, there were $3.0 million of FHLB advances maturing over the next twelve-month period at a weighted average rate of 3.83%.

Total stockholders' equity of the Company increased by $315,000 to $12.8 million, or 8.3% of total assets, at June 30, 2004, compared to $12.5 million, or 8.6% of total assets at December 31, 2003. The increase was due to net income of $457,000 and normal amortization of ESOP benefits of $90,000. These increases were offset by the Company's repurchase of stock options from the estate of a deceased director, net of the tax benefit realized relating to these options exercised, in the amount of $65,000, cash dividends paid of $112,000 and a decrease in unrealized holding gains on securities available for sale in the amount of $55,000. The Company made no stock repurchases during the second quarter of 2004, but may, from time to time based on market conditions and the Company's financial situation, make modest repurchases of stock in the future.


COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003

GENERAL

Net income for the three months ended June 30, 2004 was $192,000, or $.19 per diluted share, compared to net income of $298,000, or $.30 per diluted share for the three months ended June 30, 2003. The decrease in earnings is primarily due to decreased fee income, unrealized losses from the Company's trading portfolio and higher non-interest expense, offset in part by an increase in net interest income.

NET INTEREST INCOME

Net interest income was $1.164 million for the current quarter, compared to $1.079 million for the quarter ended June 30, 2003, an increase of $85,000 or 7.9%. The Company's net interest rate spread and margin each increased during the 2004 three-month period to 3.42% and 3.42%, respectively, from 3.23% and 3.18% for the prior year three-month period. The expansion of the net interest rate spread and margin are attributable to the continued low interest rate environment. Lower short-term interest rates allowed the Company to reduce its cost of interest-bearing liabilities more than the reduction in asset yields, which were reduced due to falling long-term interest rates increasing the prepayment speeds on higher-yielding loans receivable. In addition, the Company's interest-earning assets increased to $136.2 million for the three months ended June 30, 2004 compared to $135.8 million for the three months ended June 30, 2003.

The average yield on interest-earning assets declined to 5.88% for the quarter ended June 30, 2004 from 6.20% for the quarter ended June 30, 2003. Interest income on loans receivable decreased $30,000 despite an $8.7 million increase in average loans receivable. The decline in interest rates led to a high level of prepayments on higher yielding fixed-rate loans as well as the downward repricing of ARM loans, which led to a 56 basis point decline in the average yield on loans receivable. Interest income on mortgage-backed securities decreased $16,000 to $32,000 for the current quarter, due primarily to a 94 basis point decrease in average yield and to a lesser extent, a $682,000 decrease in average balances, while interest income on investment securities decreased $34,000 to $24,000 for the current quarter, due to a 18 basis point decline in average yield and a $3.2 million decrease in average balances. Both portfolios experienced a decrease in average yield due to the continued decline in interest rates.

The cost of interest-bearing liabilities dropped to 2.47% for the three months ended June 30, 2004 from 2.97% for the three months ended June 30, 2003. Interest expense on deposit accounts decreased by $144,000 to $550,000 for the second quarter of 2004, as a result of a 49 basis point decline in the average cost of deposits coupled with a $1.0 million decrease in the average balance of total deposits compared to the year ago period. The decrease in the average cost of deposits to 1.95% for the three months ended June 30, 2004 compared to the 2.44% in the year ago period is primarily due to the downward repricing of maturing certificate of deposit accounts, as well as the lower interest rate paid on core deposits due to the decline in short-term rates.

Interest expense on borrowings decreased by $42,000 to $289,000, as a result of a 49 basis point decrease in the average cost of borrowed funds, as well as a $932,000 decrease in the average balances of borrowed funds. Higher coupon FHLB advances that have matured have been replaced with short-term lower coupon advances.


PROVISION FOR LOAN LOSSES.

Based on management's assessment of the adequacy of the loan loss reserve, the Company recorded a provision for loan losses of $63,000 during the three month period ended June 30, 2004 as compared to a $61,000 provision in the prior year period. Net charge-offs for the three months ended June 30, 2004 were $406,000, including $358,000 relating to a non-performing non-residential participation loan (as to which the Company had previously established a specific reserve in the same amount) as well as $35,000 relating to a single family residential loan subsequently transferred to real estate owned and $13,000 of credit card loans. Net charge-offs for the prior year three month period amounted to $1,000. Management believes that the total general loan loss allowance of $573,000 on total net loans of $123.9 million at June 30, 2004 is adequate given the area economic conditions, the level of impaired and non-performing loans, and the composition of the loan portfolio. At June 30, 2004, the Company was aware of no regulatory directives or suggestions that the Company make additional provisions for losses on loans.


NON-INTEREST INCOME

Non-interest income decreased to $228,000 in the current quarter, compared to $428,000 reported in last year's second quarter. The decrease in non-interest income was primarily attributable to a $110,000 decrease in income from trading account securities as the market price of the Company's portfolio of small thrift and community bank stocks declined primarily due to a general decline in financial institution stock prices during the period. Deposit related fees declined by $28,000, due in part to reduced ATM fees as a result of the loss of two casino boat ATMs whose lease expired. Loan related fees also declined by $16,000 due to reduced loan refinance and modification activity during the current quarter as compared to the prior year and service fee income, primarily related to the Company's purchase of accounts receivable serviced by third parties, declined by $17,000 due in part to repayment during 2003 of approximately $2.0 million of such account receivable. Also, the Company recorded gains on the sale of investment securities and real estate owned in the amounts of $10,000 and $16,000, respectively, during the prior year period which did not occur during the current three month period. In addition, the Company also reported a loss of $21,500 in the current quarter compared to a loss of $18,000 in the prior year's quarter, related to an investment in a low-income housing joint venture. As a result of this investment, the Company recorded an offsetting $35,000 in federal income tax credits during both periods which resulted in the reduction of the Company's effective tax rate. Offsetting these decreases was a $15,000 increase in rental income at the Dyer branch location, which is fully leased.


NON-INTEREST EXPENSE.

Non-interest expense increased by $60,000 to $1.06 million in the current quarter, compared to $1.0 million reported in last year's second quarter. The increase resulted primarily from increased staffing costs during the quarter of $63,000 due to increased compensation and benefit costs (including increased ESOP expense as a result of the increase in the price of the Company's stock between the periods). Also contributing to the rise were increased advertising costs of $6,000 to promote the Company's products and services and increased data processing costs of $4,000 due to increased transaction activity. Offsetting these increases was a $21,000 decrease in occupancy and equipment expenses due to an adjustment of real estate tax accruals.


INCOME TAXES.

For the three months ended June 30, 2004, income tax expense totaled $78,000, or an effective tax rate of 28.9% compared to $149,000, or an effective tax rate of 33.2% for the three months ended June 30, 2003. Both periods were positively impacted by the recognition of approximately $35,000 in low-income housing tax credits which have a greater impact on the effective rate in a lower earnings period compared to a higher earnings period.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

GENERAL

Net income for the six months ended June 30, 2004 was $457,000, or $.45 per diluted share, compared to net income of $626,000, or $.62 per diluted share for the six months ended June 30, 2003. The decrease in earnings is primarily due to decreased fee income, unrealized losses from the Company's trading portfolio and higher non-interest expense, offset in part by an increase in net interest income and a decrease in the provision for loan losses and income taxes.


NET INTEREST INCOME

Net interest income was $2.28 million for the six months ended June 30, 2004, compared to $2.15 million for the six months ended June 30, 2003, an increase of $129,000 or 6.0%. The Company's average interest-earning assets decreased to $134.0 million for the six months ended June 30, 2004 compared to $135.0 million for the six months ended June 30, 2003, while the Company's net interest margin increased to 3.40% compared to 3.19% for the same periods. The improved margin is attributable to a greater decline in the Bank's average cost of funds than in the yield on interest earning assets during a period of falling interest rates.

Interest income on loans receivable decreased $131,000 as a result of a 61 basis point decrease in the average yield offset by a $7.2 million increase in average loans receivable. The decline in the average rate is a function of current originations being at lower interest rates, the downward repricing of ARM loans and prepayments of higher-rate loans due to declining interest rates. Interest income on mortgage-backed securities decreased $27,000 to $68,000 for the current six month period, due primarily to a 162 basis point decrease in average yield, while interest income on investment securities decreased $80,000 to $42,000 due to both a 74 basis point decrease in average yield and a $3.4 million decrease in average balances. Interest income on interest-bearing deposits also decreased by $35,000 to $21,000 for the six month period, due primarily to a $4.8 million decrease in the average balances.

Interest expense on deposit accounts decreased by $319,000 to $1.11 million for the six months ended June 30, 2004 as a result of a 54 basis point decrease in the average cost of deposits as well as a $1.3 million decrease in the average balances compared to the prior year period. The decrease in the average cost of deposits is primarily due to the downward repricing of maturing certificate of deposit accounts, an increase in low-cost core deposit balances and the lower rates paid on these deposits as short-term rates have declined.

Interest expense on borrowings decreased by $89,000 to $563,000, as a result of a $2.2 million decrease in the average balance of borrowed funds as well as a 28 basis point decrease in the average cost of borrowed funds.

PROVISION FOR LOAN LOSSES.

Based on management's assessment of the adequacy of the loan loss reserve, the Company recorded a provision for loan losses of $89,000 during the six month period ended June 30, 2004 as compared to a $109.000 provision in the prior year period. Net loan charge-offs were $403,000 and $2,000 for the six months ended June 30, 2004 and 2003, respectively. The increased charge-offs for the current six month period are discussed in the three month comparison discussion. There were no changes in estimation method or assumptions that impacted the provision for loan loss during the period.

NON-INTEREST INCOME

Non-interest income decreased by $238,000 to $580,000 for the six months ended June 30, 2004, compared to $818,000 for the six months ended June 30, 2003. The decrease is primarily due to reduced fees and service charges of $141,000 and reduced gains on trading account activity, previously discussed, of $111,000. Deposit related fee income decreased by $59,000 during the current six month period as a result of reduced ATM fees stemming from the Company's closing of two casino boat ATMs. Loan fees and service charges decreased by $43,000 due to a slowing of refinance and loan modification activity and service fee income, primarily related to the Company's accounts receivable, serviced by others, declined by $39,000 due to repayment during the second quarter of 2003 of approximately $2.0 million of such receivables. Also, the Company recorded gains on the sale of investment securities and real estate owned in the amounts of $10,000 and $16,000, respectively, during the prior year period which did not occur during the current six month period.

Offsetting these decreases in non-interest income was a $29,000 increase in rental income at the Dyer branch location, which is currently fully leased and a $27,000 gain from the excess proceeds on a life insurance policy due to the death of one of the Company's directors.

In addition, the Company also recorded a loss of $43,000 during the six months ended June 30, 2004 as compared to a loss of $40,000 recorded in the year ago period, related to an investment in a low-income housing joint venture. As a result of this investment, the Company recorded an offsetting $70,000 in federal income tax credits during both periods which resulted in the reduction of the Company's effective income tax rate.

NON-INTEREST EXPENSE.

Non-interest expense increased by $192,000, or 9.9% compared to the prior year period, to $2.13 million for the six months ended June 30, 2004. The increase resulted primarily from increased staffing costs of $148,000, due to increased compensation and benefit costs (including increased ESOP expense as a result of the increase in the price of the Company's stock between the periods). Advertising increased by $34,000 due to a direct mailing of Bank promotional products and services and increased data processing costs of $26,000 due to increased transaction activity. Offsetting these increases was a decrease in occupancy and equipment expense of $18,000 due to an adjustment of real estate tax accruals based on actual billings and a decrease in professional fees of $10,000.


INCOME TAXES.

For the six months ended June 30, 2004, income tax expense totaled $182,000, or an effective tax rate of 28.4% compared to $292,000, or an effective tax rate of 31.8% for the six months ended June 30, 2003. Both periods were positively impacted by the recognition of approximately $70,000 in low-income housing tax credits which have a greater impact on the effective tax rate in a lower earnings period compared to a higher earnings period.


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

                               CAPITAL REQUIREMENT

At June 30, 2004, the Bank was in compliance with all of its capital requirements as follows:

                                               June 30, 2004                   December 31, 2003
                                        ----------------------------     ----------------------------
                                                         Percent of                       Percent of
                                           Amount          Assets           Amount          Assets
                                        ------------    ------------     ------------    ------------
Stockholders' equity of the Bank        $ 13,345,441           8.73%     $ 12,711,621           8.81%
                                        ------------    ------------     ------------    ------------

Tangible capital                          13,346,635           8.74%     $ 12,657,723           8.78%
Tangible capital requirement               2,292,000           1.50         2,162,000           1.50
                                        ------------    ------------     ------------    ------------
Exess                                   $ 11,054,635           7.24%     $ 10,495,723           7.28%
                                        ============    ============     ============    ============

Core capital                              13,346,635           8.74%     $ 12,657,723           8.78%
Core capital requirement                   4,583,000           3.00         4,325,000           3.00
                                        ------------    ------------     ------------    ------------
Excess                                  $  8,763,635           5.74%     $  8,332,723           5.78%
                                        ============    ============     ============    ============

Core and supplementary capital            13,905,013          15.13%     $ 13,242,949          15.23%
Risk-based capital requirement             7,351,000           8.00         6,958,000           8.00
                                        ------------    ------------     ------------    ------------
Exess                                   $  6,554,013           7.13%     $  6,284,949           7.23%
                                        ============    ============     ============    ============

Total Bank assets                       $152,782,000                     $144,216,000
Adjusted total Bank assets              $152,783,000                     $144,162,000
Total risk-weighted assets              $ 91,882,000                     $ 86,981,000

A reconciliation of consolidated stockholders' equity of the bank for financial reporting purposes to capital available to the Bank to meet regulatory capital requirements is as follows:

                                                                 December 31,
                                            June 30, 2004            2003
                                            -------------       -------------

Stockholders' equity of the Bank            $  13,345,441       $  12,711,621
Regulatory capital adjustment
  for available for sale securities                 1,194             (53,898)
                                            -------------       -------------

     Tangible and core capital              $  13,346,635       $  12,657,723
General loan loss reserves                        573,378             600,226
Direct equity investments                         (15,000)           (15,000)
                                            -------------       -------------

    Core and supplementary capital          $  13,905,013       $  13,242,949
                                            =============       =============

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

                                                   June 30,      December 31,
                                                     2004            2003
                                                 ------------    ------------
                                                 (Dollars in     (Dollars in
                                                  thousands)      thousands)

Non-accruing loans:
     One to four family                                  321             544
     Multi- family                                       --              --
     Non- residential                                    805             546
     Land                                                140             140
     Commercial Business                                 231             246
     Construction                                        --              --
     Consumer                                             55             105
                                                 ------------    ------------
Total                                                   1552            1581
                                                 ------------    ------------

Restructured accruing loans:
     Commercial Business                                 370             --
                                                 ------------    ------------
Total                                                    370               0
                                                 ------------    ------------

Foreclosed assets:
       One to four family                                 24             --
                                                 ------------    ------------
Total                                                     24               0
                                                 ------------    ------------

Other Assets:
     Accounts receivables serviced by bank                 7              27
     Accounts receivables serviced by other               40              40
                                                 ------------    ------------
     Total                                                47              67

Total non- performing assets                           1,993           1,648
                                                 ============    ============

Total as a percentage of total assets                   1.29%           1.13%
                                                 ============    ============

The increase in non-performing assets during the current quarter is primarily due to the classification as a non accrual of a loan secured by commercial property with a balance due of $332,000 that has recently gone over 90 days delinquent. This same borrower also has two loans, both over 90 days in arrears and recently classified as non accrual, secured by non-owner occupied residential property with combined balances of $139,000. A receiver has been court appointed to preserve the real estate while the Bank moves forward on a suit to foreclose their first liens. Based on the most recent appraisals, the Bank does not foresee a loss arising from the disposition of these properties.

The Company has also classified as non-performing a recently restructured commercial loan with a balance currently due of $370,000 secured by accounts receivable and real estate. This loan, previously secured by accounts receivable only had a balance at the end of the previous quarter of $406,000 net of reserves. Payments on this loan are current.

For the six months period ended June 30, 2004, gross interest, which would have been recorded, had the non-accruing loans been current in accordance with their original terms amounted to $40,000.

In addition to the non-performing assets set forth in the table above, as of June 30, 2004, there were no loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

Management has considered the Company's non-performing and "of concern" assets in establishing its allowance for loan losses.


                         LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of funds are cash dividends paid by the Bank and liquidity generated by investments or borrowings. The Company's principal uses of funds are cash dividends to shareholders as well as investment security purchases and stock repurchases. During the six months ended June 30, 2004, the Company did not repurchase any shares of its common stock.

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

During the six months ended June 30, 2004, the Bank originated and purchased loans totaling $23.0 million compared with $24.8 million during the same period a year ago. At June 30, 2004, the Bank had outstanding commitments to originate loans of $2.0 million and unused lines of credit issued to third parties totaling $5.6 million. At June 30, 2004, the Company believes it has sufficient cash to fund its outstanding commitments or will be able to obtain the necessary funds from outside sources to meet its cash requirements.

On June 30, 2004, the Company had $53.8 million of certificates of deposit maturing within one year. Based on historical experience, the Company expects most of their certificates of deposit to remain with the Company.


                               RECENT DEVELOPMENTS


On July 28, 2004 the Company declared a cash dividend of $.06 per share, payable on August 20, 2004 to shareholders of record on August 6, 2004.


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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

        None.

Item 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     (a)  The Company held its Annual Meeting of Shareholders on April 28, 2004.

     (b) The names of each director elected at the Annual Meeting for three-year term are as follows:

                                           FOR         WITHHELD
              Ronald Borto.              728,112         500
              Peter Korellis             727,845         767
              Michael Mellon             728,112         500

     The names of the other directors whose term of office continued after the Annual Meeting, are as follows:

                         Donald L. Harle
                         Clement B. Knapp, Jr.
                         John G. Pastrick
                         Robert E. Tolley


     (c) In addition to the election of directors, the following matter was voted upon.

          (i) Ratification of the appointment of Cobitz, VandenBerg & Fennessy as the Company's independent auditors for the year ending December 31, 2004.


                                         For        Against     Abstain
               Number of Votes         725,300        125        3,187
               Percentage of Votes
                    Eligible to cast    74.70%       .00%         .30%
                    Actually cast       99.50%       .00%         .40%

Item 5.  OTHER INFORMATION

         None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

    Exhibit 11 Computation of earnings per share

    Exhibit 31.1 Rule 13a-14 Certification of Clement B. Knapp, Jr.

    Exhibit 31.2 Rule 13a-14 Certification of Daniel T. Poludniak.

    Exhibit 32.1 Certification of Clement B. Knapp pursuant to section 906 of the Sarbanes Oxley Act of 2002.

    Exhibit 32.2 Certification of Daniel T. Poludniak pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

(b) Reports on Form 8-K:

     The Company filed Form 8-K dated April 14, 2004 attaching its press release reporting an other event.

               The Company filed Form 8-K dated April 29, 2004 attaching its press release announcing the results of operations for quarter ended March 31, 2004.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 and 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            AMB FINANCIAL CORP.
                                                Registrant


Date: July 28, 2004

                                By: Clement B. Knapp, Jr.
                                    --------------------------------------
                                    President and Chief Executive Officer
                                    (DULY AUTHORIZED REPRESENTATIVE)



                                By: Daniel T. Poludniak
                                    --------------------------------------
                                    Vice President and Chief Financial Officer
                                    (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

                                INDEX TO EXHIBITS




Exhibits No.

11      Statement re: Computation of Earnings Per Share

31.1    Rule 13a-14 Certification

31.2    Rule 13a-14 Certification

32.1    Section 906  Certification of CEO

32.2    Section 906  Certification of CFO