Form 10QSB
period 2004-09-30
AMB FINANCIAL CORP
filed 2004-10-28
CIK 915393

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         -------------------------------

                                   FORM 10-QSB



   (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2004

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
                                                                --------------


     Check whether the issuer (1) has filed all reports required to be filed by
Section 130 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     As of October 27, 2004 there were 1,686,169 shares of the Registrant's common stock issued and 980,561 shares outstanding.

     Transitional Small Business Disclosure Format (check one) : Yes [_] No [X]
================================================================================

                               AMB FINANCIAL CORP.

                                   FORM 10-QSB

                                TABLE OF CONTENTS

Part I.     FINANCIAL INFORMATION                                           PAGE

            Item 1.  Financial Statements

                     Consolidated Statements of Financial Condition at
                     September 30, 2004 (Unaudited) and December 31, 2003     3

                     Consolidated Statements of Earnings for the three
                     and nine months ended September 30, 2004 and 2003
                     (unaudited)                                              4

                     Consolidated Statements of Changes in
                     Stockholders Equity, nine months ended
                     September 30, 2004 (unaudited)                           5

                     Consolidated Statements of Cash Flows for the
                     nine months ended September 30, 2004 and 2003
                     (unaudited)                                              6

                     Notes to Consolidated Financial Statements               7

            Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                    8-19



Part II.    OTHER INFORMATION                                                20

            Signatures Section 13 and 15d                                    21

            Index of Exhibits                                                22

            Earnings Per Share Analysis (Exhibit 11)                         23

            Rule 13a-14 Certifications (Exhibits 31.1 and 31.2)            24-25

            Section 906 Certification (Exhibit 32.1 and 32.2)              26-27

                               AMB FINANCIAL CORP.
                                AND SUBSIDIARIES
                                ----------------

                 Consolidated Statements of Financial Condition

                                                                     September 30,        December 31,
                                                                         2004                 2003
                                                                     ------------         ------------
ASSETS
------
Cash and amounts due from depository institutions                       4,049,285            3,574,488
Interest-bearing deposits                                               5,555,632            3,660,301
                                                                     ------------         ------------
     Total cash and cash equivalents                                    9,604,917            7,234,789
Investment securities, available for sale, at fair value                2,223,338            2,147,354
Trading securities                                                        496,140              498,428
Mortgage backed securities, available for sale, at fair value           2,490,491            3,155,454
Loans receivable (net of allowance for loan losses:
     $715,611 at September 30, 2004 and
     $1,033,226 at December 31, 2003)                                 126,280,821          120,208,826
Investment in LTD Partnership                                             894,498              951,998
Real Estate Owned                                                         410,000                 --
Stock in Federal Home Loan Bank of Indianapolis                         1,746,600            1,687,200
Accrued interest receivable                                               599,419              621,067
Office properties and equipment- net                                    2,461,489            2,553,884
Bank owned life insurance                                               3,342,819            3,314,147
Prepaid expenses and other assets                                       3,817,734            3,591,650

                                                                     ------------         ------------
     Total assets                                                     154,368,266          145,964,797
                                                                     ============         ============

Liabilities and Stockholders' Equity
------------------------------------
Liabilities
-----------
Deposits                                                              113,229,109          108,334,324
Borrowed money                                                         19,015,178           16,129,714
Guaranteed preferred beneficial interest in the
      Company's subordinated debentures                                 5,000,000            5,000,000
Notes Payable                                                             623,690              769,593
Advance payments by borrowers for taxes and insurance                     958,524              709,515
Other liabilities                                                       2,381,841            2,502,042
                                                                     ------------         ------------
     Total liabilities                                                141,208,342          133,445,188
                                                                     ------------         ------------
Stockholders' Equity
--------------------
Preferred stock, $.01 par value; authorized
     100,000 shares; none outstanding                                        --                   --
Common Stock, $.01 par value; authorized 1,900,000 shares;
     1,686,169 shares issued and 980,561 shares outstanding
     at September 30, 2004 and 949,379 shares outstanding at
     December 31, 2003                                                     16,862               16,862
Additional paid- in capital                                            11,163,253           11,066,882
Retained earnings, substantially restricted                             9,358,574            9,006,790
Accumulated other comprehensive income, net of tax                         42,277               54,067
Treasury stock, at cost (705,608 shares at September 30, 2004
     and 736,790 shares at December 31, 2003)                          (7,241,182)          (7,445,132)
Common stock acquired by Employee Stock Ownership Plan                   (179,860)            (179,860)
                                                                     ------------         ------------
     Total stockholders' equity                                        13,159,924           12,519,609
                                                                     ------------         ------------

Total liabilities and stockholders' equity                            154,368,266          145,964,797
                                                                     ============         ============

                               AMB FINANCIAL CORP.
                                AND SUBSIDIARIES
                                ----------------

                       Consolidated Statement of Earnings

                                               Three Months       Three Months       Nine Months        Nine Months
                                                  Ended              Ended              Ended              Ended
                                               September 30,      September 30,      September 30,      September 30,
                                                ----------         ----------         ----------         ----------
                                                   2004               2003               2004               2003
                                                ----------         ----------         ----------         ----------
                                                 unaudited          unaudited          unaudited          unaudited
Interest income
     Loans                                       1,868,297          1,922,581          5,659,667          5,844,902
     Mortgage-backed securities                     28,263             40,434             96,285            134,980
     Investment securities                          17,003             48,601             59,026            171,046
     Interest-bearing deposits                      18,138             22,537             39,269             78,868
     Dividends on FHLB stock                        19,277             20,455             54,832             62,307
                                                ----------         ----------         ----------         ----------
          Total interest income                  1,950,978          2,054,608          5,909,079          6,292,103
                                                ----------         ----------         ----------         ----------

Interest expense
     Deposits                                      565,929            640,374          1,680,130          2,073,832
     Borrowings                                    300,613            315,872            863,832            968,304
                                                ----------         ----------         ----------         ----------
          Total interest expense                   866,542            956,246          2,543,962          3,042,136
                                                ----------         ----------         ----------         ----------

          Net interest income                    1,084,436          1,098,362          3,365,117          3,249,967
Provision for loan losses                           37,603             61,377            126,382            170,789
                                                ----------         ----------         ----------         ----------
          Net interest income after
            provision for loan losses            1,046,833          1,036,985          3,238,735          3,079,178
                                                ----------         ----------         ----------         ----------

Non-interest income:
     Loan fees and service charges                  56,084             64,080            137,319            187,850
     Deposit related fees                          123,099            149,660            348,873            434,904
     Other fee income                               66,226             97,647            225,558            290,942
     Rental Income                                  34,288             16,370            102,639             55,826
     Gain on sale of trading securities               --                 --                6,876             21,082
     Unrealized gain on trading
      securities                                    38,425             44,892              8,681            111,732
     Gain  on sale of investment
      securities available for sale                   --                 --                 --               10,179
     Loss from investment
      in limited partnership                       (15,000)           (22,400)           (57,500)           (62,700)
     Gain on sale of REO                             5,332               --                5,332             15,831
     Gain from life insurance proceeds                --                 --               26,678               --
     Increase in cash value of insurance            31,538             39,308            104,315            119,451
     Other income                                    6,751              9,140             18,309             31,437
                                                ----------         ----------         ----------         ----------
          Total non-interest income                346,743            398,697            927,080          1,216,534
                                                ----------         ----------         ----------         ----------

Non-interest expense:
     Staffing costs                                534,431            494,229          1,626,742          1,438,099
     Advertising                                    25,630             38,754            110,861             89,983
     Occupancy and equipment expense                94,313            114,902            320,398            358,830
     Data processing                               141,238            136,732            415,181            385,137
     Professional fees                              69,088             60,077            187,905            188,408
     Federal deposit insurance premiums              4,324              4,660             13,001             13,711
     Other operating expenses                      186,429            185,245            514,865            501,994
                                                ----------         ----------         ----------         ----------
          Total non-interest expense             1,055,453          1,034,599          3,188,953          2,976,162
                                                ----------         ----------         ----------         ----------


Net income before income taxes                     338,123            401,083            976,862          1,319,550
Provision for federal and state
  income taxes                                     107,652            115,947            289,172            408,369
                                                ----------         ----------         ----------         ----------

          Net income                               230,471            285,136            687,690            911,181
                                                ==========         ==========         ==========         ==========

Earnings per share- basic                       $     0.24         $     0.31         $     0.73         $     1.01
Earnings per share- diluted                     $     0.23         $     0.28         $     0.68         $     0.91

See accompanying notes to consolidated financial statements.

                               AMB FINANCIAL CORP.
                                AND SUBSIDIARIES
                                ----------------

            Consolidated Statement of Changes in Stockholder's Equity
                                   (Unaudited)

                                                                              Accumulated                   Common
                                                  Additional                    Other                       Stock
                                      Common        Paid-in       Retained   Comprehensive   Treasury      Acquired
                                       Stock        Capital       Earnings      Income         Stock        by ESOP        Total
                                    -----------   -----------   -----------   -----------   -----------   -----------   -----------
Balance at December 31, 2003    $        16,862    11,066,882     9,006,790        54,067    (7,445,132)     (179,860)   12,519,609
                                    -----------   -----------   -----------   -----------   -----------   -----------   -----------

Comprehensive income:
  Net income                                                        687,690                                                687,690
  Other comprehensive income,
      net of  income taxes:
     Unrealized holding loss
       during the period                                                          (11,790)                                  (11,790)
                                                                -----------   -----------                               -----------
Total comprehensive income                                          687,690       (11,790)                                  675,900

Exercise of 49,879 stock options,
   and reissuance of treasury stock                                (168,076)                    203,950                      35,874
Repurchase of 10,537 stock options                   (108,215)                                                             (108,215)
Tax benefit related to stock options
  exercised                                            60,586                                                                60,586
Appreciation in fair value of shares
  charged to expense for ESOP plan                    144,000                                                               144,000
Contribution to fund ESOP loan
Dividends declared on
    common stock ($.18 per share)                                  (167,830)                                               (167,830)
                                    -----------   -----------   -----------   -----------   -----------   -----------   -----------

Balance at September 30, 2004   $        16,862    11,163,253     9,358,574        42,277    (7,241,182)     (179,860)   13,159,924
                                    ===========   ===========   ===========   ===========   ===========   ===========   ===========

                               AMB FINANCIAL CORP.
                                AND SUBSIDIARIES
                                ----------------

                      Consolidated Statements of Cash Flows

                                                                    Nine Months Ended September 30,
                                                                   ---------------------------------
                                                                       2004                 2003
                                                                   ------------         ------------
                                                                    (unaudited)
Cash flows from operating activities:
  Net income                                                       $    687,690              911,181
  Adjustments to reconcile net income to net cash:
    Depreciation                                                        173,179              153,444
    Amortization of premiums and accretion of discounts                  19,889               17,142
     Federal Home Loan Bank stock dividend                              (59,400)             (41,900)
     Provision for loan losses                                          126,382              170,789
     (Decrease) increase in deferred compensation                       (22,611)              69,910
     ESOP compensation                                                  144,000               87,750
     Gain on sale of investment securities                                    0              (10,179)
     Gain on sale of trading account securities                          (6,876)             (21,082)
     Unrealized gain (loss) on trading account securities                (8,681)            (111,732)
     Proceeds from sales of trading account securities                   17,845              119,958
     Loss from limited partnership                                       57,500               62,700
     (Gain) loss on sale of real estate owned                            (5,332)             (15,831)
     Increase in cash surrender value of life insurance                (104,315)            (119,451)
     Gain from life insurance proceeds                                  (26,678)                --
     Increase (decrease) in deferred income on loans                     22,242               14,517
     Decrease (increase)  in accrued interest receivable                (21,648)              50,596
     Decease (increase) in purchased receivables                        (41,455)             917,603
     Decrease in accrued interest payable                                12,878               (7,053)
     Change in current and deferred income tax                         (178,828)             134,161
     Other, net                                                        (448,526)           1,079,103
                                                                   ------------         ------------

Net cash provided by operating activities                               337,255            3,461,626
                                                                   ------------         ------------

Cash flows from investing activities:

     Proceeds fom maturity and early redemption of
       investment securities                                          1,950,000            3,300,000
     Proceeds from sale of investment securities                              0              109,906
     Purchase of investment securities                               (2,044,109)          (2,183,538)
     Proceeds from repayments of mortgage-backed securities             643,551            1,959,246
     Purchase of mortgaged-back securities                                    0           (2,800,651)
     Purchase of loans                                               (7,434,505)          (9,255,345)
     Loan disbursements                                             (26,389,444)         (31,771,955)
     Loan repayments                                                 27,613,293           37,734,139
     Proceeds from sale of real estate owned                             29,366              120,028
     Proceeds from life insurance policy                                102,321                 --
     Property and equipment expenditures                                (80,784)            (314,605)
                                                                   ------------         ------------

Net cash provided for investing activities                           (5,610,311)          (3,102,775)
                                                                   ------------         ------------

Cash flows from financing activities:
     Net increase in deposits                                         4,894,785            2,045,020
     Proceeds from borrowed money                                     5,000,000
     Repayment of  borrowed money                                    (2,114,536)          (5,109,849)
     Repayment of note payable                                         (145,903)            (154,141)
    (Decrease) increase in advance payments by borrowers
      for taxes and insurance                                           249,009              263,488
     Proceeds from exercise of stock options                             35,874                 --
     Repurchase of stock options                                       (108,215)
     Purchase of treasury stock                                               0             (457,240)
     Dividend paid on common stock                                     (167,830)            (133,227)
                                                                   ------------         ------------

Net cash provided (for) by financing activities                       7,643,184           (3,545,949)
                                                                   ------------         ------------

Net change in cash and cash equivalents                               2,370,128           (3,187,098)

Cash and cash equivalents at beginning of period                      7,234,789           12,352,502
                                                                   ------------         ------------

Cash and cash equivalents at end of period                         $  9,604,917            9,165,404
                                                                   ============         ============

  Cash paid during the period for:
     Interest                                                      $  2,531,084            3,049,189
     Income taxes                                                       468,000              274,208
 Non-cash investing activities:
   Transfer of loans to real estate owned                               434,034               62,811

 See notes to consolidated financial statements.

ITEM 1.      FINANCIAL STATEMENTS
                               AMB FINANCIAL CORP.
                                AND SUBSIDIARIES

Notes to Consolidated Financial Statements
------------------------------------------

1. Statement of Information Furnished
   ----------------------------------

   The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and Article 10 of Regulation S-X, and in the opinion of management contains all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position as of September 30, 2004, the results of operations for the three and nine months ended September 30, 2004 and 2003 and cash flows for the nine months ended September 30, 2004 and 2003. These results have been determined on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The attached consolidated statements are those of AMB Financial Corp. (the "Holding Company") and its consolidated subsidiaries American Savings, FSB (the "Bank"), the Bank's wholly owned subsidiary NIFCO, Inc., and the wholly owned subsidiary of NIFCO, Inc., Ridge Management, Inc. The results of operations for the three and nine month period ended September 30, 2004 is not necessarily indicative of the results to be expected for the full year.

2. Earnings Per Share
   ------------------

   Earnings per share for the three and nine month periods ended September 30, 2004 and 2003 were determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding after completion of the 5 for 4 stock split completed on May 29, 2003 (see Exhibit 11 attached). Stock options are regarded as common stock equivalents and are considered in diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method. ESOP shares not committed to be released to participants are not considered outstanding for purposes of computing earnings per share amounts.

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

   FINANCIAL CONDITION

   Total assets of the Company increased by $8.4 million to $154.4 million at September 30, 2004 from $146.0 million at December 31, 2003. The primary reason for the increase is the higher balances of loans receivable and short-term liquidity which were funded by an increase in deposit balances and borrowed money.

   Cash and short-term investments totaled a combined $9.6 million at September 30, 2004, an increase of $2.4 million, from the combined balance of $7.2 million at December 31, 2003. The Company intends, subject to market conditions, to re-deploy excess liquidity in loan production or investment securities as opportunities arise.

   Investment securities, available for sale, increased by $76,000 to $2.2 million at September 30, 2004. The increase is due to the purchase of $2.0 million of government agency securities offset by the maturity and early redemption of $1.95 million of government agency and corporate securities. Net unrealized gains in the available for sale portfolio amounted to $15,000 at September 30, 2004 compared to a $21,000 net unrealized gain in the portfolio at December 31, 2003.

   Trading account securities decreased by $2,000 to $496,000 at September 30, 2004. The decrease is attributable to the sale of $11,000 of stock holdings offset by an increase of $9,000 in the market price of the Company's portfolio holdings in community bank and thrift stocks.

   Mortgage-backed securities, available for sale, decreased by $665,000 to $2.5 million at September 30, 2004, due to normal amortization and prepayments. There were no new purchases of mortgage-backed securities over the most recent nine month period. Net unrealized gains in the available for sale portfolio declined to $52,000 at September 30, 2004 from $69,000 at December 31, 2003.

   Loans receivable increased $6.1 million, or 5.1% to $126.3 million at September 30, 2004 from $120.2 million at December 31, 2003. The Bank originated loans of $26.4 million and purchased loans totaling $7.4 million, including $1.8 million in non-residential loans, during the nine months ended September 30, 2004, compared to $31.8 million of originations and $9.3 million of purchases, including $7.0 million in multi-family loans, during the prior year period. The originated loans in both periods were primarily one to four family loans. Offsetting originations and purchases were amortization and prepayments totaling $27.6 million and $37.7 million for the nine months ended September 30, 2004 and 2003, respectively.

   The allowance for loan losses totaled $716,000, a decrease of $317,000 from the balance of $1.0 million at December 31, 2003. During the current nine month period, the Bank recorded $444,000 of net loan charge-offs, including $377,000 relating to a non-performing non-residential participation loan as well as $35,000 relating to a single-family residential loan subsequently transferred to real estate owned, $12,000 of commercial business loans, a $6,000 automobile loan and $19,000 of credit card loans. The Bank's allowance for loan losses to total loans outstanding was .56% at September 30, 2004 and .84% at December 31, 2003. Non-performing loans increased $78,000 to $1.66 million, or 1.29% of total loans receivable at September 30, 2004, compared to $1.58 million, or 1.29% of total loans receivable at December 31, 2003. Included in non-performing loans at September 30, 2004 is a $344,000 loan with a previously delinquent accounts receivable customer. This loan, which the Bank negotiated through a loan workout arrangement during the second quarter of 2004, is current as of September 30, 2004. This loan is being reported as a non-performing asset until a payment history can be established, at which time it will be removed from this designation. During the quarter ended September 30, 2004, the Bank foreclosed on and transferred to real estate owned, a $410,000 non-residential property. The ratio of allowance for loan losses to non-performing loans was 43.1% at September 30, 2004 compared to 65.3% at December 31, 2003.

   Deposits increased $4.9 million, or 4.5%, to $113.2 million at September 30, 2004. After consideration of interest of $1.5 million credited to accounts during the nine months ended September 30, 2004, actual cash inflows were $3.4 million. The increase was primarily due to a $1.3 million increase in certificate of deposit accounts and a $1.5 million increase in passbook accounts. At September 30, 2004, the Bank's core deposits (passbook, checking and money market accounts) comprised $48.0 million, or 42.4% of deposits, compared to $44.4 million, or 41.0% of deposits at December 31, 2003.

   Borrowed money, which consisted of FHLB of Indianapolis advances, increased by $2.9 million at September 30, 2004 to $19.0 million. The Bank borrowed $3.0 million in short-term borrowings during the year to fund a $5.0 million loan purchase. At September 30, 2004, there were $3.0 million of FHLB advances maturing over the next twelve-month period at a weighted average rate of 4.04%.

   Total stockholders' equity of the Company increased by $640,000 to $13.2 million, or 8.5% of total assets, at September 30, 2004, compared to $12.5 million, or 8.6% of total assets at December 31, 2003. The increase was due to net income of $688,000, the exercise of non-qualified stock options and the related tax benefit of $53,000 and normal amortization of ESOP benefits of $144,000. These increases were offset by the Company's repurchase of stock options from the estate of a deceased director, net of the tax benefit realized relating to these option exercises, in the amount of $65,000, cash dividends paid of $168,000 and a decrease in unrealized holding gains on securities available for sale in the amount of $12,000. The Company made no stock repurchases during the third quarter of 2004, but may, from time to time based on market conditions, make modest repurchases of stock in the future.

   COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

   GENERAL- Net income for the three months ended September 30, 2004 was $230,000, or $.23 per diluted share, compared to net income of $285,000, or $.28 per diluted share for the three months ended September 30, 2003. The decrease in earnings was primarily due to decreased fee income and slightly higher non-interest expense offset in part by a decreased provision for loan losses.

   NET INTEREST INCOME- Net interest income was $1.084 million for the current quarter, compared to $1.099 million for the quarter ended September 30, 2003, a decrease of $15,000 or 1.4%. The Company's average interest-earning assets increased to $138.0 million for the three months ended September 30, 2004, compared to $135.3 million for the three months ended September 30, 2003, while the Company's net interest rate spread and margin each decreased to 3.12% and 3.14%, respectively, for the current three month period, compared to 3.25% and 3.25%, respectively, for the prior year three month period. The decrease in the net interest rate spread and margin between the periods is attributable to the Company's average asset yields declining more than the decrease in average funding costs.

   The average yield on interest-earning assets declined to 5.65% for the quarter ended September 30, 2004 from 6.07% for the quarter ended September 30, 2003. Interest income on loans receivable decreased $54,000 despite a $10.4 million increase in average loans receivable. The decline in interest rates has led to a high level of prepayments on higher yielding fixed-rate loans as well as the downward repricing of ARM loans, which led to a 72 basis point decline in the average yield on loans receivable. Interest income on mortgage-backed securities decreased $12,000 to $28,000 for the current quarter, due primarily to a $985,000 decrease in average balances and to a lesser extent, a 13 basis point decline in average yield, while interest income on investment securities decreased $32,000 to $17,000 for the current quarter, due to a 97 basis point decline in average yield and a $2.7 million decrease in average balances. Both portfolios experienced decreases in average yield and balance due to the repayment and early redemption of higher rate securities.

   The cost of interest-bearing liabilities dropped to 2.53% for the three months ended September 30, 2004 from 2.82% for the three months ended September 30, 2003. Interest expense on deposit accounts decreased by $74,000 to $566,000 for the third quarter of 2004, as a result of a 28 basis point decline in the average cost of deposits offset by an $850,000 increase in the average balance of total deposits compared to the year ago period. The average cost of deposits dropped to 2.00% for the three months ended September 30, 2004 compared to 2.28% in the year ago period. The low short-term interest rate environment over the last 12 months has allowed the Company to reprice higher-cost maturing certificates of deposits, as well as led the Company to reduce the amounts paid on passbook and money market accounts relative to the prior year.

   Interest expense on borrowings decreased by $15,000 to $301,000, as a result of a 37 basis point decrease in the average cost of borrowed funds, offset by a $531,000 increase in the average balances of borrowed funds. Higher coupon FHLB advances that have matured have been replaced with short-term lower coupon advances.

   PROVISION FOR LOAN LOSSES- Based on management's assessment of the adequacy of the loan loss reserve, the Company recorded a provision for loan losses of $38,000 during the three month period ended September 30, 2004 as compared to a $61,000 provision in the prior year period. Net loan charge-offs for the three months ended September 30, 2004 were $41,000, including $19,000 relating to a non-performing non-residential participation loan as well as $9,000 relating to a commercial business loan, a $6,000 automobile loan and $7,000 of credit card loans. Net charge-offs for the prior year three month period amounted to $7,000. Management believes that the total general loan loss allowance of $537,000 on total net loans of $126.3 million at September 30, 2004 is adequate given the area economic conditions, the level of impaired and non-performing loans, and the composition of the loan portfolio. At September 30, 2004, the Company was aware of no regulatory directives or suggestions that the Company make additional provisions for losses on loans.

   NON-INTEREST INCOME- Non-interest income decreased to $347,000 in the current quarter, compared to $399,000 reported in last year's third quarter. The decrease in non-interest income was primarily attributable to a $66,000 decrease in service fee income offset by an $18,000 increase in rental income. Deposit related fee income declined by $27,000, due in part to reduced ATM fees as a result of the Company's closing of two casino boat ATMs. Loan related fees also declined by $8,000 due to reduced loan refinance and modification activity during the current quarter as compared to the prior year and insurance commissions decreased by $9,000. Other service fee income, primarily related to the Company's purchase of accounts receivable serviced by third parties, declined by $22,000 due in part to repayment during 2003 of approximately $2.0 million of such accounts receivable, as well as the conversion of $523,000 of accounts receivable, serviced by the Bank, to loans receivable as previously discussed. Offsetting these decreases in non-interest income was an $18,000 increase in rental income at the Dyer branch office location which is currently fully leased. In addition, the Company also reported a loss of $15,000 in the current quarter compared to a loss of $22,000 in the prior year's quarter, related to an investment in a low-income housing joint venture. As a result of this investment, the Company recorded an offsetting $35,000 in federal income tax credits during both periods which resulted in the reduction of the Company's effective tax rate.

   NON-INTEREST EXPENSE- Non-interest expense increased by $21,000 to $1.05 million in the current quarter, compared to $1.3 million reported in last year's third quarter. The increase resulted primarily from increased staffing costs during the quarter of $40,000 due to increased compensation and benefit costs (including increased ESOP expense as a result of the increase in the price of the Company's stock between the periods), increased data processing costs of $4,000 due to increased transaction activity and increased professional fees of $9,000 relating to public company matters. Offsetting these increases was a $21,000 decrease in occupancy and equipment expenses due to a decrease in real estate and personal property tax expense.

   INCOME TAXES- For the three months ended September 30, 2004, income tax expense totaled $108,000, or an effective tax rate of 31.8% compared to $116,000, or an effective tax rate of 28.9% for the three months ended September 30, 2003. Both periods were positively impacted by the recognition of approximately $35,000 in low-income housing tax credits. The effective tax rate was higher for the current quarter as compared to the prior year's quarter as a result of higher non-deductible ESOP expenses, resulting from the higher market value of the Company's stock.

   COMPARISON OF THE RESULTS OF OPERATION FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

   GENERAL- Net income for the nine months ended September 30, 2004 was $688,000, or $.68 per diluted share, compared to net income of $911,000, or $.91 per diluted share for the nine months ended September 30, 2003. The decrease in earnings is primarily due to decreased fee income, a decline in unrealized gains from the

   Company's trading portfolio and higher non-interest expense, offset in part by an increase in net interest income, an increase in rental income and a decrease in the provision for loan losses and income taxes.

   NET INTEREST INCOME- Net interest income was $3.37 million for the nine months ended September 30, 2004, compared to $3.25 million for the nine months ended September 30, 2003, an increase of $115,000 or 3.5%. The Company's average interest-earning assets increased to $135.4 million for the nine months ended September 30, 2004 compared to $135.1 million for the nine months ended September 30, 2003, while the Company's net interest margin increased to 3.31% compared to 3.21% for the prior year period. The improved margin is attributable to a greater decline in the Bank's average cost of funds compared to the decline in the yield on interest earning assets, due to the shorter-term nature of the Bank's deposit accounts and higher level of core deposit accounts.

   The average yield on interest earning assets decreased to 5.82% for the nine months ended September 30, 2004 from 6.21% for the 2003 period, primarily due to the lower interest rate environment leading to the prepayment of higher coupon mortgage loans and mortgage-backed securities. Yields on loans receivable decreased to 6.11% for the nine months ended September 30, 2004 from 6.76% in 2003, and accounts for the majority of the decline in the overall earning asset yield, due to the size of the portfolio. Interest income on loans receivable decreased $185,000, primarily due to the decrease in the average yield. The decline in interest rates has also led to the call of certain higher yielding investment securities. Interest income on investment securities decreased by $112,000 due to both a decline in the average yield to 3.30% from 4.12% and a decrease in the average balance to $2.4 million from $5.5 million in the year ago period.

   The cost of interest bearing liabilities declined 46 basis points to 2.52% for the nine months ended September 30, 2004, as lower interest rates allowed most of the Bank's deposit products to re-price downward. Interest expense on deposit accounts decreased by $394,000 to $1.7 million for the nine months ended September 30, 2004, due to a 47 basis point decrease in the average cost of deposits, and, to a lesser extent, a $200,000 decrease in average deposits compared to the prior year period. Interest expense on borrowings decreased by $104,000 to $864,000, as a result of a $1.3 million decrease in the average balance of borrowed funds as well as a 31 basis point decrease in the average cost of borrowed funds.

   PROVISION FOR LOAN LOSSES- Based on management's assessment of the adequacy of the loan loss reserve, the Company recorded a provision for loan losses of $126,000 during the nine month period ended September 30, 2004 as compared to a $171,000 provision in the prior year period. Net loan charge-offs were $444,000 and $9,000 for the nine months ended September 30, 2004 and 2003, respectively. The increased net loan charge-offs for the current nine month period includes $377,000 relating to a non-performing non-residential participation loan and $35,000 relating to a single family residential loan subsequently transferred to real estate owned and sold. Although the Bank believes it maintains its allowance for loan losses at a level that it considers adequate, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in the future.

   NON-INTEREST INCOME- Non-interest income declined to $289,000, or 23.8%, to $927,000 for the nine months ended September 30, 2004, compared to $1.2 million for the nine months ended September 30, 2003. The decrease is primarily due to reduced fees and service charges of $202,000 and reduced gains on trading account activity of $117,000. Deposit related fee income decreased by $86,000 during the current nine month period as a result of reduced ATM fees stemming from the Company's closing of two casino boat ATMs. Loan fees and service charges decreased by $51,000 due to a slowing of refinance and loan modification activity and service fee income, primarily related to the Company's accounts receivable, serviced by others, declined by $65,000 due to repayment of approximately $2.0 million of such receivable during the 2003 period, as well as the conversion of $523,000 of accounts receivable, serviced by the Bank, to loans receivable as previously discussed. During the current nine month period, the market price of the Company's portfolio of small thrift and community bank stocks declined primarily due to a general decline in financial institution stock prices during the period.

   Offsetting these decreases was a $47,000 increase in rental income from the Dyer office location, which is currently fully leased and a $27,000 gain from the excess proceeds on a life insurance policy due to the death of one of the Company's directors.

   In addition, the Company also recorded a loss of $58,000 during the nine months ended September 30, 2004 as compared to a loss of $63,000 recorded in the year ago period, related to an investment in a low-income housing joint venture. As a result of this investment, the Company recorded an offsetting $105,000 in federal income tax credits during both periods which resulted in the reduction of the Company's effective income tax rate.

   NON-INTEREST EXPENSE- Non-interest expense increased by $213,000, or 7.2% compared to the prior year period, to $3.2 million for the nine months ended September 30, 2004. The increase resulted primarily from increased staffing costs of $189,000, due to increased compensation and benefit costs (including increased ESOP expense as a result of the increase in the price of the Company's stock between the periods), to $1.6 million for the nine months ended September 30, 2004. Advertising increased by $21,000 due to a direct mailing of Bank promotional products and services and increased data processing costs of $30,000 due to increased transaction activity. Offsetting these increases was a decrease in occupancy and equipment expense of $39,000 due to decreases in real estate and personal property tax expense, repairs and maintenance and utilities offset by higher depreciation charges.

   INCOME TAXES- For the nine months ended September 30, 2004, income tax expense totaled $289,000, or an effective tax rate of 29.6% compared to $408,000, or an effective tax rate of 30.9% for the nine months ended September 30, 2003. Both periods were positively impacted by the recognition of approximately $105,000 in low-income housing tax credits which have a greater impact on the effective tax rate in a lower earnings period compared to a higher earnings period.

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

                               Capital Requirement

At September 30, 2004, the Bank was in compliance with all of its capital requirements as follows:

                                           September 30, 2004                  December 31, 2003
                                   ---------------------------------   ---------------------------------
                                                       Percent of                          Percent of
                                        Amount           Assets             Amount           Assets
                                   ---------------   ---------------   ---------------   ---------------
Stockholders' equity of the Bank   $    13,714,543             8.98%   $    12,711,621             8.81%
                                   ---------------   ---------------   ---------------   ---------------

Tangible capital                        13,672,265             8.95%   $    12,657,723             8.78%
Tangible capital requirement             2,290,000             1.50          2,162,000             1.50
                                   ---------------   ---------------   ---------------   ---------------
Exess                              $    11,382,265             7.45%   $    10,495,723             7.28%
                                   ===============   ===============   ===============   ===============

Core capital                            13,672,265             8.95%   $    12,657,723             8.78%
Core capital requirement                 4,580,000             3.00          4,325,000             3.00
                                   ---------------   ---------------   ---------------   ---------------
Excess                             $     9,092,265             5.95%   $     8,332,723             5.78%
                                   ===============   ===============   ===============   ===============

Core and supplementary capital          14,193,876            15.51%   $    13,242,949            15.23%
Risk-based capital requirement           7,320,000             8.00          6,958,000             8.00
                                   ---------------   ---------------   ---------------   ---------------
Exess                              $     6,873,876             7.51%   $     6,284,949             7.23%
                                   ===============   ===============   ===============   ===============

Total Bank assets                  $   152,720,000                                       $   144,216,000
Adjusted total Bank assets             152,678,000                                       $   144,162,000
Total risk-weighted assets              91,502,000                                       $    86,981,000

A reconciliation of consolidated stockholders' equity of the bank for financial reporting purposes to capital available to the Bank to meet regulatory capital requirements is as follows:

                                 September 30, 2004                   December 31, 2003
                                   ---------------                     ---------------
Stockholders' equity of the Bank   $    13,714,543                     $    12,711,621
Regulatory capital adjustment
  for available for sale
  securities                               (42,278)                            (53,898)
                                   ---------------                     ---------------

     Tangible and core capital     $    13,672,265                     $    12,657,723
General loan loss reserves                 536,611                             600,226
Direct equity investments                  (15,000)                            (15,000)
                                   ---------------                     ---------------

    Core and supplementary capital $    14,193,876                     $    13,242,949
                                   ===============                     ===============

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


                                                  September 30,    December 31,
                                                       2004            2003
                                                  -------------    ------------
                                                   (Dollars in     (Dollars in
                                                    thousands)      thousands)

Non-accruing loans:
     One to four family                                  499             544
     Multi-family                                        --              --
     Non-residential                                     400             546
     Land                                                140             140
     Commercial Business                                 217             246
     Construction                                        ---             --
     Consumer                                             59             105
                                                    --------        --------
Total                                                   1315            1581
                                                    --------        --------

Restructured accruing loans:
     Commercial Business                                 344             --
                                                    --------        --------
Total                                                    344               0
                                                    --------        --------

Foreclosed assets:
     Non-Residential                                     410             --
                                                    --------        --------
Total                                                    410               0
                                                    --------        --------

Other Assets:
     Accounts receivables serviced by bank               --               27
     Accounts receivables serviced by other               40              40
                                                    --------        --------
     Total                                                40              67

Total non-performing assets                            2,109           1,648
                                                    ========        ========

Total as a percentage of total assets                  1.37%           1.13%
                                                    ========        ========

   For the nine months period ended September 30, 2004, gross interest, which would have been recorded, had the non-accruing loans been current in accordance with their original terms amounted to $59,000.

   In addition to the non-performing assets set forth in the table above, as of September 30, 2004, there were no loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

   Management has considered the Company's non-performing and "of concern" assets in establishing its allowance for loan losses.


                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

   The Company's principal sources of funds are cash dividends paid by the Bank and liquidity generated by investments or borrowings. The Company's principal uses of funds are cash dividends to shareholders as well as investment purchases and stock repurchases. During the nine months ended September 30, 2004, the Company did not repurchase any shared of its common stock.

   The Bank's principal sources of funds are deposits, advances from the FHLB of Indianapolis, principal repayments on loans and mortgage-backed securities, proceeds from the sale and maturity of investment securities and funds provided by operations. While scheduled loan and mortgage-backed securities amortization and maturing investment securities are a relatively predictable source of funds, deposit flows and loan and mortgage-backed securities prepayments are greatly influenced by economic conditions, the general level of interest rates and competition. The Bank utilizes particular sources of funds based on comparative costs and availability. The Bank generally manages the pricing of its deposits to maintain a steady deposit balance, but has from time to time decided not to pay rates on deposits, and when necessary, to supplement deposits with longer term and/or less expensive alternative sources of funds.

   During the nine months ended September 30, 2004, the Bank originated and purchased loans totaling $33.8 million compared with $41.0 million during the same period a year ago. At September 30, 2004, the Bank had outstanding commitments to originate loans of $1.4 million and unused lines of credit totaling $6.2 million. At September 30, 2004 the Company believes it has sufficient cash to fund its outstanding commitments or will be able to obtain the necessary funds from outside sources to meet its cash requirements.

   On September 30, 2004, the Company had $45.5 million of certificates of deposit maturing within one year. Based on historical experience, the Company expects most of their certificates of deposit to remain with the Company.


                               RECENT DEVELOPMENTS
                               -------------------

   On October 26, 2004 the Company declared a cash dividend of $.06 per share, payable on November 19, 2004 to shareholders of record on November 5, 2004.



   ITEM 3.                   CONTROL AND PROCEDURES


   The Company has adopted disclosure controls and procedures designed to facilitate the Company's financial reporting. The disclosure controls currently consist of communications between the Chief Executive Officer, the Chief Financial Officer and each department head to identify any new transactions, events, trends or contingencies which may be material to the Company's operations. The Company's disclosure controls also include certain elements of the Company's internal controls adopted in connection with applicable accounting and regulatory guidelines. Finally, the Company's Chief Executive Officer, Chief Financial Officer, Audit Committee and independent accountants meet on a quarterly basis and discuss the Company's material accounting policies. The Company's Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of these disclosure controls as of the end of the period covered by this report and found them to be adequate.

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


Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
        --------------------------------------------------
        PROCEEDS
        --------

   None.

Item 3. DEFAULTS UPON SENIOR SECURITIES
        -------------------------------

   None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

   None.

Item 5. OTHER INFORMATION
        -----------------

   None

Item 6. EXHIBITS
        --------

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



Date: October 27, 2004


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