Form 10KSB
period 2004-12-31
AMB FINANCIAL CORP
filed 2005-03-31
CIK 915393

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2004

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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The Registrant had $9.1 million in gross income for the year ended December 31, 2004.

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and asked price of such stock as of December 31, 2004 was $8.7 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

         As of March 23, 2005, there were issued and outstanding 974,143 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

 Parts II and IV of Form 10-KSB - Annual Report to Stockholders for the fiscal year ended December 31, 2004.

    Part III of Form 10-KSB - Proxy Statement for the 2004 Annual Meeting of
                                 Stockholders.

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

         These forward-looking statements include statements about our beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties, and are subject to change based on various factors, some of which are beyond our control. The words "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause our financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in the forward-looking statements:


         o the strength of the United States economy in general and the strength of the local economy and real estate market in which we conduct operations;
         o the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;
         o    inflation, interest rate, market and monetary fluctuations;
         o the timely development of and acceptance of our new products and services and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services;
         o the willingness of users to substitute our products and services for products and services of our competitors;
         o our success in gaining regulatory approval of our products and services, when required;
         o the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance);
         o    the impact of technological changes;
         o competition from other financial service providers in the Company's market area;
         o    changes in local real estate values;
         o the success, when applicable, of our loan restructuring and work out arrangements;
         o    changes in consumer spending and saving habits; and
         o    our success at managing the risks involved in the foregoing.

         The list of important factors stated above is not exclusive. We do not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of AMB Financial or American Savings.

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS
---------------------------------

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

         We serve the financial needs of families and local businesses in our primary market area, northwest Lake County, Indiana, through our main office located in Munster, Indiana and two branch offices located in the communities of Dyer and Hammond, Indiana. Our deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (the "FDIC"). At December 31, 2004, we had total assets of $157.1 million, deposits of $115.7 million and stockholders' equity of $13.4 million or 8.54% of total assets.

         Our executive office is located at 8230 Hohman Avenue, Munster, Indiana 46321-1578 and our telephone number at that address is (219) 836-5870.

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

                                                                            December 31,
                                  --------------------------------------------------------------------------------------------------
                                         2004               2003                2002                2001                2000
                                  --------------------------------------------------------------------------------------------------
                                   Amount    Percent   Amount   Percent    Amount   Percent    Amount   Percent    Amount   Percent
                                  --------------------------------------------------------------------------------------------------
                                                                    (Dollars in Thousands)
Real Estate Loans:
------------------
  One-to four-family ............ $  87,607   66.65%  $  78,948   64.43%  $  81,827   69.64%  $  82,584   71.87%  $  84,349   74.09%
  Multi-family ..................     7,320    5.57      11,128    9.08       4,196    3.57       3,433    2.99       2,189    1.92
  Non-residential ...............    18,026   13.71      14,711   12.01      11,002    9.36      10,095    8.78      10,156    8.92
  Construction ..................     3,576    2.72       2,053    1.68       2,771    2.36       3,090    2.69       4,854    4.26
  Land ..........................     5,197    3.96       4,544    3.71       5,015    4.27       1,352    1.18       1,041    0.92
                                  ---------  ------   ---------  ------   ---------  ------   ---------  ------   ---------  ------
     Total real estate loans ....   121,726   92.61     111,384   90.91     104,811   89.20     100,554   87.51     102,589   90.11
                                  ---------  ------   ---------  ------   ---------  ------   ---------  ------   ---------  ------
Other Loans:
------------
  Consumer Loans:
   Deposit account ..............       160    0.12         180    0.15         183    0.15         123    0.11         213    0.19
   Credit Card ..................       365    0.28         408    0.33         443    0.38         448    0.39         437    0.38
   Line of credit ...............     5,330    4.05       5,004    4.08       4,499    3.83       3,711    3.23       4,130    3.63
   Other ........................     1,414    1.08       1,389    1.13       1,026    0.87       1,122    0.97       1,101    0.97
                                  ---------  ------   ---------  ------   ---------  ------   ---------  ------   ---------  ------
     Total consumer loans .......     7,269    5.53       6,981    5.69       6,151    5.23       5,404    4.70       5,881    5.17
                                  ---------  ------   ---------  ------   ---------  ------   ---------  ------   ---------  ------
  Commercial business loans .....     2,444    1.86       4,158    3.40       6,546    5.57       8,951    7.79       5,337    4.72
                                  ---------  ------   ---------  ------   ---------  ------   ---------  ------   ---------  ------
     Total loans receivable .....   131,439  100.00%    122,523  100.00%    117,508  100.00%    114,909  100.00%    113,847  100.00%
                                  ---------  ======   ---------  ======   ---------  ======   ---------  ======   ---------  ======


Less:
-----
  Loans in process ..............     1,413               1,359               2,505               1,698                 677
  Net deferred yield
    adjustments .................       (32)                (78)               (153)                (68)                (13)
  Allowance for losses ..........       716               1,033                 838                 766                 701
                                  ---------           ---------           ---------           ---------           ---------
  Total loans receivable, net ... $ 129,342           $ 120,209           $ 114,318           $ 112,513           $ 112,482
                                  =========           =========           =========           =========           =========

         The following table shows the composition of our loan portfolios by fixed- and adjustable-rate at the dates indicated.

                                                                            December 31,
                                  --------------------------------------------------------------------------------------------------
                                         2004               2003                2002                2001                2000
                                  --------------------------------------------------------------------------------------------------
                                   Amount    Percent   Amount   Percent    Amount   Percent    Amount   Percent    Amount   Percent
                                  --------------------------------------------------------------------------------------------------
                                                                    (Dollars in Thousands)
Fixed Rate Loans:
-----------------
Real estate:
  One-to four-family ...........  $  73,666   56.05%  $  68,081   55.56%  $  63,647   54.17%  $  60,844   52.95%  $  52,798   46.38%
  Multi-family .................      5,752    4.38       6,454    5.27       2,718    2.31       1,877    1.63         579    0.51
  Non-residential ..............     15,203   11.56      11,520    9.40       8,396    7.14       8,215    7.15       7,552    6.63
  Construction .................      2,016    1.53       1,576    1.29       1,247    1.06       1,048    0.91       4,693    4.12
  Land .........................        974    0.74         545    0.45         339    0.29         416    0.36         339    0.30
                                  ---------  ------   ---------  ------   ---------  ------   ---------  ------   ---------  ------
     Total real estate loans ...     97,611   74.26      88,176   71.97      76,347   64.97      72,400   63.00      65,961   57.94
                                  ---------  ------   ---------  ------   ---------  ------   ---------  ------   ---------  ------
  Consumer .....................      1,939    1.48       1,941    1.58       1,630    1.39       1,693    1.47       1,751    1.54
  Commercial business ..........      1,469    1.12       2,436    1.99       4,313    3.67       5,784    5.03       4,046    3.55
                                  ---------  ------   ---------  ------   ---------  ------   ---------  ------   ---------  ------
     Total fixed-rate loans ....    101,019   76.86      92,553   75.54      82,290   70.03      79,877   69.50      71,758   63.03
                                  ---------  ------   ---------  ------   ---------  ------   ---------  ------   ---------  ------
Adjustable Rate Loans:
----------------------
Real estate:
  One-to four-family ...........     13,941   10.60      10,867    8.87      18,180   15.47      21,740   18.92      31,551   27.71
  Multi-family .................      1,568    1.19       4,674    3.81       1,478    1.26       1,556    1.36       1,610    1.41
  Non-residential ..............      2,823    2.15       3,191    2.61       2,606    2.22       1,880    1.63       2,604    2.29
  Construction .................      1,560    1.19         477    0.39       1,524    1.30       2,042    1.78         161    0.14
  Land .........................      4,223    3.22       3,999    3.26       4,676    3.98         936    0.82         702    0.62
                                  ---------  ------   ---------  ------   ---------  ------   ---------  ------   ---------  ------
     Total real estate loans ...     24,115   18.35      23,208   18.94      28,464   24.23      28,154   24.51      36,628   32.17
                                  ---------  ------   ---------  ------   ---------  ------   ---------  ------   ---------  ------
  Consumer .....................      5,330    4.05       5,040    4.11       4,521    3.84       3,711    3.23       4,130    3.63
  Commercial business ..........        975    0.74       1,722    1.41       2,233    1.90       3,167    2.76       1,331    1.17
                                  ---------  ------   ---------  ------   ---------  ------   ---------  ------   ---------  ------
     Total adjustable-rate
       loans ...................    30,420   23.14      29,970   24.46      35,218   29.97      35,032   30.50      42,089   36.97
                                  ---------  ------   ---------  ------   ---------  ------   ---------  ------   ---------  ------
     Total loans receivable ....    131,439  100.00%    122,523  100.00%    117,508  100.00%    114,909  100.00%    113,847  100.00%
                                  ---------  ======   ---------  ======   ---------  ======   ---------  ======   ---------  ======
Less:
-----
  Loans in process .............      1,413               1,359               2,505               1,698                 677
  Net deferred yield
    adjustments ................       (32)                (78)               (153)                (68)                (13)
  Allowance for losses .........        716               1,033                 838                 766                 701
                                  ---------           ---------           ---------           ---------           ---------
  Total loans receivable, net ..  $ 129,342           $ 120,209           $ 114,318           $ 112,513           $ 112,482
                                  =========           =========           =========           =========           =========

         The following table illustrates the interest rate sensitivity of the loan portfolio at December 31, 2004. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract requires the final payment to be made. This is shown without regard to interest rate adjustments. The table does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                                Real Estate
                       -------------------------------------------------------------
                           One-to     Multi-family and                                               Commercial
                         Four Family   Non-residential  Construction      Land         Consumer       Business        Total
                       -----------------------------------------------------------------------------------------------------------
                              Weighted        Weighted       Weighted       Weighted       Weighted      Weighted        Weighted
                               Average         Average       Average        Average        Average        Average         Average
                       Amount   Rate   Amount   Rate   Amount  Rate   Amount  Rate   Amount  Rate   Amount  Rate    Amount  Rate
                       -----------------------------------------------------------------------------------------------------------
                                                                 (Dollars in Thousands)
Due During the Period
Ending December 31,
---------------------
2005 ................  $ 2,303  6.74%  $ 2,812  6.77%  $3,576  5.95%  $2,792  5.56%  $5,761  6.58%  $  475  7.76%  $ 17,719  6.35%
2006 to 2007 ........    5,598  6.58     6,218  5.99     --    --      1,720  5.93      442  5.97      853  6.68     14,831  6.24
2008 to 2009 ........    4,942  6.30     6,436  6.12     --    --        625  5.41      746  6.13      737  6.76     13,486  6.19
2010 to 2014 ........   15,569  5.98     6,584  6.07     --    --         38  5.87      290  6.43      379  8.00     22,860  6.04
2015 and following ..   59,195  5.87     3,296  5.73     --    --         22  6.74       30  9.00     --    --       62,543  5.86
                       -------         -------         ------         ------         ------         ------         --------
     Total ..........  $87,607  5.98%  $25,346  6.10%  $3,576  5.95%  $5,197  5.67%  $7,269  6.50%  $2,444  7.12%  $131,439  6.03%
                       =======         =======         ======         ======         ======         ======         ========

         As of December 31, 2004, the total amount of loans due after December 31, 2005 which had predetermined interest rates was $100.0 million. The total amount of loans due after such dates which have floating or adjustable interest rates is $18.9 million.

         Under federal law, the aggregate amount of loans that we are permitted to make to any one borrower is generally limited to 15% of unimpaired capital and surplus (25% if the security for such loan has a "readily marketable" value or 30% for certain residential development loans). At December 31, 2004, our regulatory loan-to-one borrower limit was approximately $2.1 million. On the same date, we had no borrowers with outstanding balances in excess of this amount. As of December 31, 2004, the largest dollar amount of indebtedness to one borrower or group of related borrowers was a $1.5 million loan on a restaurant located in Northern Illinois. On the same date, this loan was performing in accordance with its terms.

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

         ONE- TO FOUR-FAMILY RESIDENTIAL REAL ESTATE LENDING. The cornerstone of our lending program is the origination of long-term permanent loans secured by mortgages on owner-occupied one- to four-family residences. At December 31, 2004, $87.6 million, or 66.65% of our loan portfolio consisted of permanent loans on one- to four-family residences. At that date, the average outstanding residential loan balance was $101,000 and the largest outstanding residential loan had a principal balance of $914,000. Virtually all of the residential loans we originate are secured by properties located in our market area. However, we have purchased a number of one-to-four family residential loans secured by properties located out of our market area in the last three years. See "- Originations, Sales and Purchases of Loans."

         We originate 15-30-year fixed rate loans secured by one- to four-family residential real estate as a result of continued consumer demand. We monitor the volume and rate of our fixed rate loans to ensure compliance with our asset/liability management policy. At December 31, 2004, we had, exclusive of balloon loans, $13.5 million of fixed-rate residential loans with less than 10 years to contractual maturity, $21.8 million of fixed-rate residential loans with remaining contractual maturities between 10 and 20 years and $25.2 million of fixed-rate residential loans with remaining contractual maturities in excess of 21 years in its portfolio. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management" in our Annual Report to Stockholders for the year ended December 31, 2004 attached hereto as Exhibit 13 (the "Annual Report").

         In addition, we originate and acquire adjustable rate mortgage and balloon loans to reduce our exposure to changes in interest rates. We retain and service all adjustable rate mortgages and balloon loans we originate. We make such loans at rates, terms and points determined in accordance with market and competitive factors. Our current one- to four-family residential adjustable rate mortgages are fully amortizing loans with contractual maturities of up to 30 years. The interest rates on the adjustable rate mortgages we originate are generally subject to adjustment at three-year intervals based on a margin over the Three Year Treasury Securities Constant Maturity Index. Decreases or increases in the interest rate of our adjustable rate mortgages are generally limited to 5% above or below the initial interest rate over the life of the loan. Our adjustable rate mortgages are not convertible into fixed-rate loans, do not contain prepayment penalties and do not produce negative amortization. Adjustable rate mortgage loans may be assumed by other lenders provided home buyers meet our underwriting standards and the applicable fees are paid. At December 31, 2004, the total balance of one- to four-family adjustable rate mortgages was $13.9 million.

         Our balloon loans generally carry seven year terms and 30 year amortization schedules. On December 31, 2004, we had $13.1 million of one -to-four family balloon loans.

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

         As of December 31, 2004, we had twenty-one one- to four-family residential mortgage loans having an aggregate balance of $11.6 million with current balances in excess of $359,650 the 2004 Freddie Mac maximum. Our delinquency experience on our loans in excess of this maximum has been similar to our experience on other residential loans.

         Our residential mortgage loans customarily include due-on-sale clauses giving us the right to declare the loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the property subject to the mortgage and the loan is not repaid.

         MULTI-FAMILY AND NON-RESIDENTIAL REAL ESTATE LENDING. We both originate and purchase permanent multi-family and non-residential real estate loans. We have increased these types of loans in recent years in accordance with our asset/liability management policy and favorable market conditions. Most of our originated loans are located in our primary market area while our purchased loans are located throughout the United States. During fiscal 2004, we purchased two strip mall loans from two different borrowers totaling $1.8 million located in California. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management" in the Annual Report. At December 31, 2004, we had $25.3 million in multi-family and non-residential real estate loans, representing 19.28% of the gross loan portfolio.

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

         The table below sets forth by type of security property the estimated number, loan amount and outstanding balance of our multi-family and non-residential real estate loans at December 31, 2004.

                                                                     OUTSTANDING
                                  NUMBER OF         ORIGINAL          PRINCIPAL
                                    LOANS         LOAN AMOUNT          BALANCE
                               -------------------------------------------------
                                            (Dollars in Thousands)
Multi-family...............           19               $7,970           $7,320
Office.....................            7                2,476            2,352
Retail.....................            8                5,156            4,721
Commercial building........           16                4,115            3,379
Restaurants................            9                3,545            3,135
Hotel......................            7                3,244            2,595
Other......................           10                2,196            1,844
                                 -------              -------          -------
     Total.................           76              $28,702          $25,346
                                 =======              =======          =======

         At December 31, 2004, our largest multi-family and largest non-residential real estate loans totaled $1.1 million and $1.5 million, and consisted of a loan on a sixteen unit apartment building located in California and a loan on a restaurant located in Northern Illinois, respectively. As of December 31, 2004, both these loans were performing in accordance with their terms.

         Multi-family and non-residential real estate loans generally present a higher level of risk than loans secured by one- to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family residential and non-residential real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower's ability to repay the loan may be impaired. At December 31, 2004, we had $765,000 of non residential loans which were 90 days or more delinquent.

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

         We also make loans to builders and developers "on speculation" to finance the construction of residential property where an independent appraisal shows that a ready market exists for the property as completed. Such loans generally have adjustable interest rates based upon prime with terms from six months to one year. The proceeds of the loan are advanced during construction based upon the percentage of completion as determined by an inspection. The loan amount normally does not exceed 80% of projected completed value for homes that have been pre-sold to the ultimate occupant. For loans to builders for the construction of homes not pre-sold, which may carry a higher risk, the loan-to value ratio is generally limited to 75%. Whether we are willing to provide permanent takeout financing to the purchaser of the home is determined independently of the construction loan by a separate underwriting process. At December 31, 2004, we had construction loans with outstanding aggregate balances of $1.1 million secured by one- to four-family residential property built on speculation.

         We also occasionally originate construction financing on multi-family and commercial real estate. However, there were no loans of this type outstanding as of December 31, 2004. Additionally, we participate with other lenders in loans to developers and builders to finance multi-family housing and commercial property construction. At December 31, 2004, we were involved in one participation construction loan with an outstanding aggregate balance of $679,000 (including $2,300 in undisbursed loan proceeds).

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

         LAND LENDING. Land loans, which include vacant land and developed lots, are made to various builders and developers with whom we have pre-existing relationships. All of such loans are secured by land zoned for residential developments and located within our market area. Disbursements related to acquisition and development land loans are typically based on the construction cost estimate of an independent architect or engineer who inspects the project in connection with significant disbursement requests. At December 31, 2004, we had $5.2 million in loans secured by land, representing 3.96% of our entire gross loan portfolio.

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

         As of December 31, 2004, we had one non-performing land loan. See "Delinquencies and Non-Performing Assets."

         CONSUMER LENDING. We believe that offering consumer loan products helps to expand the customer base and to create stronger ties to the existing customer base. In addition, because consumer loans generally have shorter terms to maturity and carry higher rates of interest than do residential mortgage loans, they can be valuable asset/liability management tools. For these reasons, we have been increasing our originations of consumer loans. We currently originate substantially all of our consumer loans in our market area. At December 31, 2004, our consumer loans totaled $7.3 million representing 5.53% of the gross loan portfolio.

         We offer a variety of secured consumer loans, including home equity lines of credit, home improvement loans, loans secured by savings deposits and automobile loans. Although we primarily originate consumer loans secured by real estate, deposits or other collateral, we also make unsecured personal loans.

         Our home equity lines of credit are generally limited to $100,000. We use the same underwriting standards for home equity lines of credit as we use for one- to four-family residential mortgage loans. Home equity lines of credit are originated in amounts which, together with the amount of the first mortgage, generally do not exceed 80% of the appraised value of the property securing the loan. The interest rate for all home equity loans floats at a stated margin over the prime rate. At December 31, 2004, we had $5.3 million of home equity lines of credit and $7.9 million of additional funds committed, but undrawn, under such lines.

         We also offer a Visa credit card program. At December 31, 2004, approximately 366 credit cards had been issued, with an aggregate outstanding loan balance of $365,000 and unused credit available of $868,000. We presently charge a fixed rate on interest on credit card loans and no annual membership fee.

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

         Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral for defaulted consumer loans may not provide adequate sources of repayment for the outstanding loan balances as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At December 31, 2004, $161,000, or approximately 2.21% of the consumer loan portfolio, was 60 days or more delinquent. There can be no assurance that delinquencies will not increase in the future.

         COMMERCIAL BUSINESS LENDING. In order to increase the yield and interest rate sensitivity of our loan portfolio and to satisfy the demand for financial services in our primary market area, we actively originate and purchase commercial business loans.

         During the past five years, we have originated commercial business loans to businesses such as small retail operations, small manufacturing concerns and professional firms. Also included in commercial business loans as of December 31, 2004 were $960,000 of purchased loans all of which were made to borrowers located outside of our market area. Our commercial business loans almost always include personal guarantees and are usually, but not always, are at least partially secured by business assets, such as accounts receivable, equipment, inventory and real estate. However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

         Most of our commercial business loans have terms ranging from six months to five years and carry adjustable interest rates. The underwriting process for commercial business loans generally includes consideration of the borrower's financial statements, tax returns, projections of future business operations and inspection of the subject collateral, if any.

         Since 1995, we have purchased seasoned commercial leases covering various types of office/commercial/medical equipment. As of December 31, 2004, the outstanding balance on these leases was $530,000. In general, the leases are full-payout finance leases in which the lease payments effectively repay the lessor for the purchase price of the equipment, plus an acceptable yield. The selling institution continues to service the leases for us and provides limited recourse in the event of a default by the lessor. We have purchased these leases because they carry relatively high yields and have relatively short terms, consistent with our asset/liability management strategy.

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

         The following table sets forth the Company's commercial business loans as of December 31, 2004.

        TYPE                       AMOUNT           PERCENT OF PORTFOLIO
        ----                       ------           --------------------
                                        (Dollars in Thousands)
Equipment leases                    $530                     21.69%

Accounts receivable                  164                      6.71%

Other                             $1,750                     71.60%
                                  ------                    ------
Total                             $2,444                    100.00%
                                  ======                    ======

         Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are generally of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself (which, in turn, may be dependent upon the general economic environment). For these reasons, commercial real estate loans generally carry a higher degree of credit risk than the residential loans. At December 31, 2004, the Company had $146,000 of non performing commercial business loans.

         The Bank also invests in commercial accounts receivables which possess similar investment characteristics to commercial business loans. See "Accounts Receivable Investments."

ORIGINATIONS, PURCHASES AND SALES OF LOANS

         We originate real estate and other loans through marketing efforts, our customer base, walk-in customers and referrals from real estate brokers and builders. In addition, we occasionally utilize the services of mortgage brokers. We do not pay commission to employees.

         We purchase loans from third parties to supplement loan production. In particular, we may purchase loans of a type which are not available or available with as favorable terms in our own market area. We generally use the same underwriting standards in evaluating loan purchases as we do in originating loans. We will continue to evaluate loan purchase opportunities as they arise and make purchases in the future depending on market conditions. At December 31, 2004, approximately $36.8 million of our loan portfolio was serviced by others and we did not service any loans for others.

         Our ability to originate large dollar volumes of real estate loans may be substantially reduced or restricted in periods of rising interest rates, with a resultant decrease in related fee income and operating earnings.

         The following table shows our loan origination, purchase, sale and repayment activities for the periods indicated.

                                                                                         Year Ending December 31,
                                                                         -------------------------------------------------------
                                                                           2004                    2003                   2002
                                                                         --------                --------               --------
                                                                                              (In thousands)
Originations by type:
---------------------
  Adjustable rate:
   Real estate - one-to four-family .........................            $  1,397                $    505               $    158
               -multi family ................................                  --                     395                     --
               -non-residential .............................                 400                     735                     --
               -construction ................................               2,096                     727                    488
               -land ........................................               1,697                   3,172                  2,185
   Non-real estate-consumer .................................               7,229                   6,200                  5,680
               -commercial business .........................               1,121                     245                    611
                                                                         --------                --------               --------
     Total adjustable-rate ..................................              13,940                  11,979                  9,122
                                                                         --------                --------               --------
  Fixed rate:
   Real estate - one-to four-family .........................              12,458                  19,988                 17,264
               -multi family ................................               1,076                   1,527                    690
               -non-residential .............................               4,214                   2,620                  1,280
               -construction ................................               1,337                     872                    382
               -land ........................................                 524                     328                     40
   Non-real estate-consumer .................................               1,921                   2,576                  3,108
               -commercial business .........................                 102                   1,214                  1,356
                                                                         --------                --------               --------
     Total fixed-rate .......................................              21,632                  29,125                 24,120
                                                                         --------                --------               --------
     Total loans originated .................................              35,572                  41,104                 33,242
                                                                         --------                --------               --------
Purchases:
----------
   Real estate - one-to four-family .........................              11,576(1)                1,484                  7,454
               -multi family ................................                  --                   6,232(2)                 517
               -non-residential .............................               1,763                   1,282                  1,012
               -construction ................................                  --                     750                  2,445
   Non-real estate--commercial business .....................                  --                      --                  3,158(3)
                                                                         --------                --------               --------
     Total loans purchased ..................................              13,339                   9,748                 14,586
                                                                         --------                --------               --------
     Total additions ........................................              48,911                  50,852                 47,828
                                                                         --------                --------               --------
     Total loans sold .......................................                                          --                     --
                                                                         --------                --------               --------
   Principal repayments .....................................              39,058                  45,755                 44,796
                                                                         --------                --------               --------
     Net before other items .................................               9,853                   5,097                  3,032
                                                                         --------                --------               --------
Increase (decrease) in other items, net .....................                (720)                    794                 (1,227)
                                                                         --------                --------               --------
     Net increase ...........................................            $  9,133                $  5,891               $  1,805
                                                                         ========                ========               ========

________________
(1) Includes $6.1 million of adjustable rate, one- to four- family mortgage loans.
(2) Includes $6.1 million of out of state loans acquired from same lender.
(3) Consisted of medical equipment leases and time shares/resort contracts.

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

         LOAN DELINQUENCIES. The following table sets forth loan delinquencies by type, by amount and by percentage of type at December 31, 2004.

                                                            Loans Delinquent For:
                                        -------------------------------------------------------------
                                                60-89 Days                 90 Days and Over               Total Delinquent Loans
                                        -------------------------------------------------------------------------------------------
                                                            Percent                         Percent                        Percent
                                                            of Loan                         of Loan                        of Loan
                                        Number     Amount   Category    Number     Amount   Category    Number     Amount  Category
                                        -------------------------------------------------------------------------------------------
                                                                            (Dollars in Thousands)
Real Estate:
  One- to four-family ..............         1     $   43      .05%          8     $  474      .54%          9     $  517      .59%
  Non-residential ..................        --         --       --           3        765     4.24           3        765     4.24
  Land .............................        --         --       --           1        140     2.69           1        140     2.69
Consumer ...........................         6         77     1.06           7         84     1.15          13        161     2.21
Commercial business ................         1         31     1.27           2        146     5.97           3        177     7.24
                                        ------     ------               ------     ------               ------     ------
     Total .........................         8     $  151      .12%         21     $1,609     1.22%         29     $1,760     1.34%
                                        ======     ======               ======     ======               ======     ======

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

         In connection with the filing of our periodic reports with the OTS and in accordance with our classification of assets policy, we regularly review the problem loans in our portfolio to determine whether any loans require classification in accordance with applicable regulations. On the basis of this review of our assets, at December 31, 2004, we had classified the following assets:

                                        One- to          Non                                             Commercial
                                      Four-Family    Residential            Land          Consumer        Business            Total
                                      -----------    -----------            ----          --------        --------            -----
                                                                              (In Thousands)
Sub-Standard .................          $  474          $  732             $  140          $   84          $   71            $1,501
Doubtful .....................              --              --                 --              --              --                --
Loss .........................              --              33(1)              --              --              75(2)            108
                                        ------          ------             ------          ------          ------            ------
                                        $  474          $  765             $  140          $   84          $  146            $1,609
                                        ======          ======             ======          ======          ======            ======

____________________________
(1) The Bank has established a specific reserve for this portion of the non-residential loan. The balance of the loan is classified as substandard. See "-Multi-Family and Non-Residential Lending."
(2) The Bank has established a specific reserve for this portion of the commercial business loan. The balance of the loan is classified as substandard. See "-Commercial Business Lending."

         Our classified assets consist of the (i) non-performing loans and (ii) loans and other assets of concern discussed herein. As of the date hereof, these asset classifications are consistent with those of the OTS and the FDIC.

         NON-PERFORMING ASSETS. The following table sets forth the amounts and categories of non-performing assets in our loan portfolio. Loans are reviewed quarterly and any loan whose collectibility is doubtful is placed on non-accrual status. Loans are placed on non-accrual status when either principal or interest is 90 days or more past due, unless, in the judgment of management, the loan is well collateralized and in the process of collection. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. For all years presented, we have had no troubled debt restructurings (which involved forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates). Foreclosed assets include assets acquired in settlement of loans. Except as noted, the loans and foreclosed asset amounts shown are stated without giving effect to the specific reserves which have been established against such assets. See "- Loan Loss Reserve Analysis."

                                                                                            December 31,
                                                                 ------------------------------------------------------------------
                                                                  2004           2003           2002           2001           2000
                                                                 ------------------------------------------------------------------
                                                                                       (Dollars in Thousands)
Non-accruing loans:
  One- to four family ...................................        $  474         $  544         $  534         $  743         $  465
  Multi-family ..........................................            --             --             --             --             --
  Non-residential .......................................           765            546            475            463             --
  Land ..................................................           140            140             --             --            556
  Consumer ..............................................            84            105             62             49             67
  Commercial business ...................................           146            246             --             --             --
                                                                 ------         ------         ------         ------         ------
     Total ..............................................         1,609          1,581          1,071          1,255          1,088
                                                                 ------         ------         ------         ------         ------
Accruing loans delinquent more than 90 days
  Consumer ..............................................            --             --             --             --             --
                                                                 ------         ------         ------         ------         ------
  Total .................................................            --             --             --             --             --
                                                                 ------         ------         ------         ------         ------
Foreclosed assets:
  One- to four family ...................................            --             --            104            191             --
  Multi-family ..........................................            --             --             --             --             --
  Non-residential .......................................            --             --             --             --             --
  Construction ..........................................            --             --             --             --             --
  Consumer ..............................................            --             --             --             --             --
  Commercial business ...................................            --             --             --             --             --
                                                                 ------         ------         ------         ------         ------
     Total ..............................................            --             --            104            191             --
                                                                 ------         ------         ------         ------         ------

Total non-performing assets .............................        $1,609         $1,581         $1,175         $1,446         $1,088
                                                                 ======         ======         ======         ======         ======

Total as a percentage of total assets ...................          1.02%          1.08%          0.79%          1.02%          0.80%

         For the year ended December 31, 2004, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $81,000.

         At December 31, 2004, there were no other loans or other assets that are not disclosed on the table or discussed above, where known information about the possible credit problems of borrowers caused us to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

         ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is established through a provision for loan losses based on our evaluation of probable losses in our loan portfolio and changes in the nature and volume of our loan activity. Such evaluation, which includes a review of all loans for which full collectibility may not be reasonably assured, considers among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan allowance. Although we believe we use the best information available to make such determinations, future adjustments to the allowance may be necessary, and net income could be significantly affected if circumstances differ substantially from the assumptions used in making the initial determinations. At December 31, 2004, we had an allowance for loan losses of $716,000.

         The following table sets forth an analysis of the allowance for loan losses.

                                                                                             December 31,
                                                                   ---------------------------------------------------------------
                                                                    2004          2003           2002         2001           2000
                                                                   ---------------------------------------------------------------
                                                                                          (Dollars in Thousands)
Balance at beginning of period: ..............................     $ 1,033       $   838       $   766       $   701       $   591
                                                                   -------       -------       -------       -------       -------
Charge-offs:
  One- to four-family ........................................          35            --            --            38            --
  Multi-family ...............................................          --            --            --            --            --
  Non-residential ............................................         377            --            --            28            --
  Construction ...............................................          --            --            --            --            --
  Consumer ...................................................          38            18            32            29            18
  Commercial business ........................................          91             5           372            --            --
                                                                   -------       -------       -------       -------       -------
     Total charge offs .......................................         541            23           404            95            18
                                                                   -------       -------       -------       -------       -------
Recoveries:
  One- to four family ........................................          --            --            --            --            --
  Multi-family ...............................................          --            --            --            --            --
  Non-residential ............................................          --            --            --            --            --
  Construction ...............................................          --            --            --            --            --
  Consumer ...................................................           1             4             3             8             4
  Commercial business ........................................          34            --            81            --            --
                                                                   -------       -------       -------       -------       -------
     Total recoveries ........................................          35             4            84             8             4
                                                                   -------       -------       -------       -------       -------

Net charge-offs ..............................................        (506)          (19)         (320)          (87)          (14)
Additions charged to operations ..............................         189           214           392           152           124
                                                                   -------       -------       -------       -------       -------
Balance at end of period .....................................     $   716       $ 1,033       $   838       $   766       $   701
                                                                   =======       =======       =======       =======       =======

Ratio of net charge-offs during the period to average loans
outstanding during the period ................................         .41%          .02%          .28%         0.08%         0.01%
                                                                   =======       =======       =======       =======       =======
Ratio of net charge-offs during the period to average
non-performing assets ........................................       25.29%         1.34%        21.65%         7.87%         1.37%
                                                                   =======       =======       =======       =======       =======

         The distribution of the allowance for losses on loans at the dates indicated is summarized as follows:

                                                                          December 31,
                              -----------------------------------------------------------------------------------------------------
                                            2004                               2003                               2002
                              -----------------------------------------------------------------------------------------------------
                                                     Percent                            Percent                            Percent
                                                     of Loans                           of Loans                           of Loans
                                            Loan     in Each                   Loan     in Each                   Loan     in Each
                              Amount of    Amounts   Category    Amount of    Amounts   Category    Amount of    Amounts   Category
                              Loan Loss      by      to Total    Loan Loss      by      to Total    Loan Loss      by      to Total
                              Allowance   Category     Loans     Allowance   Category     Loans     Allowance   Category     Loans
                              -----------------------------------------------------------------------------------------------------
                                                                      (Dollars in Thousands)
One- to four-family .....     $    158    $ 87,607     66.65%    $    160    $ 78,948     64.43%    $    161    $ 81,827     69.64%
Multi-family ............           22       7,320      5.57           33      11,128      9.08           13       4,196      3.57
Non-residential .........          195      18,026     13.71          429      14,711     12.01          289      11,002      9.36
Construction and land ...           89       8,773      6.68           75       6,597      5.39           64       7,786      6.63
Consumer ................           64       7,269      5.53           68       6,981      5.69           59       6,151      5.23
Commercial business .....          109       2,444      1.86          140       4,158      3.40           66       6,546      5.57
Unallocated .............           79          --        --          128          --        --          186          --        --
    Total ...............     $    716    $131,439    100.00%    $  1.033    $122,523    100.00%    $    838    $117,508    100.00%

                                                            December 31,
                              ----------------------------------------------------------------------
                                             2001                                  2000
                              ----------------------------------------------------------------------
                                                       Percent                               Percent
                                                       of Loans                              of Loans
                                             Loan      in Each                     Loan      in Each
                              Amount of     Amounts    Category     Amount of     Amounts    Category
                              Loan Loss       by       to Total     Loan Loss       by       to Total
                              Allowance    Category      Loans      Allowance    Category      Loans
                              ----------------------------------------------------------------------
                                                       (Dollars in Thousands)
One- to four-family .....     $    195     $ 82,584      71.87%     $    154     $ 84,349      74.09%
Multi-family ............            7        3,433       2.99             7        2,189       1.92
Non-residential .........          160       10,095       8.78            29       10,156       8.92
Construction and land ...           11        4,442       3.87           236        5,895       5.18
Consumer ................           54        5,404       4.70            61        5,881       5.17
Commercial business .....          114        8,951       7.79            47        5,377       4.72
Unallocated .............          225           --         --           167           --         --
    Total ...............     $    766     $114,909     100.00%     $    701     $113,847     100.00%

ACCOUNTS RECEIVABLE INVESTMENTS

         The Company purchases accounts receivable on both a direct and indirect basis. These accounts receivable are secured by, among other activities, trucking, health care, government contracts, commercial, cleaning, architectural services and manufacturing. The Company purchases both individual receivables and, to a lesser extent, interests in pools of receivables.

         The purchased accounts receivable are classified as "other assets" by the Company. Like commercial business loans, these assets are subject to the risk that the debtor is unable to obtain payment on the receivables. The Bank underwrites these assets both on the ability of the debtor to pay on the receivables as well as on the ability of the seller to repurchase the receivables although, under the terms of the purchase agreements, the sellers are in many cases not obligated to do so. In some cases, the Bank has acquired credit insurance on a portion of the receivables. See "Note 9 of the Notes to Consolidated Financial Statements."

         At December 31, 2004, the Company owned $3.4 million of accounts receivable and interests in pools of receivables. On the same date, the Company had $317,000 of loans classified by the Bank as non-residential loans which resulted from the restructuring of a loan originally secured by accounts receivable which restructuring included the Bank acquiring additional collateral in the form of liens on both-non-residential and residential real estate in addition to those same receivables.

INVESTMENT ACTIVITIES

         Most of our investments have historically consisted of U.S. Government and agency securities with maturities of five years or less, mortgage backed securities and short term assets. We also invest, to a limited degree, in municipal securities, mutual funds and equity securities of other financial companies. At December 31, 2004, we did not own any securities of a single issuer which exceeded 10% of our retained earnings, other than U.S. government or federal agency obligations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in the Annual Report.

         INVESTMENT SECURITIES. At December 31, 2004, investment securities totaled $4.9 million, or 3.11% of total assets. Included in this amount is a $1.8 million investment in Federal Home Loan Bank ("FHLB") stock which is required for membership in the FHLB of Indianapolis. It is our general policy to purchase securities which are U.S. Government securities or federal agency obligations or other issues that are rated investment grade or have credit enhancements. At December 31, 2004, the average term to maturity or repricing of the investment portfolio was 2.7 years.

         The following table sets forth the composition of our investment securities at the dates indicated.

                                                                                December 31,
                                                   ------------------------------------------------------------------------
                                                           2004                     2003                     2002
                                                   ------------------------------------------------------------------------
                                                   Carry          % of       Carry         % of       Carry          % of
                                                   Value          Total      Value         Total      Value          Total
                                                   ------------------------------------------------------------------------
                                                                                (Dollars in Thousands)
Interest-bearing deposits ....................     $4,424                    $3,660                    $8,504
                                                   ======                    ======                    ======

Investment securities available for sale:
  U.S. government securities .................      2,419         77.63%      1,265         47.82%      4,453         70.35%
  Municipal obligations ......................         --            --          --            --         107          1.69
  Corporate debt securities ..................         --            --         703         26.58       1,029         16.26
  Government securities mutual fund ..........        182          5.84         179          6.77         175          2.76
                                                   ------        ------      ------        ------      ------        ------

Total investments available for sale .........      2,601         83.47       2,147         81.17       5,764         91.06
                                                   ------        ------      ------        ------      ------        ------
Trading Securities:
  Common stock of other financial institutions        515         16.53         498         18.83         476          7.52
  Corporate debt securities ..................         --            --          --            --          90          1.42
                                                   ------        ------      ------        ------      ------        ------

     Total trading securities ................        515         16.53         498         18.83         566          8.94
                                                   ------        ------      ------        ------      ------        ------

     Total investment securities .............     $3,116        100.00%     $2,645        100.00%     $6,330        100.00%
                                                   ======        ======      ======        ======      ======        ======


Average remaining life of debt investment
  Securities .................................        2.7 years                 2.2 years                 1.5 years

  Stock in FHLB of Indianapolis ..............     $1,765                    $1,687                    $1,624
                                                   ======                    ======                    ======

         The composition and maturities of the investment securities portfolio, excluding FHLB stock, as of December 31, 2004 are indicated in the following table.

                                            Less Than        1 to 5          5 to 10          Over
                                             1 Year          Years            Years         10 Years    Total Investment Securities
                                           ----------------------------------------------------------------------------------------
                                           Carry Value     Carry Value     Carry Value     Carry Value     Carry Value   Fair Value
                                           ----------------------------------------------------------------------------------------
                                                                              (Dollars in Thousands)
U.S. government securities ............      $  397          $1,484          $  538          $   --          $2,419          $2,419
Marketable equity securities:
   Government securities mutual fund(1)          --              --              --             182             182             182
   Common stock of other financial
       institutions(1) ................          --              --              --             515             515             515
                                             ------          ------          ------          ------          ------          ------

Total .................................      $  397          $1,484          $  538          $  697          $3,116          $3,116
                                             ======          ======          ======          ======          ======          ======

Weighted average yield ................        1.63%           2.43%           6.07%           2.30%           2.94%

____________________________
(1) Marketable equity securities with no stated maturity are included in the "over 10 years" category.

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

         All of our mortgage-backed securities at December 31, 2004, are backed by federal agencies or government corporations. Accordingly, we believe that the mortgage-backed securities are generally resistant to credit problems.

         The following table sets forth the composition of our mortgage-backed securities at the dates indicated.

                                                                                              December 31,
                                                                    ---------------------------------------------------------------
                                                                          2004                   2003                   2002
                                                                    ---------------------------------------------------------------
                                                                    Carry        % of      Carry        % of      Carry       % of
                                                                    Value       Total      Value       Total      Value       Total
                                                                    ---------------------------------------------------------------
                                                                                         (Dollars in Thousands)
Mortgage-backed securities available for sale:
   GNMA .......................................................     $   92       4.02%     $  174       5.51%     $  457      17.29%
   FNMA .......................................................        880      38.50       1,234      39.11         532      20.13
   FHLMC ......................................................      1,064      46.54       1,501      47.58       1,654      62.58
Collateralized mortgage obligation available for sale:
   FNMA .......................................................        250      10.94         246       7.80          --         --
                                                                    ------     ------      ------     ------      ------     ------

     Total mortgage-backed securities .........................     $2,286     100.00%     $3,155     100.00%     $2,643     100.00%
                                                                    ======     ======      ======     ======      ======     ======

         The following table shows mortgage-backed and related securities, purchase, sale and repayment activities for the periods indicated.

                                                                                             Year Ended December 31,
                                                                                ---------------------------------------------------
                                                                                 2004                  2003                  2002
                                                                                ---------------------------------------------------
                                                                                              (Dollars in Thousands)
Purchases:
----------
   Adjustable-rate ...............................................              $    --               $    --               $    --
   Fixed-rate ....................................................                   --                 2,258                   979
                                                                                -------               -------               -------
        Total purchases ..........................................                   --                 2,258                   979
                                                                                -------               -------               -------
Sales and Repayments:
---------------------
         Total sales .............................................                   --                    --                    --
                                                                                -------               -------               -------
Principal repayments .............................................                  802                 1,732                 1,421
                                                                                -------               -------               -------
         Total reductions ........................................                 (802)               (1,732)               (1,421)
                                                                                -------               -------               -------
Increase (decrease) in other items, net ..........................                  (67)                  (14)                   62
                                                                                -------               -------               -------
         Net increase (decrease) .................................              $  (869)              $   512               $  (380)
                                                                                =======               =======               =======

         The following table sets forth the contractual maturities of our mortgage-backed securities at December 31, 2004. These securities are anticipated to be repaid well in advance of their contractual maturities as a result of mortgage loan payments. The amounts set forth below represent principal balances only and do not include premiums, discounts and fair value adjustments.

                                                                                                               December 31, 2004
                                                                 Due in                                      Balance Outstanding
                                         ------------------------------------------------------------------------------------------
                                        1 to 5           5 to 10          10 to 20         Over 20
                                         Years            Years            Years            Years            Fixed       Adjustable
                                         ------------------------------------------------------------------------------------------
                                                                             (Dollars in Thousands)
GNMA .........................          $   --           $   --           $   --           $   87           $   87           $   --
FNMA .........................              --              261               18              585              846               18
FHLMC ........................             304              225              423               99            1,051               --
CMO ..........................              --               --               --              250              250               --
                                        ------           ------           ------           ------           ------           ------
     Total ...................          $  304           $  486           $  441           $1,021           $2,234           $   18
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

         The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition. The variety of deposits we offer by have allowed us to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. Like all depository institutions, we have become more susceptible to short-term fluctuations in deposit flows as customers have become more interest rate conscious. We manage the pricing of our deposits in keeping with our asset/liability management, profitability and growth objectives. Based on our experience, we believe that passbook, demand and NOW accounts are relatively stable sources of deposits as compared to certificate deposits. However, our ability to attract and maintain all deposits, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.

         The following table sets forth the savings flows during the periods indicated.

                                                                                        Year Ending December 31,
                                                                     -------------------------------------------------------------
                                                                        2004                      2003                      2002
                                                                     -------------------------------------------------------------
                                                                                          (In thousands)
Opening balance ......................................               $ 108,334                 $ 109,331                 $ 102,210
Deposits .............................................                 248,684                   233,130                   234,272
Withdrawals ..........................................                (243,378)                 (236,479)                 (230,049)
Interest credited ....................................                   2,018                     2,352                     2,898
                                                                     ---------                 ---------                 ---------

Ending balance .......................................               $ 115,658                 $ 108,334                 $ 109,331
                                                                     =========                 =========                 =========

Net increase (decrease) ..............................               $   7,324                 $    (997)                $   7,121
                                                                     =========                 =========                 =========

Percent increase (decrease) ..........................                    6.76%                    (0.91)%                    6.97%

         The following table sets forth the dollar amount of savings deposits in the various types of deposit programs we offer as of the dates indicated.

                                                                                           December 31,
                                                              ---------------------------------------------------------------------
                                                                     2004                      2003                   2002
                                                              ---------------------------------------------------------------------
                                                                          Percent                   Percent                Percent
                                                               Amount     of Total      Amount      of Total     Amount    of Total
                                                              ---------------------------------------------------------------------
                                                                                       (Dollars in Thousands)
Transactions and Savings Deposits:
----------------------------------
Commercial Demand (0.00%(1)) ............................     $  3,270       2.83%     $  1,853       1.71%     $  1,350       1.23%
Passbook Accounts (1.25%(1)) ............................       21,604      18.68        19,850      18.32        17,624      16.12
NOW Accounts (0.75%(1)) .................................        9,351       8.08         8,581       7.92         8,090       7.40
Money Market Accounts (tiered) ..........................       14,880      12.87        14,107      13.02        10,033       9.18
                                                              --------     ------      --------     ------      --------     ------

Total Non-Certificates ..................................       49,105      42.46        44,391      40.97        37,097      33.93
                                                              --------     ------      --------     ------      --------     ------
Certificates:
-------------
0.76 - 2.00% ............................................       15,023      12.99        21,279      19.64         2,615       2.39
2.01 - 3.00% ............................................       37,430      32.36        23,108      21.33        27,353      25.02
3.01 - 4.00% ............................................        9,871       8.53        11,831      10.92        30,642      28.03
4.01 - 5.00% ............................................        3,934       3.40         6,842       6.32         9,261       8.47
5.01 - 6.00% ............................................          253       0.22           498       0.46         1,333       1.22
6.01 - 7.00% ............................................           42       0.04           385       0.36           997       0.91
7.01 - 8.00% ............................................         --         --            --         --              33       0.03
                                                              --------     ------      --------     ------      --------     ------

Total Certificates ......................................       66,553      57.54        63,943      59.03        72,234      66.07
                                                              --------     ------      --------     ------      --------     ------
Total Deposits ..........................................     $115,658     100.00%     $108,334     100.00%     $109,331     100.00%
                                                              ========     ======      ========     ======      ========     ======

_______________________
(1) Rates in effect at December 31, 2004.

         The following table shows rate and maturity information for our certificates of deposit as of December 31, 2004.

                                             0.76-         2.01-        3.01-        4.01-        5.01-                  Percent
                                             2.00%         3.00%        4.00%        5.00%        7.00%       Total      of Total
                                            -------------------------------------------------------------------------------------
                                                                       (Dollars in Thousands)
Certificate account maturing in
quarter ending:
---------------
March 31, 2005 ..........................   $ 5,560      $ 3,470      $ 2,506      $ 3,534      $    43      $15,113        22.71%
June 30, 2005 ...........................     3,866       14,056          186          131          249       18,488        27.78
September 30, 2005 ......................     1,645        3,459            6           17            3        5,130         7.71
December 31, 2005 .......................     2,837        2,975          351           --           --        6,163         9.26
March 31, 2006 ..........................       643        5,006          795           94           --        6,538         9.82
June 30, 2006 ...........................       446        4,444          198          158           --        5,246         7.88
September 30, 2006 ......................        24        2,189          328           --           --        2,541         3.82
December 31, 2006 .......................        --          222        3,402           --           --        3,624         5.44
March 31, 2007 ..........................        --          219        1,444           --           --        1,663         2.50
June 30, 2007 ...........................        --          857          207           --           --        1,064         1.60
September 30, 2007 ......................        --          238           72           --           --          310         0.47
December 31, 2007 .......................        --           59          151           --           --          210         0.31
Thereafter ..............................         2          236          225           --           --          463         0.70
                                            -------      -------      -------      -------      -------      -------       ------

    Total ...............................   $15,023      $37,430      $ 9,871      $ 3,934      $   295      $66,553       100.00%
                                            =======      =======      =======      =======      =======      =======       ======


    Percent of total ....................     22.57%       56.24%       14.83%        5.91%        0.45%                   100.00%
                                            =======      =======      =======      =======      =======                    ======

         The following table indicates the amount of our certificates of deposit and other deposits by time remaining until maturity as of December 31, 2004.

                                                                                            Maturity
                                                                -------------------------------------------------------------------
                                                                                 Over          Over
                                                               3 Months         3 to 6        6 to 12        Over
                                                                or Less         Months        Months      12 Months          Total
                                                                -------------------------------------------------------------------
                                                                                (Dollars in Thousands)
Certificates of deposit less than $100,000 ..............       $12,501        $14,188        $ 8,738        $16,898        $52,325

Certificates of deposit of  $100,000 or more ............         2,612          4,300          2,555          4,761         14,228
                                                                -------        -------        -------        -------        -------

Total certificates of deposit ...........................       $15,113        $18,488        $11,293        $21,659        $66,553
                                                                =======        =======        =======        =======        =======

         BORROWINGS. We may obtain advances from the Federal Home Loan Bank of Indianapolis upon the security of our capital stock in the Federal Home Loan Bank of Indianapolis and certain of our mortgage loans and mortgage-backed securities. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. At December 31, 2004, we had $19.0 million in Federal Home Loan Bank advances outstanding. From time to time during recent years we have utilized short-term borrowings, most of which had original maturities of 12 to 36 months, in order to fund loan demand. To the extent such borrowings are different than the average term to repricing of our deposits, they can change our interest rate risk profile. See "Management Discussion and Analysis - Asset/Liability Management" in the Annual Report.

         The following table sets forth certain information as to our borrowings, all of which consisted of FHLB advances, during the period ending on the dates indicated.

                                                                                                       December 31,
                                                                                      ---------------------------------------------
                                                                                        2004              2003               2002
                                                                                      ---------------------------------------------
                                                                                                  (Dollars in Thousands)
Average balance outstanding ...............................................           $18,128            $18,154            $22,214
Maximum amount outstanding at any month-end during the period .............            19,130             19,297             23,956
Balance outstanding at end of period ......................................            18,954             16,130             20,297
Weighted average interest rate during the period ..........................              4.96%              5.44%              5.33%
Weighted average interest at end of period ................................              4.70               5.24               5.38

SUBSIDIARIES

         We have one wholly owned subsidiary service corporation, NIFCO, Inc., and one second tier subsidiary service corporation, Ridge Management, Inc. which is owned by NIFCO. Prior to the current year, NIFCO sold annuities and securities. As of December 31, 2003, the activities of NIFCO were effectively transferred to the Bank.

         In the past, Ridge Management engaged in lending and investment activity, although it is currently essentially inactive. For the year ended December 31, 2004, Ridge Management had no activity.

         We also own all of the common securities of AMB Financial Statutory Trust I which was created in connection with the issuance in March 2002 of $5.0 million of trust preferred securities.

REGULATION

         American Savings is a federally chartered savings and loan association, the deposits of which are federally insured by the FDIC and backed by the full faith and credit of the United States government. Accordingly, American Savings is subject to broad federal regulation and oversight extending to all of our operations. American Savings is a member of the Federal Home Loan Bank of Indianapolis and is subject to certain limited regulation by the Board of Governors of the Federal Reserve System. As the savings and loan holding company that has existed as a unitary savings and loan holding company prior to May 4, 1999, there is virtually no restriction on its activities.

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

         The Office of Thrift Supervision also has extensive enforcement authority over all savings institutions and their holding companies, such as American Savings and AMB Financial, respectively. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders, and to initiate injunctive actions.

         Our general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of capital and surplus). At December 31, 2004, our lending limit under this restriction was approximately $2.1 million. At December 31, 2004, we had no loans in excess of our loans-to-one-borrower limit.

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

         The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of core capital to risk-weighted assets of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy, pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC semi-annually. At December 31, 2004, American Savings met the criteria for a well-capitalized institution.

         The current premium schedule for Bank Insurance Fund and Savings Association Insurance Fund insured institutions range from 0 to 27 basis points. However, Savings Association Insurance Fund insured institutions and Bank Insurance Fund insured institutions are required to pay a Financing Corporation assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. For the quarter ended December 31, 2003, this amount was equal to 1.44% basis points for each $100 in domestic deposits for Savings Association Insurance Fund members and Bank Insurance Fund insured institutions. These assessments, which may be revised based upon the level of Bank Insurance Fund and Savings Association Insurance Fund deposits, will continue until the bonds mature in 2019.

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

         The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). At December 31, 2004, American Savings had tangible capital of $14.0 million, or 9.02% of adjusted total assets, which is approximately $11.7 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date. At December 31, 2004, American Savings did not have any intangible assets.

         The capital standards also require core capital equal to at least 3% to 4% of adjusted total assets, depending on an institution's supervisory rating. Core capital generally consists of tangible capital. At December 31, 2004, we had core capital equal to $14.0 million, or 9.02% of adjusted total assets, which is $9.4 million above the minimum leverage ratio requirement of 3% as in effect on that date.

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

         On December 31, 2004, we had total risk-based capital of approximately $14.6 million, including $14.0 million in core capital and $600,000 in qualifying supplementary capital, and risk-weighted assets of $94.7 million, or total capital of 15.44% of risk-weighted assets. This amount was $7.0 million above the 8% requirement in effect on that date.

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

         LIMITATIONS ON DIVIDENDS AND OTHER CAPITAL DISTRIBUTIONS. The Office of Thrift Supervision imposes various restrictions on savings associations with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. The Office of Thrift Supervision also prohibits a savings association from declaring or paying any dividends or from repurchasing any of its stock if, as a result of such action, the regulatory capital of the savings association would be reduced below the amount required to be maintained for the liquidation account established in connection with American Savings mutual to stock conversion.

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

         QUALIFIED THRIFT LENDER TEST. All savings institutions are required to meet a qualified thrift lender test to avoid certain restrictions on their operations. This test requires a savings institution to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings institutions may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, these assets primarily consist of residential housing related loans and investments. At December 31, 2004, American Savings met the test and has always met the test since its effectiveness. American Savings' qualified thrift lender percentage was 78.76% at December 31, 2004.

         Any savings institution that fails to meet the qualified thrift lender test must convert to a bank charter, unless it requalifies as a qualified thrift lender and remains a qualified thrift lender. If an institution does not requalify and converts to a national bank charter, it must remain Savings Association Insurance Fund-insured until the FDIC permits it to transfer to the Banking Insurance Fund. If an institution has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state. In addition, the institution is immediately ineligible to receive any new Federal Home Loan Bank borrowings and is subject to national bank limits for payment of dividends. If the institution has not requalified or converted to a national bank within three years after the failure, it must sell all investments and stop all activities not permissible for a national bank. In addition, it must repay promptly any outstanding Federal Home Loan Bank borrowings, which may result in prepayment penalties. If any institution that fails the qualified thrift lender test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See "- Holding Company Regulation."

         COMMUNITY REINVESTMENT ACT. Under the Community Reinvestment Act, every FDIC insured institution has a continuing and affirmative obligation, consistent with safe and sound banking practices, to help meet the credit needs of its entire community, including low- and moderate- income neighborhoods. The Community Reinvestment Act requires the Office of Thrift Supervision, in connection with its examination of American Savings, to assess the institution's record of meeting the credit needs of our community and to take this record into account in our evaluation of certain applications, such as a merger or the establishment of a branch, by American Savings. An unsatisfactory rating may be used as the basis for the denial of an application by the Office of Thrift Supervision. American Savings was examined for Community Reinvestment Act compliance in May 2004 and received a rating of "satisfactory".

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

         SARBANES OXLEY ACT OF 2002. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002, which contains important new requirements for public companies in the area of financial disclosure and corporate governance. Among the requirements of the Sarbanes-Oxley Act of 2002 are written certifications by our Chief Executive Officer and Chief Financial Officer of our quarterly and annual reports filed with the SEC, as well as disclosures regarding our internal controls and procedures. In response to the Sarbanes-Oxley Act of 2002 and the related regulations, the Company has reviewed and amended its practices, policies and procedures to ensure our ability to comply with the requirements of the Act.

         FEDERAL RESERVE SYSTEM. The Federal Reserve Board requires all depository institutions to maintain noninterest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At December 31, 2004, American Savings was in compliance with these reserve requirements.

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

         As a member, American Savings is required to purchase and maintain a minimum amount of stock in the Federal Home Loan Bank of Indianapolis. At December 31, 2004, American Savings had $1.8 million in Federal Home Loan Bank stock, which was in compliance with this requirement. In past years, American Savings has received substantial dividends on our Federal Home Loan Bank stock. For the fiscal year ended December 31, 2004, dividends paid by the Federal Home Loan Bank of Indianapolis to American Savings totaled $75,000, which constituted a $10,000 decrease from the amount of dividends received in fiscal 2003. Over the past five fiscal years these dividends have averaged 6.24% and were 4.31% for fiscal 2004.

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

         To the extent earnings appropriated to a savings institution's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the institution's supplemental reserves for losses on loans, such excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of December 31, 2004, American Savings' excess for tax purposes totaled approximately $1.9 million.

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

         INDIANA TAXATION. The State of Indiana imposes an 8.5% financial institution tax on the net income of financial (including thrift) institutions. Taxable income for financial institution tax purposes will constitute federal taxable income before net operating loss deductions and special deductions, adjusted for certain items, including the addition of Indiana income taxes, property taxes, tax exempt interest and bad debts. Other applicable Indiana taxes include sales, use and property taxes.

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

         We attract all of its deposits through our branch offices, primarily from the communities in which those branch offices are located; therefore, competition for those deposits is principally from other savings institutions, commercial banks, securities firms, money market and mutual funds and credit unions located in the same communities. Our ability to attract and retain deposits depends on our ability to provide an investment opportunity that satisfies the requirements of investors. We compete for these deposits by offering a variety of deposit accounts at competitive rates, convenient business hours and a customer oriented staff. As of December 31, 2004, we estimate our market share of savings deposits in the Lake County, Indiana market area to be approximately 1.82%.

         The Company also experiences competition from online financial service providers.

EMPLOYEES

         At December 31, 2004, we had a total of 35 employees, including 7 part-time employees. Our employees are not represented by any collective bargaining group. We consider employee relations to be good.

ITEM 2.   DESCRIPTION OF PROPERTY
---------------------------------

         We conduct business at its main office located in Munster, Indiana. The following table sets forth information relating to each of our properties as of December 31, 2004.

                                                     Owned             Total
                                    Year               Or           Approximate            Book Value at
Location                          Acquired           Leased        Square Footage        December 31, 2004
----------------------------------------------------------------------------------------------------------
                                                                                      (Dollars in Thousands)
MAIN OFFICE:

8230 Hohman Avenue
Munster, Indiana                     1963             Owned              8,400                     $74

BRANCH OFFICES:

1001 Main Street
Dyer, Indiana                        2000             Owned(1)          16,000                  $1,775

4521 Hohman Avenue
Hammond, Indiana                     1983             Owned              1,600                     $83

________________________
(1) Our branch office occupies 5,300 square feet of this building. The balance of the property is leased.

         We believe that current facilities are adequate to meet our present and foreseeable needs, subject to possible future expansion.

         We maintain an on-line data base with a service bureau servicing financial institutions. The net book value of the data processing and computer equipment utilized at December 31, 2004 was $39,000.

ITEM 3.   LEGAL PROCEEDINGS
---------------------------

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------

         No matters were submitted to a vote of security holders, through the solicitation of proxies, during the quarter ended December 31, 2004.

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------

         Page ___ of the Annual Report to Shareholders attached as Exhibit 13 is herein incorporated by reference.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-------------------------------------------------------------------

         Pages ___ through ___ of the Annual Report to Shareholders attached as
Exhibit 13 are herein incorporated by reference.

ITEM 7.   FINANCIAL STATEMENTS
------------------------------

         The following information appearing in the Annual Report is incorporated herein by reference.

                                                                          Pages
                                                                            in
                                                                          Annual
                       Annual Report Section                              Report
--------------------------------------------------------------------------------

Report of Independent Auditors............................................... 18

Consolidated Statements of Financial Condition (December 31, 2004 and 2003).. 19

Consolidated Statements of Income (For the Years Ended December 31, 2004,
2003 and 2002)............................................................... 20

Consolidated Statements of Changes in Stockholders' Equity (For the Three
Years Ended December 31, 2004, 2003 and 2002)................................ 21

Consolidated Statements of Cash Flows (For the Years Ended December 31, 2004,
2003 and 2002)............................................................... 22

Notes to Consolidated Financial Statements................................... 23

         With the exception of the aforementioned information in Part II of the Form 10-KSB, the Annual Report is not deemed filed as part of this annual report on Form 10-KSB.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

         There has been no Current Report on Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change in accountants and/or reporting disagreements on any matter of accounting principle or financial statement disclosure.

ITEM 8A.   CONTROLS AND PROCEDURES.
----------------------------------

         The Company has adopted disclosure controls and procedures designed to facilitate the Company's financial reporting. The disclosure controls currently consist of communications among the Chief Executive Officer, the Chief Financial Officer and each department head to identify any transactions, events, trends, risks or contingencies which may be material to the Company's operations. The Company's disclosure controls also contain certain elements of its internal controls adopted in connection with applicable accounting and regulatory guidelines. Finally, the Chief Executive Officer, Chief Financial Officer, the Audit Committee and the

Company's independent auditors also meet on a quarterly basis and discuss the Company's material accounting policies. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of these interim disclosure controls as of the end of the period covered by this report and found them to be adequate.

         The Company maintains internal control over financial reporting. There have not been any significant changes in such internal control over the financial reporting in the last quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B.   OTHER INFORMATION.
----------------------------

       None.

                                    PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
-----------------------------------------------------------------------
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
-------------------------------------------------

         Information concerning the directors, executive officers and Section 16(a) compliance is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders to be held in 2005, a copy of which will be filed not later than 120 days after the close of fiscal year.

ITEM 10.   EXECUTIVE COMPENSATION
---------------------------------

         Information concerning executive compensation is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders to be held in 2005, a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------------------------------------------------------------------------

         Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from our definitive proxy statement for the annual meeting of stockholders to be held in 2005, a copy of which will be filed not later than 120 days after the close of the fiscal year.

         The following table sets forth information with respect to securities to be issued under AMB Financial's compensation plans as of December 31, 2004.

====================================================================================================================================
                                                 (a)                              (b)                        (c)
====================================================================================================================================
Plan Category                                    Number of securities to be       Weighted-average           Number of securities
                                                 issued upon exercise of          exercise price of          remaining available
                                                 outstanding options, warrants    outstanding options,       for future issuance
                                                 and rights                       warrants and rights        under equity
                                                                                                             compensation plans
                                                                                                             [excluding securities
                                                                                                             reflected in column
                                                                                                             (a)]
====================================================================================================================================
Equity compensation plans approved by
security holders:

1.  Recognition and Retention Plan               1.          N/A                  1.       N/A               1.       2,528
2.  1996 Stock Option and Incentive Plan         2.       116,862                 2.      $6.80              2.      23,194
====================================================================================================================================
Equity compensation plans not approved by
security holders                                             N/A                            N/A                         N/A
====================================================================================================================================
Total                                                     116,862                         $6.80                      25,722
====================================================================================================================================

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
---------------------------------------------------------

         Information concerning certain relationships and transactions is incorporated herein by reference from our definitive proxy statement for the annual meeting of stockholders to be held in 2005, a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 13.   EXHIBITS
-------------------

                                                                   Reference to
                                                                   Prior Filing
                                                                    or Exhibit
Regulation                                                            Number
S-B Exhibit                                                          Attached
   Number                       Document                              Hereto
   ------                       --------                              ------

     2        Plan of acquisition, reorganization, arrangement,
              liquidation or succession.......................          None
    3(i)      Certificate of Incorporation....................           *
   3(ii)      Bylaws..........................................           *
     4        Instruments defining the rights of security
              holders, including indentures...................           *
     9        Voting trust agreement..........................          None
     10       Material contracts:
              1996 Stock Options and Incentive Plan...........           **
              Recognition and Retention Plan..................           **
              Employee Stock Ownership Plan...................           *
              Employee Severance Compensation Plan............           *
              Employment Agreements...........................           *
              Second Executive Deferred Compensation Plan.....          ***
              Trust Agreement for the Compensation Agreement..          ***
     11       Statement re: computation of per share
              earnings........................................          ****
     13       Annual report to security holders...............           13
     14       Code of Ethics..................................         *****
     16       Letter on change in certifying accountant.......          None
     18       Letter on change in accounting principles.......          None
     21       Subsidiaries of registrant......................           21
     22       Published report regarding matters submitted
              to vote.........................................          None
     23       Consent of experts and counsel..................           23
     24       Power of attorney...............................      Not required
    31.1      Certification of Chief Executive Officer
              pursuant to Section 302 of the Sarbanes-Oxley
              Act of 2002.....................................          31.1
    31.2      Certification of Chief Financial Officer
              pursuant to Section 30 of the Sarbanes-Oxley
              Act of 2002.....................................          31.2
    32.1      Certification of Chief Executive Officer
              pursuant to Section 906 of the Sarbanes-Oxley
              Act of 2002.....................................          32.1
    32.2      Certification of Chief Financial Officer
              pursuant to Section 906 of the Sarbanes-Oxley
              Act of 2002.....................................          32.2
     99       Additional Exhibits............................          None
   ____________________
* Filed on December 29, 1995 as an exhibit to the Registrant's Registration Statement No. 33-80991 on Form S-1. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.
** Filed on September 12, 1996, under Schedule 14A, as an appendix to the Registrant's definitive proxy materials and incorporated herein by reference.
*** Filed on March 31, 1999 as an exhibit to the Registrant's Annual Report on Form 10-KSB and incorporated herein by reference.
**** See Note A of the Notes to the Consolidated Financial Statements in the Annual Report attached hereto as Exhibit 13.
***** Filed on March 30, 2004 as an exhibit to Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2003 and incorporated here by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
------------------------------------------------

         Information concerning principal accountant fees and services is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in April 2005, a copy of which will be filed not later than 120 days after the close of the fiscal year.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       AMB FINANCIAL CORPORATION



Date:    March 23, 2005                By:  /s/ Clement B. Knapp, Jr.
                                          --------------------------------------
                                            Clement B. Knapp, Jr., Chairman of
                                            the Board, President and Chief
                                            Executive Officer
                                            (DULY AUTHORIZED REPRESENTATIVE)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:  /s/ Clement B. Knapp, Jr.
   ----------------------------------------------
     Clement B. Knapp, Jr., Chairman of the
     Board, President and Chief Executive Officer
     (PRINCIPAL EXECUTIVE AND OPERATING OFFICER)

Date: March 23, 2005

By:  /s/ Daniel T. Poludniak
   ----------------------------------------------
     Daniel T. Poludniak, Vice-President,
     Treasurer and Chief Financial Officer
     (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

Date: March 23, 2005



By:   /s/ S. Donald L. Harle                   By:   /s/ Ronald W. Borto
      -----------------------------                  ---------------------------
      Donald L. Harle, Director                      Ronald W. Borto, Director



Date: March 23, 2005                           Date: March 23, 2005



By:   /s/ John G. Pastrick                     By:   /s/ Michael Mellon
      -----------------------------                  ---------------------------
      John G. Pastrick, Director                     Michael Mellon, Director



Date: March 23, 2005                           Date: March 23, 2005



By:   /s/ Robert E. Tolley
      -----------------------------
      Robert E. Tolley, Director



Date: March 23, 2005

                                INDEX TO EXHIBITS

  Exhibit No.                       Document
----------------- --------------------------------------------------------------
       13         Annual Report

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