Form 10QSB
period 2005-03-31
AMB FINANCIAL CORP
filed 2005-04-28
CIK 915393

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                   FORM 10-QSB



     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

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
                                                              --------------


     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of April 27, 2005 there were 1,686,169 shares of the Registrant's common stock issued and 974,143 shares outstanding.

     Transitional Small Business Disclosure Format (check one) : Yes [ ] No [X]
================================================================================

                               AMB FINANCIAL CORP.

                                   FORM 10-QSB

                                TABLE OF CONTENTS

Part I.       FINANCIAL INFORMATION                                         PAGE
                                                                            ----
      Item 1. Financial Statements

              Consolidated Statements of Financial Condition at
              March 31, 2005 (Unaudited) and December 31, 2004                3

              Consolidated Statements of Earnings for the three
              months ended March 31, 2005 and 2004
              (unaudited)                                                     4

              Consolidated Statement of Changes in
              Stockholders Equity, three months ended
              March 31, 2005 (unaudited)                                      5

              Consolidated Statements of Cash Flow for the
              three months ended March 31, 2005 and 2004
              (unaudited)                                                     6

              Notes to Unaudited Consolidated Financial Statements           7-8

      Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                         9-18

Part II.      OTHER INFORMATION                                              19

              Signatures Section 13 and 15d                                  20

              Index of Exhibits                                              21

              Earnings Per Share Analysis (Exhibit 11)                       22

              Rule 13a-14 Certifications (Exhibits 31.1 and 31.2)          23-24

              Section 906 Certification (Exhibits 32.1 and 32.2)           25-26

                                    AMB FINANCIAL CORP.
                                     AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                       March 31,          December 31,
                                                                         2005                 2004
                                                                     ------------         ------------
Assets

Cash and amounts due from depository institutions                       3,973,504            3,928,798
Interest-bearing deposits                                               4,773,008            4,423,977
                                                                     ------------         ------------
     Total cash and cash equivalents                                    8,746,512            8,352,775
Investment securities, available for sale, at fair value                2,577,196            2,600,835
Trading securities                                                        488,795              514,953
Mortgage backed securities, available for sale, at fair value           2,151,895            2,286,235
Loans receivable (net of allowance for loan losses:
     $870,090 at March 31, 2005 and
     $715,979at December 31, 2004)                                    132,309,440          129,342,486
Investment in LTD Partnership                                             847,198              869,698
Stock in Federal Home Loan Bank of Indianapolis                         1,784,000            1,765,200
Accrued interest receivable                                               650,590              632,612
Office properties and equipment- net                                    2,381,569            2,432,409
Bank owned life insurance                                               3,403,181            3,373,112
Prepaid expenses and other assets                                       4,922,214            4,923,360
                                                                     ------------         ------------

     Total assets                                                     160,262,590          157,093,675
                                                                     ============         ============

Liabilities and Stockholders' Equity

Liabilities

Deposits                                                              116,041,458          115,658,741
Borrowed money                                                         20,953,995           18,953,995
Guaranteed preferred beneficial interest in the
     Company's subordinated debentures                                  5,000,000            5,000,000
Notes Payable                                                             620,910              620,910
Advance payments by borrowers for taxes and insurance                     454,539            1,309,515
Other liabilities                                                       3,853,149            2,141,097
                                                                     ------------         ------------
     Total liabilities                                                146,924,051          143,684,258
                                                                     ------------         ------------


Stockholders' Equity

Preferred stock, $.01 par value; authorized
     100,000 shares; none outstanding                                        --                   --
Common Stock, $.01 par value; authorized 1,900,000 shares;
     1,686,169 shares issued and 974,143 shares outstanding
     at March 31, 2005 and 985,761 shares outstanding at                   16,862               16,862
   December 31, 2004
Additional paid- in capital                                            11,263,535           11,227,535
Retained earnings, substantially restricted                             9,544,342            9,458,798
Accumulated other comprehensive income, net of tax                        (21,050)               5,185
Treasury stock, at cost (712,026 shares at March 31, 2005
     and 700,408 shares at December 31, 2004)                          (7,375,220)          (7,209,033)
Common stock acquired by Employee Stock Ownership Plan                    (89,930)             (89,930)
                                                                     ------------         ------------
     Total stockholders' equity                                        13,338,539           13,409,417
                                                                     ------------         ------------

Total liabilities and stockholders' equity                            160,262,590          157,093,675
                                                                     ============         ============

                               AMB FINANCIAL CORP.
                                AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS


                                               Three Months       Three Months
                                                   Ended              Ended
                                                 March 31,          March 31,
                                                   2005               2004
                                                ----------         ----------
                                                 unaudited          unaudited

Interest income
     Loans                                       1,919,507          1,870,189
     Mortgage-backed securities                     26,325             36,316
     Investment securities                          21,731             18,123
     Interest-bearing deposits                      19,672              9,587
     Dividends on FHLB stock                        18,807             21,000
                                                ----------         ----------
          Total interest income                  2,006,042          1,955,215
                                                ----------         ----------

Interest expense
     Deposits                                      574,162            564,633
     Borrowings                                    300,189            274,124
                                                ----------         ----------
          Total interest expense                   874,351            838,757
                                                ----------         ----------

          Net interest income                    1,131,691          1,116,458
Provision for loan losses                          154,111             26,275
                                                ----------         ----------
          Net interest income after
            provision for loan losses              977,580          1,090,183
                                                ----------         ----------

Non-interest income:
     Loan fees and service charges                  34,177             39,289
     Deposit related fees                          121,186            109,344
     Other fee income                               94,227             77,648
     Rental Income                                  34,588             34,175
     Unrealized gain (loss) on trading
      securities                                   (26,158)            41,822
     Loss from investment
      in limited partnership                       (22,500)           (21,500)
    Gain from life insurance proceeds                    0             26,678
     Increase in cash value of insurance            30,069             38,719
     Other income                                    5,628              6,180
                                                ----------         ----------
          Total non-interest income                271,217            352,355
                                                ----------         ----------

Non-interest expense:
     Staffing costs                                555,981            550,819
     Advertising                                    25,146             50,153
     Occupancy and equipment expense               106,065            120,531
     Data processing                               147,077            136,393
     Professional fees                              60,272             46,932
     Federal deposit insurance premiums              4,182              4,389
     Other operating expenses                      166,022            164,800
                                                ----------         ----------
          Total non-interest expense             1,064,745          1,074,017
                                                ----------         ----------

Net income before income taxes                     184,052            368,521
Provision for (benefit from)
  federal and state income taxes                    40,367            103,353
                                                ----------         ----------

          Net income                               143,685            265,168
                                                ==========         ==========

Earnings per share- basic                       $     0.15         $     0.28
Earnings per share- diluted                     $     0.14         $     0.26


See accompanying notes to consolidated financial statements.

                               AMB FINANCIAL CORP.
                                AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                                   (Unaudited)

                                                                                Accumulated                   Common
                                                    Additional                    Other                        Stock
                                        Common       Paid-in       Retained    Comprehensive    Treasury     Acquired
                                         Stock       Capital       Earnings       Income          Stock       by ESOP       Total
                                      -----------   ----------   -----------   -------------   ----------   ----------   ----------
Balance at December 31, 2004          $    16,862   11,227,535     9,458,798           5,185   (7,209,033)     (89,930)  13,409,417
                                      -----------   ----------   -----------   -------------   ----------   ----------   ----------

Comprehensive income:
  Net income                                                         143,685                                                143,685
  Other comprehensive income,
      net of  income taxes:
  Unrealized holding loss
      during the period                                                              (26,235)                               (26,235)
                                                                 -----------   -------------                             ----------
Total comprehensive income                                           143,685         (26,235)                               117,450

Repurchase of 11,618 treasury stock                                                             (166,187)                  (166,187)
Appreciation in fair value of shares
  charged to expense for ESOP plan                      36,000                                                               36,000
Dividends declared on
    common stock ($.06 per share)                                    (58,141)                                               (58,141)
                                      -----------   ----------   -----------   -------------   ----------   ----------   ----------

Balance at March 31, 2005             $    16,862   11,263,535     9,544,342         (21,050)  (7,375,220)     (89,930)  13,338,539
                                      ===========   ==========   ===========   =============   ==========   ==========   ==========



See accompanying notes to consolidated financial statements

                   AMB FINANCIAL CORP.
                     AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 Three Months Ending March 31,
                                                                 ----------------------------
                                                                     2005             2004
                                                                 -----------      -----------
                                                                 (unaudited)
Cash flows from operating activities:
  Net income                                                     $   143,685          265,168
   Adjustments to reconcile net income to net cash:
    Depreciation                                                      53,990           58,221
    Amoritization of premiums and accretion of discounts               3,867            6,780
     Federal Home Loan Bank stock divedend                           (18,800)         (21,200)
     Provision for loan losses                                       154,111           26,275
     Increase in deferred compensation                                19,149           19,163
     ESOP compensation                                                36,000           42,000
     Unrealized loss (gain) on trading securities                     26,158          (41,822)
     Loss from limited partnership                                    22,500           21,500
     Increase in cash surrender value of life insurance              (30,069)         (38,719)
     Gain from life insurance proceeds                                  --            (26,678)
     Increase in deferred income on loans                             31,900            1,494
    ( Increase) decrease in accrued interest receivable              (17,978)          10,837
     Increase  in accrued interest payable                            13,000           11,222
     Change in current and deferred income taxes                      40,367         (101,647)
     Other, net                                                    1,658,172          (30,667)
                                                                 -----------      -----------

Net cash provided by (for) operating activities                    2,136,052          201,927
                                                                 -----------      -----------

Cash flows from investing activities:
     Proceeds from maturity of investment securities                    --            700,000
     Purchase of investment securities                                (1,653)      (1,002,384)
     Proceeds from repayments of mortgage-backed
       securities                                                    112,040          192,790
     Purchase of loans                                            (3,001,064)      (1,966,810)
     Loan disbursements                                           (8,639,620)      (9,172,921)
     Loan repayments                                               8,487,719        7,428,781
     Proceeds from life insurance policy                                --            102,321
     Property and equipment expenditures, net                         (3,150)         (31,258)
                                                                 -----------      -----------

Net cash provided by (for) investing activities                   (3,045,728)      (3,749,481)
                                                                 -----------      -----------

Cash flows from financing activities:
     Net increase in deposits                                        382,717        3,962,381
     Repayment of borrowed money                                   2,000,000             --
     Repayment of notes payable                                         --             (1,182)
     (Decrease) increase in advance payments by borrowers
      for taxes and insurance                                       (854,976)         294,935
     Proceeds from exercise of stock options                            --                 46
     Repurchase of stock options                                        --           (108,215)
     Purchase of teasury stock                                      (166,187)            --
     Dividends paid on common stock                                  (58,141)         (55,777)
                                                                 -----------      -----------

Net cash provided by financing activities                          1,303,413        4,092,188
                                                                 -----------      -----------

Net change in cash and cash equivalents                              393,737          544,634

Cash and cash equivalents at beginning of period                   8,352,775        7,234,789
                                                                 -----------      -----------

Cash and cash equivalents at end of period                       $ 8,746,512        7,779,423
                                                                 ===========      ===========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
     Interest                                                    $   861,351          827,535
     Income taxes                                                       --            205,000
 Non-cash investing activities:
    Transfer of loans to real estate owned                              --             59,034

 See accompanying notes to consolidated financial statements.

                               AMB FINANCIAL CORP.
                                AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   STATEMENT OF INFORMATION FURNISHED

     The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and Article 10 of Regulation S-X, and in the opinion of management contains all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position as of March 31, 2005, the results of operations for the three months ended March 31, 2005 and 2004 and cash flows for the three months ended March 31, 2005 and 2004. These results have been determined on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The attached consolidated statements are those of AMB Financial Corp. (the "Holding Company") and its consolidated subsidiaries American Savings, FSB (the "Bank"), the Bank's wholly owned subsidiary NIFCO, Inc., and the wholly owned subsidiary of NIFCO, Inc., Ridge Management, Inc. The results of operations for the three-month period ended March 31, 2005 is not necessarily indicative of the results to be expected for the full year.

2.   EARNINGS PER SHARE

     Earnings per share for the three month periods ended March 31, 2005 and 2004 were determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding (see Exhibit 11 attached). Stock options are regarded as common stock equivalents and are considered in diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method. ESOP shares not committed to be released to participants are not considered outstanding for purposes of computing earnings per share amounts.

3.   INDUSTRY SEGMENTS

     The Company operates principally in the banking industry through its subsidiary bank. As such, substantially all of the Company's revenues, net income, identifiable assets and capital expenditures are related to banking operations.

IMPACT OF NEW ACCOUNTING STANDARDS

In March 2004, the FASB ratified the consensus reached by the Emerging Issues Task Force on Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-1"). EITF 03-1 provides guidance for determining when an investment is considered impaired, whether that impairment is other-than temporary, and measuring an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. Generally, an impairment is considered other-than-temporary unless: (a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the cost of the investment; and (b) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If impairment is determined to be other-than-temporary, then an impairment loss is recognized equal to the difference between the investment's cost and its fair value. The guidance also includes accounting considerations subsequent to recognition of an other-than-temporary impairment and requires disclosures about unrealized losses that have not been recognized as other-than-temporary impairments.

With the release of FASB Staff Position ("FSP") EITF Issue 03-1 on September 30, 2004, the FASB staff delayed the effective date of the other-than-temporary impairment evaluation of EITF 03-1 (which was initially to be applied prospectively to all current and future investments in interim and annual reporting periods beginning after June 15, 2004). FSP EITF 03-1 delays the effective date of the measurement and recognition guidance until certain implementation issues are addressed and a final FSP providing implementation guidance is issued. The amount of any other-than-temporary impairment that may need to be recognized in the future will be dependent on market conditions, the occurrence of certain events or changes in circumstances relative to an investee, the final guidance issued by the FASB, and the Company's intent and ability to hold the impaired investments at the time of the valuation.

In December 2004, the FASB issued Statement No. 123 (revised 2004), "Shared-Based Payment" ("SFAS No. 123R"). SFAS No. 123R is a revision of SFAS No. 123, "Accounting for Stock Based Compensation", supersedes APB 25 and amends FASB Statement No. 95, "Statement of Cash Flows," SFAS No. 123R establishes standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods or services, or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of the equity instruments. SFAS No. 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. The effective date of SFAS No. 123R is the beginning of the Company's next fiscal year, January 1, 2006. SFAS No. 123R permits companies to adopt the recognition requirements using either a "modified prospective" method or a "modified retrospective" method. Under the "modified prospective" method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all shared-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. Under the "modified retrospective" method, the requirements are the same as under the "modified prospective" method, but also permits entities to restate financial statement of previous periods based on pro forma disclosures made in accordance with SFAS No. 123.

The Company currently expects to adopt to SFAS No. 123R effective January 1, 2006. The Company currently uses the intrinsic value method as permitted by APB 25 to account for its share-based payments to employees, and as such, generally recognizes no compensation expense for employee stock options. Accordingly, adopting SFAS No. 123R will result in the Company recording compensation cost for employee stock options. Future levels of compensation cost recognized related to share-based compensation awards may be impacted by new awards and/or modification, repurchases and cancellations of existing awards before and after the adoption of this standard.

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


ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION


     This report in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere, contains, and other periodic reports and press releases of the Company may contain, certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1973, as amended, and Section 21E of the Securities Exchanged Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company are generally identifiable by the words "believe, intend, anticipate, estimate, project, plan", or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted. Factors which could have a material adverse effect on the operations and future prospects of the Company and the subsidiaries include, but are not limited to changes in interest rates, general national and local economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the Company's loan or investment portfolios, demand for loan products, deposit flows, cost and availability of borrowings, competition, demand for financial services in the Company's market area, real estate values in the Company's primary market area, the possible short-term dilutive effect of potential acquisitions, and tax and financial accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

FINANCIAL CONDITION

Total assets of the Company were $160.3 million at March 31, 2005, an increase of $3.2 million, or 2.0% from $157.1 million at December 31, 2004. The increase was primarily due to higher balances in loans receivable and cash and cash equivalents. These asset increases were funded in part by an increase in borrowed money.

Cash and short-term investments totaled a combined $8.75 million at March 31, 2005, an increase of $400,000, from the combined balance of $8.35 million at December 31, 2004. The Company intends, subject to market conditions, to redeploy excess liquidity in loan production or investment securities as the opportunities arise.

Investment securities, available for sale, decreased by $24,000 from December 31, 2004 to $2.58 million at March 31, 2005 due almost entirely to a decline in market valuations. Net unrealized losses in the available for sale portfolio have increased to $26,200 at March 31, 2005 from $3,600 gain at December 31, 2004.

Trading account securities decreased by $26,000 from December 31, 2004 to $489,000 at March 31, 2005. The decrease is attributable to a decline in unrealized appreciation in the portfolio. The trading account portfolio consists of holdings in community bank and thrift stocks.

Mortgage-backed securities, available for sale, decreased by $134,000 to $2.15 million at March 31, 2005. There were no new purchases of mortgage-backed securities over the most recent three-month period. Net unrealized losses in the available for sale mortgage-backed securities portfolio were $8,900 at March 31, 2005 compared to an unrealized gain of $12,300 at December 31, 2004.

Loans receivable increased $3.0 million, or 2.3%, to $132.3 million at March 31, 2005 from $129.3 million at December 31, 2004. The Bank originated loans of $8.6 million and purchased loans totaling $3.0 million, including $2.0 million in leases and $1.0 million in an out of state land development loan during the three months ended March 31, 2005, compared to $9.2 million of originations and $2.0 million of purchases during the prior year period. The originations in both periods were primarily one-to-four family loans. Offsetting originations and purchases were amortization and prepayments totaling $8.5 million and $7.4 million for the three months ended March 31, 2005 and 2004, respectively.

The allowance for loan losses totaled $870,000, an increase of $154,000 from the balance at December 31, 2004. The increase was primarily due to the establishment of $105,000 of additional reserves on three impaired loans. The Bank's allowance for loan losses to total loans outstanding was .65% at March 31, 2005 and .55% at December 31, 2004. Non-performing loans increased $342,000 to $1.95 million, or 1.46% of total loans receivable at March 31, 2005, compared to $1.61 million, or 1.24% of total loans receivable at December 31, 2004. The increase in non-performing loans during the current three-month period relates to several delinquent single-family residential loans, one of which, amounting to $106,000 at March 31, 2005, has since been brought current.

The ratio of allowance for loan losses to non-performing loans was 44.6% at March 31, 2005 compared to 44.5% at December 31, 2004.

Deposits increased $383,000 from December 31, 2004 to $116.0 million at March 31, 2005. The increase is due to an increase in certificates of deposit of $2.54 million, as the increase in short-term rates over the past nine months have caused depositors to seek higher yields. Offsetting this increase in deposits has been a reduction in core deposit accounts of $2.2 million. At March 31, 2005, the Bank's core deposits (passbook, checking and money market accounts) comprised $46.9 million, or 40.5% of deposits, compared to $49.1 million, or 42.5% of deposits at December 31, 2004.

Borrowed money, which consisted of FHLB of Indianapolis advances, increased by $2.0 million at March 31, 2005 to $20.95 million. There are currently $5.0 million of FHLB advances maturing over the next twelve-month period at a weighted average rate of 4.3%.

Total stockholder's equity of the Company decreased by $71,000 to $13.3 million, or 8.3% of total assets, at March 31, 2005, compared to $13.4 million, or 8.5% of total assets at December 31, 2004. The decrease was due to the Company's repurchase of common stock in the amount of $166,000, an unrealized holding loss on securities available for sale (net of tax) of $26,000 and cash dividends paid of $58,000. These decreases were offset by net income of $144,000 and the appreciation in fair value of shares charged to expense for the ESOP plan. The Company may, from time to time based on market conditions, continue modest repurchases of stock.


COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

GENERAL

Net income for the three months ended March 31, 2005 was $144,000, or $.14 per diluted share, compared to net income of $265,000, or $.26 per diluted share for the three months ended March 31, 2004. The decrease in earnings is primarily due to a higher loan loss provision as well as the reporting of an unrealized loss from the Company's trading portfolio compared to an unrealized gain reported in the prior year period.

NET INTEREST INCOME

Net interest income was $1.132 million for the current quarter, compared to $1.116 million for the quarter ended March 31, 2004, an increase of $15,000 or 1.4%. The Company's average interest-earning assets increased to $140.1 million for the three months ended March 31, 2005 compared to $131.9 million for the three months ended March 31, 2004. The Company's net interest margin decreased 16 basis points to 3.23% for the current three-month period, compared to 3.39% for the prior year quarterly period due to a faster decrease in earning asset yield compared to the cost of interest bearing liabilities in a rising interest rate environment. The yield on total interest earning assets declined 20 basis points and the cost of interest bearing liabilities decreased 3 basis points.

Interest income on loans receivable increased $49,000 due in part to a $9.2 million increase in the average balance of loans receivable to $129.7 million at March 31, 2005 compared to the prior year period, offset by a 29 basis point decline in the yield on loans receivable to 5.92% at March 31, 2005, as declining long-term rates over the last several years has led to high levels of prepayments. Newer loan originations added to the portfolio over this time generally have initial rates below the overall portfolio yield. Interest income on mortgage-backed securities decreased $10,000 to $26,000 for the current quarter, due to a $758,000 decrease in the average balance to $2.2 million at March 31, 2005 as well as a 9 basis point decrease in average yield to 4.74%, while interest income on investment securities increased by $4,000 to $22,000 due to a $500,000 increase in the average balance to $2.9 million. Interest income on interest-bearing deposits increased by $10,000 to $20,000 for the current quarter due to a 136 basis point increase in the average yield to 2.29% offset by an $863,000 decrease in the average balance to $3.4 million at March 31, 2005.

Interest expense on deposit accounts increased by $9,000 to $574,000 for the first quarter of 2005, as a result of a $4.3 million increase in the average balance of total deposits to $114.3 million at March 31, 2005 compared to the prior year period, offset by a 4 basis point decline in the average cost of deposits to 2.01% at March 31, 2005.

Interest expense on borrowings increased by $26,000 to $300,000, as a result of a $2.9 million increase in the average balance of borrowed funds to $24.0 million at March 31, 2005 compared to the prior year period, offset by a 19 basis point decrease in the average cost of borrowed funds to 4.99% at March 31, 2005.

PROVISION FOR LOAN LOSSES.

Based on management's assessment of the adequacy of the loan loss reserve, the Company recorded a provision for loan losses of $154,000 during the three-month period ended March 31, 2005 as compared to a $26,000 provision in the prior year period. There were no changes in estimation method or assumptions that impacted the provision for loan losses during the quarter. During the current quarter, the Company's management, based upon updated information, authorized the establishment of $105,000 of additional reserves against three non-accrual loans including two related purchased commercial business loans secured by medical equipment having a net book value at December 31, 2004 of $72,000 and one unsecured loan to an unrelated borrower having a net book value at December 31, 2004 of $33,000. At March 31, 2005, as a result of these reserves, the subject loans had no remaining net book value. These loans were charged off in April 2005.

Management believes that the total general loan loss allowance of $658,000 on total loans of $132.4 million at March 31, 2005 is adequate to cover probable accrued losses given the area economic conditions, the level of impaired and non-performing loans, and the composition of the loan portfolio. At March 31, 2005, the Company was aware of no regulatory directives that the Bank make additional provisions for losses on loans. Although the Bank believes it maintains its allowance for loan losses at a level that it considers adequate, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in the future.

NON-INTEREST INCOME

Non-interest income decreased to $271,000 in the current quarter, compared to $352,000 reported in last year's first quarter. The decrease in non-interest income was primarily attributable to a $68,000 decrease in income from trading account securities as the market price of the Company's portfolio of small thrift and community bank stocks declined primarily due to a general decline in financial institution stock prices during the quarter. In addition, the prior year period included a $27,000 gain from the excess proceeds on a life insurance policy due to the death of one of the Company's directors. Offsetting these decreases in non-interest income was a $12,000 increase in deposit related fees, primarily due to a new fee structure on NOW account overdrafts and higher ATM surcharge fees as well as an increase of $17,000 in service fee income related to the Company's accounts receivable, serviced by others, which experienced an increase in activity between the periods. In addition, the Company also reported a loss of $22,500 in the current quarter compared to a loss of $21,500 in the prior year's quarter, related to an investment in a low-income housing joint venture. As a result of this investment, the Company recorded an offsetting $35,000 in federal income tax credits during both periods, which resulted in the reduction of the Company's effective income tax rate.

NON-INTEREST EXPENSE.

Non-interest expense decreased by $9,000 to $1.06 million in the current quarter, compared to $1.07 million reported in last year's first quarter. The decrease resulted from a reduction in advertising costs of $25,000 as well as a decline in occupancy and equipment expenses of $15,000 due to reduced real estate tax and depreciation charges. These decreases were offset by increases in staffing costs of $5,000, primarily in increased benefit costs, increased data processing charges of $5,000 due to transaction volume and increased professional fees of $14,000 due to ongoing regulatory compliance efforts and increased federal examination fees.

INCOME TAXES.

For the three months ended March 31, 2005, income tax expense totaled $40,000, or an effective tax rate of 21.9% compared to $103,000, or an effective tax rate of 28.0% for the three months ended March 31, 2004. Both periods were positively impacted by the recognition of approximately $35,000 in low-income housing tax credits, which have a greater impact on the effective rate in a lower earnings period compared to a higher earnings period.

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

At March 31, 2005, the Bank was in compliance with all of its capital requirements as follows:

                                         March 31, 2005           December 31, 2004
                                    ------------------------   ------------------------
                                                  Percent of                 Percent of
                                       Amount       Assets        Amount       Assets
                                    ------------  ----------   ------------  ----------
Stockholders' equity of the Bank    $ 14,287,264      9.02%    $ 14,035,972      9.02%
                                    ------------   -------     ------------   -------

Tangible capital                      14,308,314      9.02%    $ 14,030,787      9.02%
Tangible capital requirement           2,379,000      1.50        2,334,000      1.50
                                    ------------   -------     ------------   -------
Exess                               $ 11,929,314      7.52%    $ 11,696,787      7.52%
                                    ============   =======     ============   =======

Core capital                          14,308,314      9.02%    $ 14,030,787      9.02%
Core capital requirement               4,758,000      3.00        4,667,000      3.00
                                    ------------   -------     ------------   -------
Excess                              $  9,550,314      6.02%    $ 9,363,787       6.02%
                                    ============   =======     ============   =======

Core and supplementary capital        14,950,864     15.33%    $ 14,623,766     15.44%
Risk-based capital requirement         7,801,000      8.00        7,580,000      8.00
                                    ------------   -------     ------------   -------
Exess                               $  7,149,864      7.33%    $  7,043,766      7.44%
                                    ============   =======     ============   =======

Total Bank assets                   $158,584,000                155,582,000
Adjusted total Bank assets           158,605,000                155,577,000
Total risk-weighted assets            97,518,000                $94,744,000

A reconciliation of consolidated stockholders' equity of the bank for financial reporting purposes to capital available to the Bank to meet regulatory capital requirements is as follows:

                                          March 31, 2005     December 31, 2004
                                          --------------     -----------------

Stockholders' equity of the Bank           $ 14,287,264        $ 14,035,972
Regulatory capital adjustment
  for available for sale securities              21,050              (5,185)
                                                               ------------

    Tangible and core capital              $ 14,308,314        $ 14,030,787
General loan loss reserves                      657,550             607,979
Direct equity investments                       (15,000)            (15,000)
                                           ------------        ------------

    Core and supplementary capital         $ 14,950,864        $ 14,623,766
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

                                                    March 31,      December 31,
                                                      2005             2004
                                                  -----------      -----------
                                                  (Dollars in      (Dollars in
                                                   thousands)       thousands)

Non- accruing loans:
     One to four family                                 875              474
     Multi- family                                      --               --
     Non- residential                                   700              765
     Land                                               140              140
     Commercial Business                                146              146
     Construction                                       --               --
     Consumer                                            90               84
                                                     ------           ------
Total                                                 1,951            1,609
                                                     ------           ------

Foreclosed assets:
     One to four family                                 --               --
     Multi-family                                       --               --
     Non-residential                                    --               --
     Construction                                       --               --
     Consumer                                           --               --
                                                     ------           ------
Total                                                     0                0
                                                     ------           ------

Other Assets:
     Accounts receivables serviced by bank              --               --
     Accounts receivables serviced by other             --               --
                                                     ------           ------
     Total                                                0                0

Total non- performing assets                          1,951            1,609
                                                     ======           ======

Total as a percentage of total assets                 1.22%            1.02%
                                                     ======           ======

Non-performing assets increased during the past three months, totaling $1.95 million or 1.22% of total assets at March 31, 2005 compared to $1.61 million or 1.02% of total assets at December 31, 2004. The increase in the most recent three-month period related to several delinquent single-family residential loans. One of these loans, amounting to $106,000 at March 31, 2005, has since been brought current.

For the three months period ended March 31, 2005, gross interest, which would have been recorded, had the non-accruing loans been current in accordance with their original terms amounted to $42,000.

In addition to the non-performing assets set forth in the table above, as of March 31, 2005, there were no loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

Management has considered the Company's non-performing and "of concern" assets in establishing its allowance for loan losses.


                         LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of funds are cash dividends paid by the Bank and liquidity generated by investments or borrowings. The Company's principal uses of funds are cash dividends to shareholders as well as investment security purchases and stock repurchases. During the three months ended March 31, 2005, the Company did repurchase 11,618 shares of its common stock.

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

During the three months ended March 31, 2005, the Bank originated and purchased loans totaling $11.6 million compared with $11.1 million during the same period a year ago. At March 31, 2005, the Bank had outstanding commitments to originate loans of $1.3 million and unused lines of credit issued to third parties totaling $6.1 million. At March 31, 2005, the Company believes it has sufficient cash to fund its outstanding commitments or will be able to obtain the necessary funds from outside sources to meet its cash requirements.

On March 31, 2005, the Company had $47.5 million of certificates of deposit maturing within one year. Based on historical experience, the Company expects most of their certificates of deposit to remain with the Company.



                               RECENT DEVELOPMENTS

In March 2005, the shareholders of Intrieve, Incorporated, the Bank's data processing provider, approved the sale and merger of Intrieve into Harland Financial Solutions, Inc., a wholly owned subsidiary of John H. Harland Company. This transaction closed in April 2005. As a shareholder of Intrieve, the Bank received $344,000 in cash on its $15,000 investment, resulting in a gain of $329,000, which will be recorded in the second quarter of 2005.

On April 27, 2005 the Company declared a cash dividend of $.07 per share, payable on May 25, 2005 to shareholders of record on May 11, 2005.






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

          None..

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


Date: April 27, 2005


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