Form 10QSB
period 2005-06-30
AMB FINANCIAL CORP
filed 2005-07-28
CIK 915393

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes ☒ No ☐

As of July 27, 2005 there were 1,686,169 shares of the Registrant’s common stock issued and 974,143 shares outstanding.

Transitional Small Business Disclosure Format (check one) : Yes ☐ No ☒

AMB FINANCIAL CORP.

FORM 10-QSB

TABLE OF CONTENTS

Part I.	FINANCIAL INFORMATION	Page

	Item 1. Financial Statements

	Consolidated Statements of Financial Condition at
	June 30, 2005 (Unaudited) and December 31, 2004	3

	Consolidated Statements of Earnings for the three
	and six months ended June 30, 2005 and 2004
	(unaudited)	4

	Consolidated Statements of Changes in
	Stockholders Equity, six months ended
	June 30, 2005 (unaudited)	5

	Consolidated Statements of Cash Flows for the
	six months ended June 30, 2005 and 2004
	(unaudited)	6

	Notes to Consolidated Financial Statements	7-8

	Item 2. Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	9-19

Part II.	OTHER INFORMATION	20-21

	Signatures Section 13 and 15d	22

	Index of Exhibits	23

	Earnings Per Share Analysis (Exhibit 11)	24

	Rule 13a-14 Certifications (Exhibits 31.1 and 31.2)	25-26

	Section 906 Certifications (Exhibits 32.1 and 32.2)	27-28

AMB FINANCIAL CORP.
AND SUBSIDIARIES

Consolidated Statements of Financial Condition

	June 30,	December 31,
	2005	2004
	unaudited
Assets

Cash and amounts due from depository institutions	3,832,197	3,928,798
Interest-bearing deposits	3,685,350	4,423,977
Total cash and cash equivalents	7,517,547	8,352,775
Investment securities, available for sale, at fair value	3,598,541	2,600,835
Trading securities	520,295	514,953
Mortgage backed securities, available for sale, at fair value	1,992,185	2,286,235
Loans receivable (net of allowance for loan losses:
$691,104 at June 30, 2005 and
$715,979at December 31, 2004)	134,369,230	129,342,486
Real Estate Owned	139,533	-
Investment in LTD Partnership	827,698	869,698
Stock in Federal Home Loan Bank of Indianapolis	1,802,600	1,765,200
Accrued interest receivable	671,608	632,612
Office properties and equipment- net	2,383,681	2,432,409
Bank owned life insurance	3,433,303	3,373,112
Prepaid expenses and other assets	4,397,435	4,923,360

Total assets	161,653,656	157,093,675

Liabilities and Stockholders' Equity

Liabilities

Deposits	116,008,671	115,658,741
Borrowed money	22,845,403	18,953,995
Guaranteed preferred beneficial interest in the
Company's subordinated debentures	5,000,000	5,000,000
Notes Payable	480,476	620,910
Advance payments by borrowers for taxes and insurance	810,552	1,309,515
Other liabilities	2,742,694	2,141,097
Total liabilities	147,887,796	143,684,258

Stockholders' Equity

Preferred stock, $.01 par value; authorized
100,000 shares; none outstanding	-	-
Common Stock, $.01 par value; authorized 1,900,000 shares;
1,686,169 shares issued and 974,143 shares outstanding
at June 30, 2005 and 985,761 shares outstanding at	16,862	16,862
December 31, 2004
Additional paid- in capital	11,298,785	11,227,535
Retained earnings, substantially restricted	9,915,975	9,458,798
Accumulated other comprehensive income, net of tax	(612)	5,185
Treasury stock, at cost (712,026 shares at June 30, 2005
and 700,408 shares at December 31, 2004)	(7,375,220)	(7,209,033)
Common stock acquired by Employee Stock Ownership Plan	(89,930)	(89,930)
Total stockholders' equity	13,765,860	13,409,417

Total liabilities and stockholders' equity	161,653,656	157,093,675

See accompanying notes to consolidated financial statements.

AMB FINANCIAL CORP.
AND SUBSIDIARIES

Consolidated Statement of Earnings

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
	unaudited	unaudited	unaudited	unaudited

Interest income
Loans	1,994,240	1,921,181	3,913,747	3,791,370
Mortgage-backed securities	24,301	31,706	50,626	68,022
Investment securities	28,407	23,900	50,138	42,023
Interest-bearing deposits	37,779	11,544	57,451	21,131
Dividends on FHLB stock	18,642	14,555	37,449	35,555
Total interest income	2,103,369	2,002,886	4,109,411	3,958,101

Interest expense
Deposits	643,098	549,568	1,217,260	1,114,201
Borrowings	343,213	289,095	643,402	563,219
Total interest expense	986,311	838,663	1,860,662	1,677,420

Net interest income	1,117,058	1,164,223	2,248,749	2,280,681
Provision for loan losses	33,553	62,504	187,664	88,779
Net interest income after
provision for loan losses	1,083,505	1,101,719	2,061,085	2,191,902

Non-interest income:
Loan fees and service charges	37,456	41,946	71,633	81,235
Deposit related fees	145,385	116,430	266,571	225,774
Other fee income	88,567	82,161	182,794	159,809
Rental Income	34,595	34,176	69,183	68,351
Gain on sale of trading securities	---	6,876	---	6,876
Unrealized gain (loss) on trading
securities	31,500	(71,566)	5,342	(29,744)
Loss from investment
in limited partnership	(19,500)	(21,000)	(42,000)	(42,500)
Gain from life insurance proceeds	---	---	---	26,678
Gain on sale of other assets	328,880	---	328,880	---
Increase in cash value of insurance	30,122	34,058	60,191	72,777
Other income	12,649	4,901	18,277	11,081
Total non-interest income	689,654	227,982	960,871	580,337

Non-interest expense:
Staffing costs	573,689	541,492	1,129,670	1,092,311
Advertising	45,845	35,078	70,991	85,231
Occupancy and equipment expense	93,443	105,554	199,508	226,085
Data processing	147,085	137,550	294,162	273,943
Professional fees	46,887	71,885	107,159	118,817
Federal deposit insurance premiums	4,225	4,288	8,407	8,677
Other operating expenses	190,733	163,636	356,755	328,436
Total non-interest expense	1,101,907	1,059,483	2,166,652	2,133,500

Net income before income taxes	671,252	270,218	855,304	638,739
Provision for federal and state
income taxes	232,600	78,167	272,967	181,520

Net income	438,652	192,051	582,337	457,219

Earnings per share- basic	$0.46	$0.20	$0.61	$0.49
Earnings per share- diluted	$0.43	$0.19	$0.57	$0.45

See accompanying notes to consolidated financial statements.

AMB FINANCIAL CORP AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholder's Equity
(Unaudited)

				Accumulated		Common
		Additional		Other		Stock
	Common	Paid-in	Retained	Comprehensive	Treasury	Acquired
	Stock	Capital	Earnings	Income	Stock	by ESOP	Total

Balance at December 31, 2004	$16,862	11,227,535	9,458,798	5,185	(7,209,033)	(89,930)	13,409,417

Comprehensive income:
Net income			582,337				582,337
Other comprehensive income,
net of income taxes:
Unrealized holding loss
during the period				(5,797)			(5,797)
Total comprehensive income			582,337	(5,797)			576,540

Purchase of treasury stock (11,618 shares)					(166,187)		(166,187)
Appreciation in fair value of shares charged
to expense for ESOP plan		71,250					71,250
Dividends declared on
common stock ($.13 per share)			(125,160)				(125,160)

Balance at June 30, 2005	$16,862	11,298,785	9,915,975	(612)	(7,375,220)	(89,930)	13,765,860

See accompanying notes to consolidated financial statements.

AMB FINANCIAL CORP.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2005	2004
	(unaudited)

Cash flows from operating activities:
Net income	$582,337	457,219
Adjustments to reconcile net income to net cash:
Depreciation	104,508	115,603
Amortization of premiums and accretion of discounts	8,082	13,149
Federal Home Loan Bank stock dividend	(37,400)	(40,200)
Provision for loan losses	187,664	88,779
Increase (decrease) in deferred compensation	37,737	(40,587)
ESOP compensation	71,250	90,000
Gain on sale of other assets	(328,880)	- -
Gain on sale of trading securities	- -	(6,876)
Unrealized loss (gain) on trading securities	(5,342)	29,744
Proceeds from sales of trading account securities	- -	17,845
Loss from limited partnership	42,000	42,500
Increase in cash surrender value of life insurance	(60,191)	(72,777)
Gain from life insurance proceeds	- -	(26,678)
Increase in deferred income on loans	45,237	6,566
(Increase) decrease in accrued interest receivable	(38,996)	20,549
Increase in accrued interest payable	18,060	11,991
Change in current and deferred income tax	272,967	(154,980)
Other, net	787,621	(1,281,462)

Net cash provided by operating activities	1,686,654	(729,615)

Cash flows from investing activities:
Proceeds from sale of Intrieve stock	343,880	- -
Proceeds fom maturity and early redemption of
investment securities	- -	1,200,000
Purchase of investment securities	(1,008,498)	(1,003,009)
Proceeds from repayments of mortgage-backed securities	287,100	431,227
Purchase of loans	(6,734,935)	(2,357,290)
Loan disbursements	(17,937,777)	(19,768,610)
Loan repayments	19,273,534	18,698,264
Proceeds from life insurance policy	- -	102,321
Property and equipment expenditures, net	(55,780)	(65,935)

Net cash provided for investing activities	(5,832,476)	(2,763,032)

Cash flows from financing activities:
Net increase in deposits	349,930	5,477,962
Proceeds from borrowed money	5,000,000	3,000,000
Repayment of borrowed money	(1,108,592)	(104,141)
Repayment of note payable	(140,434)	(144,716)
(Decrease) in advance payments by borrowers
for taxes and insurance	(498,963)	(150,637)
Proceeds from exercise of stock options	- -	52
Repurchase of stock options	- -	(108,215)
Purchase of treasury stock	(166,187)	- -
Dividend paid on common stock	(125,160)	(111,804)

Net cash provided by financing activities	3,310,594	7,858,501

Net change in cash and cash equivalents	(835,228)	4,365,854

Cash and cash equivalents at beginning of period	8,352,775	7,234,789

Cash and cash equivalents at end of period	$7,517,547	11,600,643

Cash paid during the period for:
Interest	$1,842,602	1,665,429
Income taxes	- -	336,500
Non-cash investing activities:
Transfer of loans to real estate owned	139,533	24,034

See accompanying notes to consolidated financial statements.

Item 1.  Financial Statements
AMB Financial Corp.
And Subsidiaries

Notes to Consolidated Financial Statements

1.	Statement of Information Furnished

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and Article 10 of Regulation S-X, and in the opinion of management contains all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position as of June 30, 2005, the results of operations for the three and six months ended June 30, 2005 and 2004 and cash flows for the six months ended June 30, 2005 and 2004. These results have been determined on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The attached consolidated statements are those of AMB Financial Corp. (the “Holding Company”) and its consolidated subsidiaries American Savings, FSB (the “Bank”), the Bank’s wholly owned subsidiary NIFCO, Inc., and the wholly owned subsidiary of NIFCO, Inc., Ridge Management, Inc. The results of operations for the three and six month period ended June 30, 2005 is not necessarily indicative of the results to be expected for the full year.

2.	Earnings Per Share

Earnings per share for the three and six month periods ended June 30, 2005 and 2004 were determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding (see Exhibit 11 attached). Stock options are regarded as common stock equivalents and are considered in diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method. ESOP shares not committed to be released to participants are not considered outstanding for purposes of computing earnings per share amounts.

3.	Industry Segments

The Company operates principally in the banking industry through its subsidiary bank. As such, substantially all of the Company’s revenues, net income, identifiable assets and capital expenditures are related to banking operations.

4.	Impact of New Accounting Standards

In March 2004, the FASB ratified the consensus reached by the Emerging Issues Task Force on Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”(“EITF 03-1”). EITF 03-1 provides guidance for determining when an investment is considered impaired, whether that impairment is other-than-temporary, and measuring an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. Generally, an impairment is considered other-than-temporary unless: (a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the cost of the investment; and (b) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If impairment is determined to be other-than-temporary, then an impairment loss is recognized equal to the difference between the investment’s cost and its fair value. The guidance also includes accounting considerations subsequent to recognition of an other-than-temporary impairment and requires disclosures about unrealized losses that have not been recognized as other-than-temporary impairments.

With the release of FASB Staff Position (“FSP”) EITF Issue 03-1 on September 30, 2004, the FASB staff delayed the effective date of the other-than-temporary impairment evaluation guidance of EITF 03-1 (which was initially to be applied prospectively to all current and future investments in interim and annual reporting periods beginning after June 15, 2004). FSP EITF 03-1 delays the effective date of the measurement and recognition guidance until certain implementation issues are addressed and a final FSP providing implementation guidance is issued. The amount of any other-than-temporary impairment that may need to be recognized in the future will be dependent on market conditions, the occurrence of certain events or changes in circumstances relative to an investee, the final guidance issued by the FASB, and the Company’s intent and ability to hold the impaired investments at the time of the valuation.

In December 2004, the FASB issued Statement No. 123 (revised 2004), “Shared-Based Payment” (“SFAS No. 123R”). SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation”, supersedes APB 25 and amends FASB Statement No. 95, “Statement of Cash Flows.” SFAS No. 123R establishes standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods or services, or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of the equity instruments. SFAS No. 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. The effective date of SFAS No. 123R is the beginning of the Company’s next fiscal year, January 1, 2006. SFAS No. 123R permits companies to adopt the recognition requirements using either a “modified prospective” method or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all shared-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statement of previous periods based on pro forma disclosures made in accordance with SFAS No. 123.

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

In June 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), which replaces APB Opinion No. 20 and FAS No. 3. SFAS No. 154 requires retrospective application to prior period financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20 had required accumulative effect of the changes to be included in net income of the period when the accounting change was made. SFAS No. 154 is effective in fiscal years beginning after December 15, 2005. The Company will adopt SFAS No. 154 effective January 1, 2006.

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

Cautionary Statement Regarding Forward-Looking Information

This report in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere, contains, and other periodic reports and press releases of the Company may contain, certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1973, as amended, and Section 21E of the Securities Exchanged Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company are generally identifiable by the words “believe, intend, anticipate, estimate, project, plan”, or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted. Factors which could have a material adverse effect on the operations and future prospects of the Company and the subsidiaries include, but are not limited to changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the Company’s loan, investment portfolios (including equity securities and purchased accounts receivables), demand for loan products, deposit flows, cost and availability of borrowings, competition, demand for financial services in the Company’s market area, real estate values in the Company’s primary market area, the success of the Company’s restructured loans, the possible short-term dilutive effect of potential acquisitions, and tax and financial accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

FINANCIAL CONDITION

June 30, 2005 compared to December 31, 2004

Total assets of the Company increased by $4.6 million to $161.7 million at June 30, 2005 from $157.1 million at December 31, 2004. The increase was primarily due to higher balances in loans receivable and, to a lesser extent, investment securities, available for sale. These asset increases were funded primarily by an increase in borrowed money.

Cash and short-term investments totaled a combined $7.5 million at June 30, 2005, a decline of $835,000, from the combined balance of $8.4 million at December 31, 2004. The Company intends, subject to market conditions, to redeploy excess liquidity in loan production or investment securities as the opportunities arise.

Investment securities, available for sale, increased by $998,000 to $3.6 million at June 30, 2005. The increase is due to the purchase of a $1.0 million government agency security. Net unrealized losses in the available for sale portfolio have increased to $8,400 at June 30, 2005 from $3,600 at December 31, 2004.

Trading account securities increased by $5,000 from December 31, 2004 to $520,000 at June 30, 2005. The increase is attributable to an increase in the market price of the Company’s portfolio of holdings in community bank and thrift stocks .

Mortgage-backed securities, available for sale, decreased by $294,000 to $2.0 million at June 30, 2005 primarily as a result of paydowns. There were no new purchases of mortgage-backed securities over the most recent six month period. Net unrealized gains in the available for sale portfolio declined to $7,400 at June 30, 2005 from $12,300 at December 31, 2004.

Loans receivable increased $5.1 million, or 3.9%, to $134.4 million at June 30, 2005 from $129.3 million at December 31, 2004. The Bank originated loans of $17.9 million and purchased loans totaling $6.7 million, including $2.0 million in leases, a $1.0 million out of state land development loan and the balance in local one-to-four family mortgage loans during the six months ended June 30, 2005, compared to $19.8 million of originations and $2.4 million of purchases during the prior year period. The originations in both periods were primarily one-to-four family real estate mortgage loans. Offsetting originations and purchases were amortization and prepayments totaling $19.3 million and $18.7 million for the six months ended June 30, 2005 and 2004, respectively.

The allowance for loan losses totaled $691,000, a decrease of $25,000 from the balance of $716,000 at December 31, 2004. During the current six month period, the Bank recorded $188,000 of loan loss provisions offset by charge-offs of $213,000, including $147,000 of purchased commercial business loans and a $66,000 unsecured loan. The Bank’s allowance for loan losses to total loans outstanding was .51% at June 30, 2005, and .55% at December 31, 2004. Non-performing loans increased $80,000 to $1.69 million, or 1.04% of total loans receivable at June 30, 2005, compared to $1.61 million, or 1.02% of total loans receivable at December 31, 2004. Included in non-performing assets at June 30, 2005 is $140,000 of real estate owned relating to two loans in which the Bank accepted a deed in lieu of foreclosure. The ratio of allowance for loan losses to non-performing loans was 44.6% at June 30, 2005 compared to 44.5% at December 31, 2004.

Deposits increased $350,000 from December 31, 2004 to $116.0 million at June 30, 2005. The increase is due to an increase in certificate of deposit accounts of $4.1 million. Offsetting this increase in deposits has been a reduction in core deposit accounts of $3.7 million, as the increase in short-term rates over the past twelve months have caused depositors to seek higher yields. At June 30, 2005, the Bank’s core deposits (passbook, checking and money market accounts) comprised $45.4 million, or 39.1% of deposits.

Borrowed money, which consisted of FHLB of Indianapolis advances, increased by $3.9 million at June 30, 2005 to $22.85 million. The increased borrowings were utilized to fund the current period loan originations. There are currently $6.0 million of FHLB advances maturing over the next twelve-month period at a weighted average rate of 4.22%.

Total stockholders’ equity of the Company increased by $356,000 to $13.8 million, or 8.5% of total assets, at June 30, 2005, compared to $13.4 million, or 8.5% of total assets at December 31, 2004. The increase was due to net income of $582,000 and the fair value of shares charged to expense for the ESOP plan of $71,000. These increases were offset by the Company’s repurchase of common stock in the amount of $166,000, an unrealized holding loss on securities available for sale (net of tax) of $6,000 and cash dividends paid of $125,000. The Company may, from time to time based on market conditions, continue modest repurchases of stock.

Comparison of the Results of Operations for the Three Months Ended June 30, 2005 and 2004

General

Net income for the three months ended June 30, 2005 was $438,000, or $.43 per diluted share, compared to net income of $192,000, or $.19 per diluted share for the three months ended June 30, 2004. The increase in earnings was primarily due to a gain on the sale of the Bank’s stock investment in its data processing provider and an increase in unrealized gains on the Company’s trading portfolio, offset in part by a decrease in net interest income and higher non-interest expense.

Net Interest Income

Net interest income was $1.117 million for the current quarter, compared to $1.165 million for the quarter ended June 30, 2004, a decrease of $48,000 or 4.1%. The decrease in net interest income was due to the increase in interest expense on certificate of deposit accounts and borrowed money, primarily the AMB Financial Statutory Trust preferred securities, which is an adjustable rate subordinated debt. The Company’s net interest margin decreased to 3.11% for the three months ended June 30, 2005 from 3.42% for the prior year period, and the net interest rate spread decreased to 3.07% for the three months ended June 30, 2005 from 3.42% for the prior year’s quarter.

The average yield on interest-earning assets declined three basis points to 5.85% for the three months ended June 30, 2005 from 5.88% for the three months ended June 30, 2004. This decrease was due primarily to a decrease in the yield on loans receivable, partially offset by an increase in the yield on interest-bearing deposits. The yield on loans receivable decreased to 6.08% for the second quarter of 2005 from 6.19% for the second quarter of 2004 primarily as a result of increased amortization of premium write-off on purchased loans. The yield on interest-bearing deposits increased to 2.83% for the second quarter of 2005 from .93% for the second quarter of 2004 as overnight rates have risen dramatically over the past twelve months.

The average cost of interest-bearing liabilities increased 32 basis points to 2.78% for the three months ended June 30, 2005 from 2.46% for the three months ended June 30, 2004. This increase was primarily due to an increase in the cost of deposits as well as an increase in the cost of the Company’s trust preferred securities. The cost of deposits increased 26 basis points to 2.21% for the second quarter of 2005 from 1.95% for the second quarter of 2004 largely due to higher rates on certificates of deposit driven by higher short-term interest rates and more aggressive deposit pricing as the Company strives to remain competitive for deposits in its market. The cost of the Company’s underlying subordinated debt of the trust preferred securities increased by 208 basis points due to the increase in short-term rates which are closely tied to the adjustable rate pricing.

Provision for Loan Losses.
Based on management’s assessment of the adequacy of the loan loss reserve, the Company recorded a provision for loan losses of $34,000 during the three-month period ended June 30, 2005 as compared to a $63,000 provision in the prior year period. Net charge-offs for the three months ended June 30, 2005 were $213,000 including $147,000 relating to non-performing purchased commercial business loans as well as a $66,000 unsecured loan. Net charge-offs for the prior year three month period amounted to $406,000, including $358,000 relating to a non-performing non-residential participation loan. At June 30, 2005, the Bank’s allowance for loan losses was $691,000, which equaled .51% of total net loans receivable, compared to $716,000, or .55% of total net loans receivable at December 31, 2004. At June 30, 2005, the Company was aware of no regulatory directives or suggestions that the Company make provisions for losses on loans.

Non-Interest Income

Non-interest income increased to $690,000 in the current quarter, compared to $228,000 reported in last year’s second quarter. The increase in non-interest income was primarily attributable to the sale and merger of the Bank’s data processing provider, Intrieve, Incorporated into Harland Financial Solutions, Inc., a wholly owned subsidiary of John H. Harland Company. As a shareholder of Intrieve, the Bank received $344,000 in cash on its $15,000 investment, resulting in a gain of $329,000. The Company also recorded a $97,000 increase in income from trading account securities as the market price of the Company’s portfolio of small thrift and community bank stocks rallied as the perceived outlook for financial institution stocks improved. Deposit related fees increased by $30,000 due to the establishment of a NOW account overdraft service program during the current quarter.

In addition, the Company also reported a loss of $19,500 in the current quarter compared to a loss of $21,000 in the prior year’s quarter, related to an investment in a low-income housing joint venture. As a result of this investment, the Company recorded an offsetting $35,000 in federal income tax credits during both periods which resulted in the reduction of the Company’s effective tax rate.

Non-Interest Expense.

Non-interest expense increased by $42,000 to $1.10 million in the current quarter, compared to $1.06 million reported in last year’s second quarter. The increase resulted primarily from increased staffing costs during the quarter of $32,000 due to increased compensation and benefit costs (primarily increased pension expense), increased advertising costs of $11,000 to promote the Company’s products and services, increased meeting and convention expenses of $9,000 and receivable charge-offs of $15,000 on receivables which originally resulted from the liquidation of a nursing home on which the bank held a lien position, offset by a reduction in occupancy and equipment expenses of $13,000 due in part to decreased depreciation charges and a decline in professional fees of $25,000.

Income Taxes.

For the three months ended June 30, 2005, income tax expense totaled $233,000, or an effective tax rate of 34.7% compared to $78,000, or an effective tax rate of 28.9% for the three months ended June 30, 2004. Both periods were positively impacted by the recognition of approximately $35,000 in low-income housing tax credits which have a greater impact on the effective rate in a lower earnings period compared to a higher earnings period.

Comparison of the Results of Operations for the Six Months Ended June 30, 2005 and 2004.

General

Net income for the six months ended June 30, 2005 was $582,000, or $.57 per diluted share, compared to net income of $457,000, or $.45 per diluted share for the six months ended June 30, 2004. The increase in earnings is primarily due to the aforementioned gain on the sale of the Bank’s stock investment in its data processing provider offset by lower net interest income, a higher loan loss provision and increased non-interest expense.

Net Interest Income

Net interest income was $2.25 million for the six months ended June 30, 2005, compared to $2.28 million for the six months ended June 30, 2004, a decrease of $32,000. The decrease was due to a reduction in the Company’s net interest margin and net interest rate spread from 3.17% and 3.14% for the six months ended June 30, 2005 compared to 3.40% and 3.40%, respectively, for the six months ended June 30, 2004.

The average yield on interest-earning assets declined 12 basis points to 5.79% for the six months ended June 30, 2005 from 5.91% for the six months ended June 30, 2004. As was the case with the three month comparison, the decrease was due primarily to a decrease in the yield on loans receivable, partially offset by an increase in the yield on interest-bearing deposits. The yield on loans receivable decreased to 6.00% for the six months ended June 30, 2005 from 6.20% for the prior year six month period primarily as a result of loans being added to the portfolio over the last 12 months having initial rates below the overall portfolio yield and to a lesser extent, the increased amortization of premium write-off on purchased loans. Mortgage rates appear to have stabilized at current levels as the yield on loans receivable has increased in the last two quarters. The yield on interest-bearing deposits increased to 2.62% for the six months ended June 30, 2005 from .91% for the six months ended June 30, 2004 as short-term interest rates have risen steadily since the second quarter of 2004.

The average cost of interest-bearing liabilities increased 14 basis points to 2.65% for the six months ended June 30, 2005 from 2.51% for the six months ended June 30, 2004. This increase was primarily due to an increase in the cost of deposits as well as an increase in the cost of the Company’s trust preferred securities. The cost of deposits increased 11 basis points to 2.11% for the six months of 2005 from 2.00% for the six months of 2004 largely due to higher rates on certificates of deposit and more aggressive deposit pricing as the Company competes for deposit growth in its market. The cost of the Company’s underlying subordinated debt of the trust preferred securities increased by 172 basis months as the interest rate index to which the debt is pegged increased between the periods.

Provision for Loan Losses.

Based on management’s assessment of the adequacy of the loan loss reserve, the Company recorded a provision for loan losses of $188,000 during the six month period ended June 30, 2005 as compared to an $89,000 provision in the prior year period. Net loan charge-offs were $213,000 and $403,000 for the six months ended June 30, 2005 and 2004, respectively. The increased provision in the current year relates to the establishment during the first quarter of 2005 of $105,000 of additional reserves against three non-accrual loans including two related purchased commercial business loans secured by medical equipment and one unsecured loan to an unrelated borrower. All three of these loans were charged-off in April 2005 and represent the total charge-offs in the current year.

Non-Interest Income

Non-interest income increased by $381,000 to $961,000 for the six months ended June 30, 2005, compared to $580,000 for the six months ended June 30, 2004. The increase was due to the gain on the sale of stock in the Bank’s data processing provider in the amount of $329,000, discussed above, as well as increased income of $29,000 from trading account securities and $54,000 in increased fees and service charges, primarily in NOW account overdraft fees. These increases were offset in part by a $27,000 gain from the excess proceeds on a life insurance policy due to the death of one of the Company’s directors, which occurred in the prior year’s period.

In addition, the Company also recorded a loss of $42,000 during the six months ended June 30, 2005 as compared to a loss of $42,500 recorded in the year ago period, related to an investment in a low-income housing joint venture. As a result of this investment, the Company recorded an offsetting $70,000 in federal income tax credits during both periods which resulted in the reduction of the Company’s effective income tax rate.

Non-Interest Expense.

Non-interest expense increased by $34,000 to $2.17 million at June 30, 2005 compared to $2.13 million for the six months ended June 30, 2004. This increase resulted primarily from increased staffing costs of $38,000, due to normal salary increases and higher pension expense, increased data processing fees of $20,000 due to increased transaction activity and the receivable charge-offs of $15,000, discussed above. Offsetting these increases was a decline in occupancy and equipment expense of $26,000 due to both reduced depreciation charges and real estate tax accruals and decreased professional fees of $12,000 discussed above.

Income Taxes.

For the six months ended June 30, 2005, income tax expense totaled $273,000, or an effective tax rate of 31.9% compared to $182,000, or an effective tax rate of 28.4% for the six months ended June 30, 2004. Both periods were positively impacted by the recognition of approximately $70,000 in low-income housing tax credits which have a greater impact on the effective tax rate in a lower earnings period compared to a higher earnings period.

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

Capital Requirement

At June 30, 2005, the Bank was in compliance with all of its capital requirements as follows:

	June 30, 2005		December 31, 2004
		Percent of		Percent of
	Amount	Assets	Amount	Assets
Stockholders' equity of the Bank	$14,838,460	9.31%	$14,035,972	9.02%

Tangible capital	14,839,072	9.31%	$14,030,787	9.02%
Tangible capital requirement	2,379,000	1.50	2,334,000	1.50
Exess	$12,460,072	7.81%	$11,696,787	7.52%

Core capital	14,839,072	9.31%	$14,030,787	9.02%
Core capital requirement	4,783,000	3.00	4,667,000	3.00
Excess	$10,056,072	6.31%	$9,363,787	6.02%

Core and supplementary capital	15,530,176	15.95%	$14,623,766	15.44%
Risk-based capital requirement	7,788,000	8.00	7,580,000	8.00
Exess	$7,742,176	7.95%	$7,043,766	7.44%

Total Bank assets	$159,442,000		$155,582,000
Adjusted total Bank assets	159,443,000		$155,577,000
Total risk-weighted assets	97,344,000		$94,744,000

A reconciliation of consolidated stockholders' equity of the bank for financial reporting purposes to capital available to the Bank to meet regulatory capital requirements is as follows:

	June 30, 2005	December 31, 2004

Stockholders' equity of the Bank	$14,838,460	$14,035,972
Regulatory capital adjustment
for available for sale securities	612	(5,185)

Tangible and core capital	$14,839,072	$14,030,787
General loan loss reserves	691,104	607,979
Direct equity investments	0	(15,000)

Core and supplementary capital	$15,530,176	$14,623,766

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

	June 30,	December 31,
	2005	2004
	(Dollars in thousands)	(Dollars in thousands)

Non- accruing loans:
One to four family	671	474
Multi- family	---	---
Non- residential	701	765
Land	142	140
Commercial Business	146	146
Construction	---	---
Consumer	35	84

Total	1951	1609

Foreclosed assets:
One to four family	140	---
Multi-family	---	---
Non-residential	---	---
Construction	---	---
Consumer	---	---

Total	140	0

Total non- performing assets	1,689	1,609

Total as a percentage of total assets	1.04%	1.02%

For the six months period ended June 30, 2005, gross interest, which would have been recorded, had the non-accruing loans been current in accordance with their original terms amounted to $57,000.

In addition to the non-performing assets set forth in the table above, as of June 30, 2005, there were no loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

Management has considered the Company’s non-performing and “of concern” assets in establishing its allowance for loan losses.

Liquidity and Capital Resources

The Company’s principal sources of funds are cash dividends paid by the Bank and liquidity generated by investments or borrowings. The Company’s principal uses of funds are cash dividends to shareholders, investment security purchases and stock repurchases. During the six months ended June 30, 2005, the Company repurchased 11,618 shares of its common stock.

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

During the six months ended June 30, 2005, the Bank originated and purchased loans totaling $24.7 million compared with $22.1 million during the same period a year ago. At June 30, 2005, the Bank had outstanding commitments to originate loans of $3.1 million and unused lines of credit issued to third parties totaling $6.5 million. At June 30, 2005 the Company believes it has sufficient cash to fund its outstanding commitments or will be able to obtain the necessary funds from outside sources to meet its cash requirements.

On June 30, 2005 the Company had $51.8 million of certificates of deposit maturing within one year. Based on historical experience, the Company expects most of their certificates of deposit to remain with the Company.

Recent Developments

On July 27 2005 the Company declared a cash dividend of $.07 per share, payable on August 24, 2005 to shareholders of record on August 10, 2005.

Item 3. Control and Procedures

The Company has adopted disclosure controls and procedures designed to facilitate the Company’s financial reporting. The disclosure controls currently consist of communications between the Chief Executive Officer, the Chief Financial Officer and each department head to identify any new transactions, events, trends or contingencies which may be material to the Company’s operations. In addition, the Company’s Chief Executive Officer, Chief Financial Officer, Audit Committee and independent accountants meet on a quarterly basis and discuss the Company’s material accounting policies. The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of these disclosure controls as of the end of the period covered by this report and found them to be adequate.

The Company maintains internal control over financial reporting. There have not been any significant changes in such internal control over financial reporting in the last quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART 11 - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

From time to time, the Bank is a party to legal proceedings in the ordinary course of business, wherein it enforces its security interest. The Company and the Bank are not engaged in any legal proceedings of a material nature at the present time.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

(a)	The Company held its Annual Meeting of Shareholders on April 27, 2005.
(b)	The names of each director elected at the Annual Meeting for three-year term
Are as follows:

	FOR	WITHHELD
John Pastrick	794,491	137,415
Robert E. Tolley	803,958	127,948

The names of the other directors whose term of office continued after the Annual Meeting, are as follows:

Ronald W. Borto
Donald L. Harle
Clement B. Knapp, Jr.
Peter Korellis
Michael Mellon

(c)	The approval of the Company’s 2005 Stock Option Plan was also voted upon.

	For	Against	Abstain Non-Vote	Number of Votes
Number of Votes	430,546	213,456	2,468	285,436

(d) Ratification of the appointment of Cobitz, VandenBerg & Fennessy as the Company’s independent auditors for the year ending December 31, 2005.

	For	Against	Abstain
Number of Votes	919,969	9,375	2,562
Percentage of Votes
Eligible to cast	93.86%	.96%	.26%
Actually cast	98.72%	1.00%	.28%

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

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

AMB FINANCIAL CORP. Registrant

Date: July 27, 2005	By:	/s/ Clement B. Knapp, Jr.
Clement B. Knapp, Jr.
President and Chief Executive Officer (Duly Authorized Representative)

By:	/s/ Daniel T. Poludniak
Daniel T. Poludniak
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibits No.

11	Statement re: Computation of Earnings Per Share

31.1	Rule 13a-14 Certification

31.2	Rule 13a-14 Certification

32.1	Section 906 Certification of CEO

32.2	Section 906 Certification of CFO