Form 10QSB
period 2005-09-30
AMB FINANCIAL CORP
filed 2005-10-27
CIK 915393

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

                                                         OR

☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

 Commission File Number 0-23182

AMB Financial Corp.
(Exact name of registrant as specified in its charter)

Delaware	35-1905382
(State or other jurisdiction of incorporation or organization)	I.R.S. Employer Identification Number

8230 Hohman Avenue, Munster, Indiana	46321-1578
(Address of Principle executive offices)	(Zip Code)

Registrant telephone number, include are code:   (219) 836-5870

Check whether the issuer (1) has filed all reports required to be filed by Section 130 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

As of October 26, 2005 there were 1,686,169 shares of the Registrant’s common stock issued and 974,143 shares outstanding.

Transitional Small Business Disclosure Format (check one) : Yes  ☒  No ☐

AMB FINANCIAL CORP.
FORM 10-QSB

TABLE OF CONTENTS

Part I.	FINANCIAL INFORMATION	Page

	Item 1. Financial Statements

	Consolidated Statements of Financial Condition at September 30, 2005 (Unaudited) and December 31, 2004	3

	Consolidated Statements of Earnings for the three and nine months ended September 30, 2005 and 2004 (unaudited)	4

	Consolidated Statements of Changes in Stockholders Equity, nine months ended September 30, 2005 (unaudited)	5

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and 2004 (unaudited)	6

	Notes to Consolidated Financial Statements	7-9

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-20

Part II.	OTHER INFORMATION	21

	Signatures Section 13 and 15d	22

	Index of Exhibits	23

	Earnings Per Share Analysis (Exhibit 11)	24

	Rule 13a-14 Certifications (Exhibits 31.1 and 31.2)	25-26

	Section 906 Certification (Exhibit 32.1 and 32.2)	27-28

AMB FINANCIAL CORP.
AND SUBSIDIARIES

Consolidated Statements of Financial Condition

	September 30,	December 31,
	2005	2004

Assets

Cash and amounts due from depository institutions	3,783,254	3,928,798
Interest-bearing deposits	5,951,952	4,423,977
Total cash and cash equivalents	9,735,206	8,352,775
Investment securities, available for sale, at fair value	3,182,937	2,600,835
Trading securities	521,347	514,953
Mortgage backed securities, available for sale, at fair value	1,821,959	2,286,235
Loans receivable (net of allowance for loan losses:
$719,328 at September 30, 2005 and
$715,979 at December 31, 2004)	135,917,991	129,342,486
Investment in LTD Partnership	811,198	869,698
Real Estate Owned	644,128	-
Stock in Federal Home Loan Bank of Indianapolis	1,802,600	1,765,200
Accrued interest receivable	665,074	632,612
Office properties and equipment- net	2,405,120	2,432,409
Bank owned life insurance	3,463,686	3,373,112
Prepaid expenses and other assets	5,069,209	4,923,360

Total assets	166,040,455	157,093,675

Liabilities and Stockholders' Equity

Liabilities

Deposits	122,157,560	115,658,741
Borrowed money	20,834,283	18,953,995
Guaranteed preferred beneficial interest in the
Company's subordinated debentures	5,000,000	5,000,000
Notes Payable	480,476	620,910
Advance payments by borrowers for taxes and insurance	961,673	1,309,515
Other liabilities	2,716,168	2,141,097
Total liabilities	152,150,160	143,684,258

Stockholders' Equity

Preferred stock, $.01 par value; authorized
100,000 shares; none outstanding	-	-
Common Stock, $.01 par value; authorized 1,900,000 shares;
1,686,169 shares issued and 974,143 shares outstanding
at September 30, 2005 and 985,761 shares outstanding at	16,862	16,862
December 31, 2004
Additional paid- in capital	11,331,785	11,227,535
Retained earnings, substantially restricted	10,023,026	9,458,798
Accumulated other comprehensive income, net of tax	(16,228)	5,185
Treasury stock, at cost (712,026 shares at September 30, 2005
and 700,408 shares at December 31, 2004)	(7,375,220)	(7,209,033)
Common stock acquired by Employee Stock Ownership Plan	(89,930)	(89,930)
Total stockholders' equity	13,890,295	13,409,417

Total liabilities and stockholders' equity	166,040,455	157,093,675

AMB FINANCIAL CORP.
AND SUBIDIARIES

Consolidated Statements of Earnings

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
	unaudited	unaudited	unaudited	unaudited

Interest income
Loans	2,075,694	1,868,297	5,989,441	5,659,667
Mortgage-backed securities	19,509	28,263	70,135	96,285
Investment securities	33,211	17,003	83,349	59,026
Interest-bearing deposits	48,905	18,138	106,356	39,269
Dividends on FHLB stock	22,576	19,277	60,025	54,832
Total interest income	2,199,895	1,950,978	6,309,306	5,909,079

Interest expense
Deposits	750,425	565,929	1,967,685	1,680,130
Borrowings	357,870	300,613	1,001,272	863,832
Total interest expense	1,108,295	866,542	2,968,957	2,543,962

Net interest income	1,091,600	1,084,436	3,340,349	3,365,117
Provision for loan losses	47,418	37,603	235,082	126,382
Net interest income after
provision for loan losses	1,044,182	1,046,833	3,105,267	3,238,735

Non-interest income:
Loan fees and service charges	47,227	56,084	118,860	137,319
Deposit related fees	164,722	123,099	431,293	348,873
Other fee income	93,306	66,226	276,100	225,558
Rental Income	34,610	34,288	103,793	102,639
Gain on sale of trading securities	-	-	-	6,876
Unrealized gain on trading
securities	1,052	38,425	6,394	8,681
Loss on sale of investment
securities available for sale	(69)	-	(69)	-
Loss from investment
in limited partnership	(16,500)	(15,000)	(58,500)	(57,500)
Gain on sale of REO	-	5,332	-	5,332
Gain from life insurance proceeds	-	-	-	26,678
Gain on sale of other assets	16,286	-	345,166	-
Increase in cash value of insurance	30,383	31,538	90,574	104,315
Other income	5,329	6,751	23,606	18,309
Total non-interest income	376,346	346,743	1,337,217	927,080

Non-interest expense:
Staffing costs	588,834	534,431	1,718,504	1,626,742
Advertising	61,793	25,630	132,784	110,861
Occupancy and equipment expense	107,798	94,313	307,306	320,398
Data processing	191,535	141,238	485,697	415,181
Professional fees	51,713	69,088	158,872	187,905
Federal deposit insurance premiums	3,971	4,324	12,378	13,001
Other operating expenses	181,872	186,429	538,627	514,865
Total non-interest expense	1,187,516	1,055,453	3,354,168	3,188,953

Net income before income taxes	233,012	338,123	1,088,316	976,862
Provision for federal and state
income taxes	58,942	107,652	331,909	289,172

Net income	174,070	230,471	756,407	687,690

Earnings per share- basic	$0.18	$0.24	$0.79	$0.73
Earnings per share- diluted	$0.17	$0.23	$0.74	$0.68

See accompanying notes to consolidated financial statements.

AMB FINANCIAL CORP.
AND SUBIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

				Accumulated		Common
		Additional		Other		Stock
	Common	Paid-in	Retained	Comprehensive	Treasury	Acquired
	Stock	Capital	Earnings	Income	Stock	by ESOP	Total

Balance at December 31, 2004	$16,862	11,227,535	9,458,798	5,185	(7,209,033)	(89,930)	13,409,417

Comprehensive income:
Net income			756,407				756,407
Other comprehensive income,
net of income taxes:
Unrealized holding loss
during the period				(21,413)			(21,413)
Total comprehensive income			756,407	(21,413)			734,994

Purchase of treasury stock (11,618 shares)					(166,187)		(166,187)
Appreciation in fair value of shares charged
to expense for ESOP plan		104,250					104,250
Dividends declared on
common stock ($.20 per share)			(192,179)				(192,179)

Balance at September 30, 2005	$16,862	11,331,785	10,023,026	(16,228)	(7,375,220)	(89,930)	13,890,295

See accompanying notes to consolidated financial statements.

AMB FINANCIAL CORP.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2005	2004
	(unaudited)

Cash flows from operating activities:
Net income	$756,407	687,690
Adjustments to reconcile net income to net cash:
Depreciation	154,724	173,179
Amortization of premiums and accretion of discounts	15,888	19,889
Federal Home Loan Bank stock dividend	(37,400)	(59,400)
Provision for loan losses	235,082	126,382
(Decrease) increase in deferred compensation	53,901	(22,611)
ESOP compensation	104,250	144,000
Gain on sale of investment securities	(345,166)	-
Gain on sale of trading account securities	-	(6,876)
Unrealized gain on trading account securities	(6,394)	(8,681)
Proceeds from sales of trading account securities	-	17,845
Loss from limited partnership	58,500	57,500
Gain) on sale of real estate owned	-	(5,332)
Increase in cash surrender value of life insurance	(90,574)	(104,315)
Gain from life insurance proceeds	-	(26,678)
Increase in deferred income on loans	58,333	22,242
Increase in accrued interest receivable	(32,462)	(21,648)
Decease (increase) in purchased receivables	272,694	(41,455)
Increase in accrued interest payable	19,695	12,878
Change in current and deferred income tax	331,909	(178,828)
Other, net	(254,621)	(448,526)

Net cash provided by operating activities	1,294,766	337,255

Cash flows from investing activities:

Proceeds from sale of Intrieve stock	360,166	-
Proceeds fom maturity and early redemption of
investment securities	400,000	1,950,000
Purchase of investment securities	(1,010,156)	(2,044,109)
Proceeds from repayments of mortgage-backed securities	438,369	643,551
Proceeds from sale of mortgage-backed securities	2,316	-
Purchase of loans	(8,125,978)	(7,434,505)
Loan disbursements	(31,046,861)	(26,389,444)
Loan repayments	31,664,779	27,613,293
Proceeds from sale of real estate owned	-	29,366
Proceeds from life insurance policy	-	102,321
Property and equipment expenditures	(127,435)	(80,784)

Net cash provided for investing activities	(7,444,800)	(5,610,311)

Cash flows from financing activities:
Net increase in deposits	6,498,819	4,894,785
Proceeds from borrowed money	5,000,000	5,000,000
Repayment of borrowed money	(3,119,712)	(2,114,536)
Repayment of note payable	(140,434)	(145,903)
(Decrease) increase in advance payments by borrowers
for taxes and insurance	(347,842)	249,009
Proceeds from exercise of stock options	-	35,874
Repurchase of stock options	-	(108,215)
Purchase of treasury stock	(166,187)	-
Dividend paid on common stock	(192,179)	(167,830)

Net cash provided (for) by financing activities	7,532,465	7,643,184

Net change in cash and cash equivalents	1,382,431	2,370,128

Cash and cash equivalents at beginning of period	8,352,775	7,234,789

Cash and cash equivalents at end of period	$9,735,206	9,604,917

Cash paid during the period for:
Interest	$2,949,262	2,531,084
Income taxes	-	468,000
Non-cash investing activities:
Transfer of loans to real estate owned	639,140	434,034

See notes to consolidated financial statements.

Item 1.  Financial Statements
AMB Financial Corp.
And Subsidiaries

Notes to Consolidated Financial Statements

Statement of Information Furnished

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and Article 10 of Regulation S-X, and in the opinion of management contains all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position as of September 30, 2005, the results of operations for the three and nine months ended September 30, 2005 and 2004 and cash flows for the nine months ended September 30, 2005 and 2004. These results have been determined on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The attached consolidated statements are those of AMB Financial Corp. (the “Holding Company”) and its consolidated subsidiaries American Savings, FSB (the “Bank”), the Bank’s wholly owned subsidiary NIFCO, Inc., and the wholly owned subsidiary of NIFCO, Inc., Ridge Management, Inc. The results of operations for the three and nine month period ended September 30, 2005 is not necessarily indicative of the results to be expected for the full year.

Earnings Per Share

Earnings per share for the three and nine month periods ended September 30, 2005 and 2004 were determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding (see Exhibit 11 attached). Stock options are regarded as common stock equivalents and are considered in diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method. ESOP shares not committed to be released to participants are not considered outstanding for purposes of computing earnings per share amounts.

Industry Segments

The Company operates principally in the banking industry through its subsidiary bank. As such, substantially all of the Company’s revenues, net income, identifiable assets and capital expenditures are related to banking operations.

Impact of New Accounting Standards

The following does not constitute a comprehensive summary of all material changes or developments affecting the manner in which the Company keeps its books and records and performs its financial accounting responsibilities. It is intended only as a summary of some of the recent pronouncements made by the Financial Accounting Standards Board (“FASB”), which are of particular interest to financial institutions.

Other-Than-Temporary Impairment

In March 2004, the FASB ratified the consensus reached by the Emerging Issues Task Force on Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”). EITF 03-1 provides guidance for determining when an investment is considered impaired, whether that impairment is other-than-temporary, and measuring an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. Generally, an impairment is considered other-than-temporary unless: (a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the cost of the investment; and (b) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If impairment is determined to be other-than-temporary, then an impairment loss is recognized equal to the difference between the investment’s cost and its fair value. The guidance also includes accounting considerations subsequent to recognition of an other-than-temporary impairment and requires disclosures about unrealized losses that have not been recognized as other-than-temporary impairments.

With the release of FASB Staff Position (“FSP”) EITF Issue 03-1 on September 30, 2004, the FASB staff delayed the effective date of the other-than-temporary impairment evaluation guidance to EITF 03-1 (which was initially to be applied prospectively to all current and future investments in interim and annual reporting periods beginning after June 15, 2004). FSP EITF 03-1 delays the effective date of the measurement and recognition guidance until certain implementation issues are addressed and a final FSP providing implementation guidance is issued. The amount of any other-than-temporary impairment that may need to be recognized in the future will be dependent on market conditions, the occurrence of certain events or changes in circumstances relative to an investee, the final guidance issued by the FASB, and the Company’s intent and ability to hold the impaired investments at the time of the valuation.

In June 2005, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment, but directed the staff to issue proposed FSP EITF 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1” as final. The final FSP (retitled FSP FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”) clarifies that impairment loss should be recognized no later than when the impairment is deemed other than temporary, even if a decision to sell has not been made. The statement will be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The Company does not expect this implementation to have a material affect on the results of the Company.

Stock-Based Compensation

In December 2004, the FASB issued Statement No. 123 (revised 2004), “Shared-Based Payment” (“SFAS No. 123R”). SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”, supersedes APB 25 and amends FASB Statement No. 95, “Statement of Cash Flows.” SFAS No. 123R establishes standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods or services, or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance on the equity instruments. SFAS No. 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. The effective date of SFAS No. 123R is the beginning of the Company’s next fiscal year that begins after December 15, 2005. SFAS No. 123R permits companies to adopt the recognition requirements using either a “modified prospective” method or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all shared-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statement of previous periods based on pro forma disclosures made in accordance with SFAS No. 123.

The Company currently expects to adopt SFAS No. 123R effective January 1, 2006. The Company currently uses the intrinsic value method as permitted by APB 25 to account for its share-based payments to employees, and as such, generally recognizes no compensation expense for employee stock options. Accordingly, adopting SFAS No. 123R will result in the Company recording compensation cost for employee stock options. Future levels of compensation cost recognized related to share-based compensation awards may be impacted by new awards and/or modification, repurchases and cancellations of existing awards before and after the adoption of this standard.

Accounting Changes and Error Corrections

In May 2005, the FASB issued Statements No. 154, “Accounting Changes and Error Corrections,” which provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. The reporting of a correction of an error by restating previously issued financial statements is also addressed by this Statement. This statement is effective on a prospective basis, for fiscal years beginning after December 15, 2005.

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

FINANCIAL CONDITION

Total assets of the Company were $166.0 million at September 30, 2005, an increase of $8.9 million, or 5.7% from $157.1 million at December 31,2004. The increase has been driven by an increase in loans receivable and, to a lesser extent, cash and cash equivalents. These asset increases were funded primarily by an increase in deposits and, to a lesser extent, borrowed money.

Cash and short-term investments totaled a combined $9.7 million at September 30, 2005, an increase of $1.3 million from the combined balance of $8.4 million at December 31, 2004. The Company intends, subject to market conditions to redeploy excess liquidity into loan production or investment securities as the opportunities arise.

Investment securities, available for sale, increased by $582,000 to $3.2 million at September 30, 2005. The increase is due to the purchase of a $1.0 million government agency security offset by the maturity of a $400,000 U.S. treasury security. Net unrealized losses in the available for sale investment securities portfolio increased to $21,500 at September 30, 2005 from $3,600 at December 31, 2004.

Trading account securities increased by $6,000 from December 31, 2004 to $521,000 at September 30, 2005. The increase is attributable to an increase in the market price of the Company’s portfolio of holdings in community bank and thrift stocks.

Mortgage-backed securities, available for sale, decreased by $464,000 to $1.8 million at September 30, 2005. There were no new purchases of mortgage-backed securities over the most recent nine-month period. Net unrealized losses in the available for sale mortgage-backed securities portfolio were $5,500 at September 30, 2005 compared to an unrealized gain of $12,300 at December 31, 2004.

Loans receivable increased $6.6 million, or 5.1%, to $135.9 million at September 30, 2005 from $129.3 million at December 31, 2004. The Bank originated loans of $31.0 million and purchased loans totaling $8.1 million, including $2.0 million in commercial leases on business equipment, $1.0 million in an out of state land development loan, $700,000 in recreational vehicle loans and the balance in local one-to-four family mortgage loans during the nine months ended September 30, 2005, compared to $26.4 million of originations and $7.4 million of purchases during the prior year period. Offsetting originations and purchases were amortization and prepayments totaling $31.7 million and $27.6 million for the nine months ended September 30, 2005 and 2004, respectively.

The allowance for loan losses totaled $719,000, an increase of $3,000 from the balance of $716,000 at December 31, 2004. During the current nine month period, the Bank recorded $235,000 of loan loss provisions offset by net charge-offs of $232,000, including $147,000 of purchased commercial business loans, a $66,000 unsecured loan, a $10,000 automobile loan and $9,000 of credit card loans. The Bank’s allowance for loan losses to non-performing loans and total loans outstanding was 49.07% and .53% at September 30, 2005 and 44.50% and .55% at December 31, 2004.

Non-performing loans were $1.47 million, or 1.07% of total loans receivable at September 30, 2005, compared to $1.61 million, or 1.24% of total loans at December 31, 2004, and $1.66 million, or 1.29% of total loans receivable at September 30, 2004. Non-performing assets were $2.17 million, or 1.31% of total assets at September 30, 2005, compared to $1.61 million, or .02% of total assets at December 31, 2004, and $2.11 million, or 1.37% of total assets at September 30, 2005. Included in non-performing assets at September 30, 2005 is $644,000 of real estate owned relating to several one to four family residential loans in which the Bank accepted a deed in lieu of foreclosure. All real estate owned properties are either currently listed for sale or in the process of rehabilitation with net realizable values anticipated to be in excess of carrying cost.

Deposits increased $6.5 million from December 31, 2004 to $122.2 million at September 30, 2005. The increase is primarily due to a successful deposit promotion during the most recent quarter that attracted certificate of deposit accounts. The rising rate environment along with heavy competition for deposits has led to higher rates and a change in mix toward higher costing certificates of deposit which have risen by $11.7 million during the nine months ended September 30, 2005. Offsetting this increase in certificate of deposit has been a reduction in non-certificate of deposit accounts of $5.2 million. At September 30, 2005, the Bank’s (passbook, checking and money market accounts) comprised $43.9 million, or 36.0% of deposits, compared to $49.1 million, or 42.5% of deposits at December 31, 2004.

Borrowed money, which consisted of FHLB of Indianapolis advances, increased by $1.88 million at September 30, 2005 to $20.83 million. The increased borrowings were utilized to fund the current period loan originations. There are currently $5.0 million of FHLB advances maturing over the next twelve-month period at a weighted average rate of 4.09%.

Total stockholders’ equity of the Company increased by $481,000 to $13.9 million, or 8.4% of total assets, at September 30, 2005, compared to $13.4 million, or 8.5% of total assets at December 31, 2004. The increase was due to net income of $756,000 and appreciation in the fair value of shares charged to expense for the ESOP plan of $104,000. These increases were offset by the Company’s repurchase of common stock in the amount of $166,000, an unrealized holding loss on securities available for sale (net of tax) of $21,000 and cash dividends paid of $192,000. The Company may, from time to time based on market conditions, continue modest repurchases of stock.

Comparison of the Results of Operations for the Three Months Ended September 30, 2005 and 2004

General - Net income for the three months ended September 30, 2005 was $174,000, or $.17 per diluted share, compared to net income of $230,000, or $.23 per diluted share for the three months ended September 30, 2004. The decrease in earnings was primarily due to higher non-interest expense, primarily advertising and data processing expense, and a decrease in unrealized gains on the Company’s trading portfolio, offset, in part, by increased fee income.

Net Interest Income - Net interest income was $1.091 million for the current quarter, compared to $1.084 million for the quarter ended September 30, 2004, an increase of $7,000. On a year-over-year basis, the net interest margin declined by 18 basis points to 2.96% at September 30, 2005 as higher short-term interest rates, competition for deposits and a changing deposit mix resulted in increased funding costs. The average cost of interest-bearing liabilities increased 50 basis points to 3.03% for the three months ended September 30, 2005 compared with 2.53% for the prior year’s period. The cost of deposits rose by 52 basis points to 2.52% in the current three month period compared to the same period a year ago, primarily due to higher rates on certificates of deposit driven by higher short-term interest rates and more aggressive deposit pricing in the Company’s markets. Higher interest rates also resulted in increased asset yields but these advances were not as significant as the increased cost of interest-bearing liabilities. The average yield on interest-earning assets increased 31 basis points to 5.96% for the three months ended September 30, 2005 from 5.65% for the three months ended September 30, 2004.

Average interest-earning assets grew $9.7 million, or 7.0%, to $147.7 million during the quarter ended September 30, 2005 compared to $138.0 million during the prior year’s quarter. The growth primarily reflects an $8.3 million increase in the average balance of loans receivable. In addition, the average balance of investment securities rose by $1.7 million to $3.9 million at September 30, 2005 compared to a year ago. Compared to the third quarter of 2004, the average balance of interest-bearing liabilities increased by $9.0 million to $146.3 million during the third quarter of 2005.

Provision for Loan Losses - Based on management’s assessment of the adequacy of the loan loss reserve, the Company recorded a provision for loan losses of $47,000 during the three month period ended September 30, 2005 as compared to a $37,000 provision in the prior year period. Net charge-offs for the three months ended September 30, 2005 were $19,000, including $10,000 relating to automobile loans and $9,000 in credit card loans. Net charge-offs for the prior three-month period amounted to $41,000. At September 30, 2005, the Bank’s allowance for loan losses was $719,000, or .53% of total loans receivable, compared to $716,000, or .55% of total loans receivable at December 31, 2004. At September 30, 2005, the Company was aware of no regulatory directives or suggestions that the Company make additional provisions for losses on loans.

Non-Interest Income - Non-interest income increased to $376,000 in the current quarter, compared to $276,000 reported in last year’s third quarter. The increase in non-interest income was primarily attributable to a $60,000 increase in service fee income, primarily deposit related fees, as well as an additional $16,000 gain from the previous sale of stock in the Bank’s data processing provider, which was reported in the second quarter of 2005. Deposit related fee income increased by $42,000, due to the recent initiation of a NOW account overdraft service program. Offsetting these increases to non-interest income was a $37,000 reduction in income from trading account securities as the market prices of the Company’s portfolio of small thrift and community banks decreased due primarily to a general decline in financial institution stock prices.

In addition, the Company also reported a loss of $16,500 in the current quarter compared to a loss of $15,000 in the prior year’s quarter, related to an investment in a low-income housing joint venture. As a result of this investment, the company recorded an offsetting $35,000 in federal income tax credits during both periods, which resulted in the reduction of the Company’s effective tax rate.

Non-Interest Expense - Non-interest expense increased by $132,000 to $1.19 million in the current quarter, compared to $1.06 million reported in last year’s third quarter. The increase resulted primarily from increased staffing costs during the quarter of $54,000 due to increased compensation and benefit costs (primarily new hires and increased pension expense), increased advertising costs of $36,000 to promote the Company’s products and services, and increased data processing costs of $50,000 due in part to the Company’s decision to convert all ATM and debit card operations from a third-party vendor to the Company’s data processing provider to effect a more efficient operation. Expenses incurred during the current quarter to convert these operations to the Company’s data processing provider amounted to approximately $37,000.

Income Taxes - For the three months ended September 30, 2005, income tax expense totaled $59,000, or an effective tax rate of 25.3% compared to $108,000, or an effective tax rate of 31.8% for the three months ended September 30, 2004. Both have a greater impact on the effective rate in a lower earnings period compared to a higher earnings period.

Comparison of the Results of Operations for the Nine Months Ended September 30, 2005 and 2004

General - Net income for the nine months ended September 30, 2005 was $756,000, or $.74 per diluted share, compared to net income of $688,000, or $.68 per diluted share for the nine months ended September 30, 2004. The increase in earnings is primarily due to the gain on the sale of the Bank’s stock investment in its data processing provider and higher fee income offset by a slightly lower net interest income, a higher loan loss provision and increased non-interest expense.

Net Interest Income - Net interest income was $3.34 million for the nine months ended September 30, 2005, compared to $3.36 million for the nine months ended September 30, 2004, a decrease of $25,000. The decrease was due to a reduction in the Company’s net interest margin and net interest rate spread which were 3.10% and 3.07% for the nine months ended September 30, 2005 compared to 3.31% and 3.30% for the nine months ended September 30, 2004. These decreases were partially offset by a 6.3% increase in average interest-earning assets.

The average yield on interest-earning assets increased 3 basis points to 5.85% for the nine months ended September 30, 2005 from 5.82% for the nine months ended September 30, 2004. The yield on loans receivable decreased to 6.06% for the nine months ended September 30, 2005 from 6.11% for the prior nine month period primarily as a result of loans being added to the portfolio over the last 12 months having initial rates below the overall portfolio yield. Mortgage rates appear to have stabilized at current levels and the yield on loans receivable has increased in the last two quarters. The yield on interest-bearing deposits increased to 2.92% for the nine months ended September 30, 2005 from 1.06% for the nine months ended September 30, 2004 as short-term interest rates have risen steadily since the second quarter of 2004.

The average cost of interest-bearing liabilities increased 26 basis points to 2.78% for the nine months ended September 30, 2005 from 2.52% for the nine months ended September 30, 2004. This increase was primarily due to an increase in the cost of deposits as well as an increase in the cost of the Company’s trust preferred securities. The cost of deposits increased 25 basis points to 2.25% for the nine months of 2005 from 2.00% for the nine months of 2004 largely due to higher rates on certificates of deposit and more aggressive deposit pricing as the Company competes for deposit growth in its market. The cost of the Company’s underlying subordinated debt of the trust preferred securities increased by 184 basis points as the interest rate to which the debt is pegged increased dramatically between the periods.

Average interest-earnings assets grew $8.5 million, or 6.3%, to $143.9 million during the first nine months of 2005 compared to the same period in 2004, with growth occurring in the balance of loans receivable and investment securities, which combined, increased $9.2 million, or 6.8%. The growth in average interest-earnings assets during the nine-month period was primarily funded by deposits, and to a lesser extent, with borrowed money. Compared to the first nine months of 2004, the average balance of interest-bearing deposits rose by $4.6 million, or 4.1%, to $116.6 million. The average balance of borrowed money also increased during this time period by $2.8 million to $20.7 million.

Provision for Loan Losses - Based on management’s assessment of the adequacy of the loan loss reserve, the Company recorded a provision for loan losses of $235,000 during the nine month period ended September 30, 2005 as compared to a $126,000 provision in the prior year period. Net loan charge-offs were $232,000 and $444,000 for the nine months ended September 30, 2005 and 2004, respectively. The increased provision in the current year relates to the establishment during the first quarter of 2005 of $105,000 of additional reserves against three non-accrual loans including two related purchased commercial business loans secured by medical equipment and one unsecured loan to an unrelated borrower. All three of these loans were charged-off in April 2005 and represent $213,000 of the current year charge-offs.

Non-Interest Income - Non-interest income increased by $410,000, to $1.34 million for the nine months ended September 30, 2005, compared to $927,000 for the nine months ended September 30, 2004. The increase was due to the gain on the sale and merger of the Bank’s data processing provider, Intrieve, Incorporated into Harland Financial Solutions, Inc., a wholly owned subsidiary of John H. Harland Company. As a shareholder of Intrieve, the Bank received $360,000 in cash on its $15,000 investment, resulting in a gain of $345,000. The company also recorded $114,000 in increased fees and service charges, primarily in NOW account overdraft fees, offset by reduced ATM fees due to the Company’s closing of two casino boat ATMs. These increases were offset in part by a $27,000 gain from the excess proceeds on a life insurance policy due to the death of one of the Company’s directors, which occurred in the prior year’s period.

In addition, the Company also recorded a loss of $58,500 during the nine months ended September 30, 2005 as compared to a loss of $57,500 recorded in the year ago period, related to an investment in a low-income housing joint venture. As a result of this investment, the Company recorded an offsetting $105,000 in federal income tax credits during both periods, which resulted in the reduction of the Company’s effective income tax rate.

Non-Interest Expense - Non-interest expense increased by $165,000 to $3.35 million at September 30, 2005 compared to $3.19 million for the nine months ended September 30, 2004. This increase resulted primarily from increased staffing costs of $92,000 due to several new hires, normal salary increases and higher pension expense, increased data processing fees of $70,000 due to both increased transaction activity and the Bank’s conversion of ATM and debit card operations discussed above and increased advertising expenses of $22,000 due to a more aggressive marketing campaign to attract and retain deposits. These increases were reduced by a decline in occupancy and equipment costs of $12,000 due to both reduced depreciation charges and real estate tax expense, offset by increases in utilities expense, and decreased professional fees of $29,000.

Income Taxes - For the nine months ended September 30, 2005, income tax expense totaled $332,000, or an effective tax rate of 30.5% compared to $289,000, or an effective tax rate of 29.6% for the nine months ended September 30, 2004. Both periods were possibly impacted by the recognition of approximately $105,000 in low-income housing tax credits which have a greater impact on the effective tax rate in a lower earnings period compared to a higher earnings period.

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

Capital Requirement

At September 30, 2004, the Bank was in compliance with all of its capital requirements as follows:

	September 30, 2005		December 31, 2004
		Percent of		Percent of
	Amount	Assets	Amount	Assets
Stockholders' equity of the Bank	$15,102,759	9.31%	$14,035,972	8.81%

Tangible capital	15,118,987	9.32%	$14,030,787	8.78%
Tangible capital requirement	2,434,000	1.50	2,334,000	1.50
Exess	$12,684,987	7.82%	$11,696,787	7.28%

Core capital	15,118,987	9.32%	$14,030,787	8.78%
Core capital requirement	4,868,000	3.00	4,667,000	3.00
Excess	$10,250,987	6.32%	$9,363,787	5.78%

Core and supplementary capital	15,838,315	16.01%	$14,623,766	15.23%
Risk-based capital requirement	7,916,000	8.00	7,580,000	8.00
Exess	$7,922,315	8.01%	$7,043,766	7.23%

Total Bank assets	$162,259,000		$155,582,000
Adjusted total Bank assets	162,275,000		$155,577,000
Total risk-weighted assets	98,948,000		$94,744,000

A reconciliation of consolidated stockholders' equity of the bank for financial reporting purposes to capital  available to the Bank to meet regulatory capital requirements is as follows:

	September 30, 2005	December 31, 2004

Stockholders' equity of the Bank	$15,102,759	$14,035,972
Regulatory capital adjustment
for available for sale securities	16,228	(5,185)

Tangible and core capital	$15,118,987	$14,030,787
General loan loss reserves	719,328	607,979
Direct equity investments	0	(15,000)

Core and supplementary capital	$15,838,315	$14,623,766

Non-Performing Assets

The following table sets forth the amounts and categories of non-performing assets in the Company’s portfolio. Loans are reviewed monthly and any loan whose collectivity is doubtful is placed on non-accrual status. Loans are placed on non-accrual status when principal and interest is 90 days or more past due, unless, in the judgment of management, the loan is well collateralized and in the process of collection. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectivity of the loan. Restructured loans include troubled debt restructuring (which involved forgiving a portion of principal and or interest on any loans or making loans at a rate materially less than the market).

	September 30,	December 31,
	2005	2004
	(Dollars in thousands)	(Dollars in thousands)

Non- accruing loans:
One to four family	563	474
Multi- family	---	---
Non- residential	705	765
Land	143	140
Commercial Business	---	146
Construction	---	---
Consumer	55	84

Total	1466	1609

Foreclosed assets:
One to four family	644	---

Total	644	0

Other Assets:
Accounts receivables serviced by bank	60	---
Accounts receivables serviced by other	---	---

Total	60	0

Total non- performing assets	2,170	1,609

Total as a percentage of total assets	1.31%	1.02%

For the nine months period ended September 30, 2005, gross interest, which would have been recorded, had the non-accruing loans been current in accordance with their original terms amounted to $77,000.

In addition to the non-performing assets set forth in the table above, as of September 30, 2005, there were no loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

Management has considered the Company’s non-performing and “of concern” assets in establishing its allowance for loan losses.

Liquidity and Capital Resources

The Company’s principal sources of funds are cash dividends paid by the Bank and liquidity generated by investments or borrowings. The Company’s principal uses of funds are cash dividends to shareholders as well as investment purchases and stock repurchases. During the nine months ended September 30, 2005, the Company repurchased 11,618 shares of its common stock.

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

During the nine months ended September 30, 2005, the Bank originated and purchased loans totaling $39.2 million compared with $33.8 million during the same period a year ago. At September 30, 2005, the Bank had outstanding commitments to originate loans of $3.6 million and unused lines of credit totaling $5.7 million. At September 30, 2005 the Company believes it has sufficient cash to fund its outstanding commitments or will be able to obtain the necessary funds from outside sources to meet its cash requirements.

On September 30, 2005, the Company had $61.2 million of certificates of deposit maturing within one year. Based on historical experience, the Company expects most of their certificates of deposit to remain with the Company.

Recent Developments

On October 26, 2005 the Company declared a cash dividend of $.07 per share, payable on November 25, 2005 to shareholders of record on November 10, 2005.

Item 3. Control and Procedures

The Company has adopted disclosure controls and procedures designed to facilitate the Company’s financial reporting. The disclosure controls currently consist of communications between the Chief Executive Officer, the Chief Financial Officer and each department head to identify any new transactions, events, trends or contingencies which may be material to the Company’s operations. The Company’s disclosure controls also include certain elements of the Company’s internal controls adopted in connection with applicable accounting and regulatory guidelines. Finally, the Company’s Chief Executive Officer, Chief Financial Officer, Audit Committee and independent accountants meet on a quarterly basis and discuss the Company’s material accounting policies. The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of these disclosure controls as of the end of the period covered by this report and found them to be adequate.

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

None

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

Date: October 27, 2005

By:	Clement B. Knapp, Jr.
President and Chief Executive Officer
(Duly Authorized Representative)

By:	Daniel T. Poludniak
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibits No.

Statement re: Computation of Earnings Per Share

Rule 13a-14 Certification

Rule 13a-14 Certification

Section 906 Certification for CEO

Section 906 Certification for CFO