Form 10KSB/A
period 2004-12-31
AMB FINANCIAL CORP
filed 2006-01-27
CIK 915393

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                AMENDMENT NO. 1
                                       to
                                  FORM 10-KSB

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

         As of December 31, 2005, there were issued and outstanding 984,648 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

 Parts II and IV of Form 10-KSB - Annual Report to Stockholders for the fiscal year ended December 31, 2004.

    Part III of Form 10-KSB - Proxy Statement for the 2004 Annual Meeting of
                                 Stockholders.

         Transitional Small Business Disclosure Format: Yes [ ]; No [X].

================================================================================

                                EXPLANATORY NOTE

This Amendment No. 1 to our Annual Report on Form 10-KSB amends our Annual Report for the fiscal year ended December 31, 2004 that was originally filed on March 31, 2005 and is being filed solely to include revisions to the report of our independent auditing firm contained in Exhibit 13 hereto. The report of our independent auditing firm has been revised to state that the audit was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and to include the signature of our independent auditing firm.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       AMB FINANCIAL CORPORATION



Date:    January 27, 2006            By:  /s/ Clement B. Knapp, Jr.
                                          --------------------------------------
                                            Clement B. Knapp, Jr., Chairman of
                                            the Board, President and Chief
                                            Executive Officer
                                            (DULY AUTHORIZED REPRESENTATIVE)


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

Date: January 27, 2006

By:  /s/ Scott Gyure
   ----------------------------------------------
     Scott Gyure, Vice-President
     and Chief Financial Officer
     (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

Date: January 27, 2006



By:   /s/ S. Donald L. Harle                   By:   /s/ Ronald W. Borto
      -----------------------------                  ---------------------------
      Donald L. Harle, Director                      Ronald W. Borto, Director



Date: January 27, 2006                         Date: January 27, 2006



By:   /s/ John G. Pastrick                     By:   /s/ Michael Mellon
      -----------------------------                  ---------------------------
      John G. Pastrick, Director                     Michael Mellon, Director



Date: January 27, 2006                         Date: January 27, 2006



By:   /s/ Robert E. Tolley
      -----------------------------
      Robert E. Tolley, Director



Date: January 27, 2006