Form 10KSB
period 2005-12-31
AMB FINANCIAL CORP
filed 2006-03-31
CIK 915393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______________________ to ________________________

Commission File Number 0-23182
AMB FINANCIAL CORP.
(Exact Name of Small Business Registrant as Specified in its Charter)

Delaware	35-1905382
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8230 Hohman Avenue, Munster, Indiana	46321-1578
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (219) 836-5870

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share
(Title of class)

Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES ☒ NO ☐.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark if the Registrant is a shell company. YES ☐ NO ☒

The Registrant had $10.3 million in gross income for the year ended December 31, 2005.

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and asked price of such stock as of February 1, 2005 was $8.8 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

As of March 24, 2006, there were issued and outstanding 995,186 shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Parts II and IV of Form 10-KSB - Annual Report to Stockholders for the fiscal year ended December 31, 2005.
Part III of Form 10-KSB - Proxy Statement for the 2005 Annual Meeting of Stockholders.

Transitional Small Business Disclosure Format: Yes ☐; No ☒.

FORWARD-LOOKING STATEMENTS

AMB Financial Corp. (“AMB Financial”), and its wholly-owned subsidiary, American Savings, FSB (“American Savings”), may from time to time make written or oral “forward-looking statements,” including statements contained in its filings with the Securities and Exchange Commission (the “SEC”). These forward-looking statements may be included in this Annual Report on Form 10-KSB and the exhibits attached to it, in AMB Financial’s reports to shareholders and in other communications, which are made in good faith by us pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements include statements about our beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties, and are subject to change based on various factors, some of which are beyond our control. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause our financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in the forward-looking statements:

•	the strength of the United States economy in general and the strength of the local economy and real estate market in which we conduct operations;
•	the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;
•	inflation, interest rate, market and monetary fluctuations;
•
the timely development of and acceptance of our new products and services and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors’ products and services;

•	the willingness of users to substitute our products and services for products and services of our competitors;
•	our success in gaining regulatory approval of our products and services, when required;
•	the impact of changes in financial services’ laws and regulations (including laws concerning taxes, banking, securities and insurance);
•	the impact of technological changes;
•	competition from other financial service providers in the Company’s market area;
•	changes in local real estate values;
•	the success of our new executives in managing our business operations;
•	the success, when applicable, of our loan restructuring and work out arrangements;
•	changes in consumer spending and saving habits; and
•	our success at managing the risks involved in the foregoing.

The list of important factors stated above is not exclusive. We do not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of AMB Financial or American Savings.

PART I

Item 1. Description of Business

AMB Financial was formed in 1993 by American Savings under the laws of Delaware for the purpose of becoming a savings and loan holding company. American Savings, headquartered in Munster, Indiana, was founded in 1957 as a federally chartered institution. In March 1996, American Savings converted to the stock form of organization through the sale and issuance of 1,686,169 (split adjusted) shares of its common stock to AMB Financial. The principal asset of AMB Financial is the outstanding stock of American Savings. AMB Financial presently has no separate operations and its business consists only of the business of American Savings. All references to AMB Financial, unless otherwise indicated, at or before March 29, 1996 refer to American Savings. References in this Form 10-KSB to “we”, “us” and “our” refer to AMB Financial and/or American Savings as the context requires.

We are a community-based financial institution that offers a variety of selected financial services to meet the needs of the community we serve. We attract deposits from the general public and use such deposits to originate and purchase one- to four-family residential mortgages and, to a lesser extent, non-residential real estate, multi-family real estate, consumer, commercial business, land and construction loans. We also invest in mortgage-backed securities, investment securities consisting primarily of U.S. government obligations and various types of short-term liquid assets. See “- Lending Activities” and “- Investment Activities.”

We serve the financial needs of families and local businesses in our primary market area, northwest Lake County, Indiana, through our main office located in Munster, Indiana and two branch offices located in the communities of Dyer and Hammond, Indiana. Our deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (the “FDIC”). At December 31, 2005, we had total assets of $170.5 million, deposits of $127.4 million and stockholders’ equity of $14.1 million or 8.30% of total assets.

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

	December 31,
	2005		2004		2003		2002		2001
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real Estate Loans:
One-to four-family	$92,809	64.02%	$87,607	66.65%	$78,948	64.43%	$81,827	69.64%	$82,584	71.87%
Multi-family	8,956	6.18	7,320	5.57	11,128	9.08	4,196	3.57	3,433	2.99
Non-residential	17,111	11.80	18,026	13.71	14,711	12.01	11,002	9.36	10,095	8.78
Construction	6,737	4.65	3,576	2.72	2,053	1.68	2,771	2.36	3,090	2.69
Land	6,891	4.75	5,197	3.96	4,544	3.71	5,015	4.27	1,352	1.18
Total real estate loans	132,504	91.40	121,726	92.61	111,384	90.91	104,811	89.20	100,554	87.51

Other Loans:
Consumer Loans:
Deposit account	91	0.06	160	0.12	180	0.15	183	0.15	123	0.11
Credit Card	421	0.29	365	0.28	408	0.33	443	0.38	448	0.39
Line of credit(1)	6,208	4.28	5,330	4.05	5,004	4.08	4,499	3.83	3,711	3.23
Other	2,286	1.58	1,414	1.08	1,389	1.13	1,026	0.87	1,122	0.97
Total consumer loans	9,006	6.21	7,269	5.53	6,981	5.69	6,151	5.23	5,404	4.70
Commercial business loans	3,465	2.39	2,444	1.86	4,158	3.40	6,546	5.57	8,951	7.79
Total loans receivable	144,975	100.00%	131,439	100.00%	122,523	100.00%	117,508	100.00%	114,909	100.00%

Less:
Loans in process	4,182		1,413		1,359		2,505		1,698
Net deferred yield adjustments	9		(32)		(78)		(153)		(68)
Allowance for losses	749		716		1,033		838		766
Total loans receivable, net	$140,335		$129,342		$120,209		$114,318		$112,513

(1) Substantially all of which are secured by residential real estate

The following table shows the composition of our loan portfolios by fixed- and adjustable-rate at the dates indicated.

	December 31,
	2005		2004		2003		2002		2001
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Fixed Rate Loans:
Real estate:
One-to four-family	$73,461	50.67%	$73,666	56.05%	$68,081	55.56%	$63,647	54.17%	$60,844	52.95%
Multi-family	8,374	5.78	5,752	4.38	6,454	5.27	2,718	2.31	1,877	1.63
Non-residential	13,652	9.42	15,203	11.56	11,520	9.40	8,396	7.14	8,215	7.15
Construction	—	—	2,016	1.53	1,576	1.29	1,247	1.06	1,048	0.91
Land	877	0.60	974	0.74	545	0.45	339	0.29	416	0.36
Total real estate loans	96,364	66.47	97,611	74.26	88,176	71.97	76,347	64.97	72,400	63.00
Consumer	2,313	1.59	1,939	1.48	1,941	1.58	1,630	1.39	1,693	1.47
Commercial business	2,739	1.89	1,469	1.12	2,436	1.99	4,313	3.67	5,784	5.03
Total fixed-rate loans	101,416	69.95	101,019	76.86	92,553	75.54	82,290	70.03	79,877	69.50

Adjustable Rate Loans:
Real estate:
One-to four-family	19,348	13.35	13,941	10.60	10,867	8.87	18,180	15.47	21,740	18.92
Multi-family	582	0.40	1,568	1.19	4,674	3.81	1,478	1.26	1,556	1.36
Non-residential	3,459	2.38	2,823	2.15	3,191	2.61	2,606	2.22	1,880	1.63
Construction	6,737	4.65	1,560	1.19	477	0.39	1,524	1.30	2,042	1.78
Land	6,014	4.15	4,223	3.22	3,999	3.26	4,676	3.98	936	0.82
Total real estate loans	36,140	24.93	24,115	18.35	23,208	18.94	28,464	24.23	28,154	24.51
Consumer	6,693	4.62	5,330	4.05	5,040	4.11	4,521	3.84	3,711	3.23
Commercial business	726	0.50	975	0.74	1,722	1.41	2,233	1.90	3,167	2.76
Total adjustable-rate loans	43,559	30.05	30,420	23.14	29,970	24.46	35,218	29.97	35,032	30.50

Total loans receivable	144,975	100.00%	131,439	100.00%	122,523	100.00%	117,508	100.00%	114,909	100.00%

Less:
Loans in process	4,182		1,413		1,359		2,505		1,698
Net deferred yield adjustments	9		(32)		(78)		(153)		(68)
Allowance for losses	749		716		1,033		838		766
Total loans receivable, net	$140,035		$129,342		$120,209		$114,318		$112,513

The following table illustrates the interest rate sensitivity of the loan portfolio at December 31, 2005. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract requires the final payment to be made. This is shown without regard to interest rate adjustments. The table does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Real Estate
	One-to Four Family		Non-residential and multi-family		Construction		Land
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Due During the Period Ending December 31,
2006	$4,294	6.82%	$4,699	6.99%	$6,737	7.54%	$4,324	8.02%
2007 to 2008	5,570	6.27	4,969	6.63	—	—	2,087	7.24
2009 to 2010	6,975	6.16	8,377	6.44	—	—	303	6.77
2011 to 2015	12,909	6.01	5,884	6.56	—	—	35	5.87
2016 and following	62,881	5.81	2,138	6.67	—	—	132	6.54
Total	$92,809	5.94%	$126,067	6.62%	$6,737	7.54%	$6,891	7.69%

	Consumer		Commercial Business		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Due During the Period Ending December 31,
2006	$7,122	8.36%	$505	8.13%	$27,681	7.63%
2007 to 2008	986	6.87	1,430	5.57	15,232	6.49
2009 to 2010	457	6.07	917	7.74	17,029	6.39
2011 to 2015	413	6.15	613	7.74	19,854	6.23
2016 and following	28	9.00	—	—	65,179	5.84
Total	$9,006	7.98%	$3,465	6.97%	$144,975	6.34%

As of December 31, 2005, the total amount of loans due after December 31, 2006 which had predetermined interest rates was $94.9 million. The total amount of loans due after such dates which have floating or adjustable interest rates is $22.4 million.

Under federal law, the aggregate amount of loans that we are permitted to make to any one borrower is generally limited to 15% of unimpaired capital and surplus (25% if the security for such loan has a “readily marketable” value or 30% for certain residential development loans). At December 31, 2005, our regulatory loan-to-one borrower limit was approximately $2.3 million. On the same date, we had no borrowers with outstanding balances in excess of this amount. As of December 31, 2005, the largest dollar amount of indebtedness to one borrower or group of related borrowers was a $1.4 million loan on a restaurant located in Northern Illinois. On the same date, this loan was performing in accordance with its terms.

All of our lending is subject to our written underwriting standards and to loan origination procedures. Decisions on loan applications are made on the basis of detailed applications and property valuations by qualified independent appraisers.

Loans generated by the Bank are approved by Bank officers dependent on their individual level of approval authority and based on the type of collateral securing the loan under consideration. Officers may join together to approve individual loans in excess of their individual authority. Loans greater than $1 million must be approved by the Board of Directors after review and preliminary approval by officers. The loan applications are designed primarily to determine the borrower’s ability to repay and the more significant items on the application are verified through use of credit reports, financial statements, tax returns and/or confirmations.

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

One- to Four-Family Residential Real Estate Lending. The cornerstone of our lending program is the origination of long-term permanent loans secured by mortgages on owner-occupied one- to four-family residences. At December 31, 2005, $92.8 million, or 64.02% of our loan portfolio consisted of permanent loans on one- to four-family residences. At that date, the average outstanding residential loan balance was $103,000 and the largest outstanding residential loan had a principal balance of $876,000. Virtually all of the residential loans we originate are secured by properties located in our market area. However, we have purchased a number of one-to-four family residential loans secured by properties located out of our market area in the last three years. See “- Originations, Sales and Purchases of Loans.”

We originate 15-30-year fixed rate loans secured by one- to four-family residential real estate as a result of continued consumer demand. We monitor the volume and rate of our fixed rate loans to ensure compliance with our asset/liability management policy. At December 31, 2005, we had, exclusive of balloon loans, $9.3 million of fixed-rate residential loans with less than 10 years to contractual maturity, $19.9 million of fixed-rate residential loans with remaining contractual maturities between 10 and 20 years and $26.8 million of fixed-rate residential loans with remaining contractual maturities in excess of 21 years in its portfolio. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management” in our Annual Report to Stockholders for the year ended December 31, 2005 attached hereto as Exhibit 13 (the “Annual Report”).

In addition, we originate (subject to consumer demand) and acquire adjustable rate mortgage and balloon loans to reduce our exposure to changes in interest rates. We retain and service all adjustable rate mortgages and balloon loans we originate. We make such loans at rates, terms and points determined in accordance with market and competitive factors. Our current one- to four-family residential adjustable rate mortgages are fully amortizing loans with contractual maturities of up to 30 years. The interest rates on the adjustable rate mortgages we originate are generally subject to adjustment at three-year intervals based on a margin over the Three Year Treasury Securities Constant Maturity Index. Decreases or increases in the interest rate of our adjustable rate mortgages are generally limited to 5% above or below the initial interest rate over the life of the loan. Our adjustable rate mortgages are not convertible into fixed-rate loans, do not contain prepayment penalties and do not produce negative amortization. Adjustable rate mortgage loans may be assumed by other lenders provided home buyers meet our underwriting standards and the applicable fees are paid. At December 31, 2005, the total balance of one- to four-family adjustable rate mortgages was $19.3 million.

Our balloon loans generally carry three to five year terms and 25 year amortization schedules. On December 31, 2005, we had $17.5 million of one -to-four family balloon loans.

We evaluate both the borrower’s ability to make principal, interest and escrow payments and the value of the property that will secure the loan. We originate residential mortgage loans with loan-to-value ratios up to 95%. On mortgage loans exceeding an 80% loan-to-value ratio at the time of origination, we will generally require private mortgage insurance in an amount intended to reduce our exposure to 80% or less of the appraised value of the underlying property.

As of December 31, 2005, we had 17 one- to four-family residential mortgage loans having an aggregate balance of $9.6 million with current balances in excess of $417,000, the 2005 Freddie Mac maximum. Our delinquency experience on our loans in excess of this maximum has been similar to our experience on other residential loans.

Our residential mortgage loans customarily include due-on-sale clauses giving us the right to declare the loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the property subject to the mortgage and the loan is not repaid.

Non-Residential and Multi-Family Real Estate Lending. We both originate and purchase permanent non-residential and multi-family real estate loans. We have increased these types of loans in recent years in accordance with our asset/liability management policy and favorable market conditions. Most of our originated non-residential and multi-family loans are located in our primary market area while our purchased loans are located throughout the United States. During fiscal 2005, we purchased $2.0 million of multi-family loans in our primary market area. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management” in the Annual Report. At December 31, 2005, we had $26.1 million in non-residential and multi-family real estate loans, representing 17.98% of the gross loan portfolio.

The multi-family loan portfolio includes loans secured by five or more unit residential buildings located primarily in our primary market area. Our non-residential real estate loan portfolio consists of loans on a variety of non-residential properties including restaurants, hotel/motels, retail facilities, and small office buildings.

We originate and purchase both adjustable-and fixed-rate non-residential and multi-family real estate loans. Rates on our adjustable-rate non-residential and multi-family real estate loans generally adjust in a manner consistent with our one- to four-family residential adjustable rate mortgages. Non-residential and multi-family real estate loans are generally underwritten in amounts of up to 80% of the appraised value of the underlying property and normally have terms up to 25 years.

Appraisals on properties securing non-residential and multi-family real estate loans originated by us are performed by a qualified independent appraiser at the time the loan is made. In addition, our underwriting procedures generally require verification of the borrower’s credit history, income and financial statements, banking relationships, accompanying analysis references and income/debt coverage projections for the property. Personal guarantees are generally obtained for non-residential and multi-family real estate loans.

The table below sets forth by type of security property the estimated number, loan amount and outstanding balance of our non-residential and multi-family real estate loans at December 31, 2005.

	Number of Loans	Original Loan Amount	Outstanding Principal Balance
	(Dollars in Thousands)

Multi-family	23	$9,664	$8,956
Office	6	2,408	2,140
Retail	8	4,650	4,136
Commercial building	14	3,775	3,022
Restaurants	9	3,567	3,299
Hotel	6	3,144	2,438
Other	10	2,296	2,076

Total	76	$29,504	$26,067

At December 31, 2005, our largest non-residential and largest multi-family real estate loans totaled $1.0 million and $1.4 million, and consisted of a loan on a 28 unit town home complex located in Northwest Indiana and a loan on a restaurant located in Northern Illinois, respectively. As of December 31, 2005, both these loans were performing in accordance with their terms.

Non-residential and multi-family real estate loans generally present a higher level of risk than loans secured by one- to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by non-residential and multi-family residential real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower’s ability to repay the loan may be impaired. At December 31, 2005, we had $707,000 of non-residential and multi-family loans which were 90 days or more delinquent.

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

We also make loans to builders and developers “on speculation” to finance the construction of residential property where an independent appraisal shows that a ready market exists for the property as completed. Such loans generally have adjustable interest rates based upon prime with terms from six months to one year. The proceeds of the loan are advanced during construction based upon the percentage of completion as determined by an inspection. The loan amount normally does not exceed 80% of projected completed value for homes that have been pre-sold to the ultimate occupant. For loans to builders for the construction of homes not pre-sold, which may carry a higher risk, the loan-to value ratio is generally limited to 75%. Whether we are willing to provide permanent takeout financing to the purchaser of the home is determined independently of the construction loan by a separate underwriting process. At December 31, 2005, we had construction loans with outstanding aggregate balances of $4.8 million secured by one- to four-family residential property built on speculation.

We also occasionally originate construction financing on non-residential and multi-family real estate. However, there were no loans of this type outstanding as of December 31, 2005. Additionally, we participate with other lenders in loans to developers and builders to finance multi-family housing and commercial property construction. At December 31, 2005, we were involved in no participation construction loans.

Construction lending generally affords us an opportunity to receive interest at rates higher than those obtainable from residential lending and to receive higher origination and other loan fees. In addition, such loans are generally made for relatively short terms. Nevertheless, construction lending to persons other than owner-occupants is generally considered to involve a higher level of credit risk than one- to four-family residential lending due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on construction projects, real estate developers and managers. In addition, the nature of these loans is such that they are more difficult to evaluate and monitor. Our risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value upon completion of the project and the estimated cost (including interest) of the project. If the estimate of value proves to be inaccurate, we may be confronted, at or prior to the maturity of the loan, with a project with a value which is insufficient to assure full repayment and/or the possibility of having to make substantial investments to complete and sell the project. Because defaults in repayment may not occur during the construction period, it may be difficult to identify problem loans at an early stage. When loan payments become due, the cash flow from the property may not be adequate to service the debt. In such cases, we may be required to modify the terms of the loan.

Land Lending. Land loans, which include vacant land and developed lots, are made to various builders and developers with whom we have pre-existing relationships. All of such loans are secured by land zoned for residential developments and located within our market area. Disbursements related to acquisition and development land loans are typically based on the construction cost estimate of an independent architect or engineer who inspects the project in connection with significant disbursement requests. At December 31, 2005, we had $6.9 million in loans secured by land, representing 4.75% of our entire gross loan portfolio.

On occasion, we participate with other lenders in loans to developers and builders to finance land acquisition and development. At December 31, 2005, we were involved in two out of state land development participation loans with an outstanding balance of $2.5 million (includes $781,000 in undisbursed loan proceeds).

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

As of December 31, 2005, we had one non-performing land loan. See “Delinquencies and Non-Performing Assets.”

Consumer Lending. We believe that offering consumer loan products helps to expand the customer base and to create stronger ties to the existing customer base. In addition, because consumer loans generally have shorter terms to maturity and carry higher rates of interest than do residential mortgage loans, they can be valuable asset/liability management tools. For these reasons, we have been increasing our originations of consumer loans. We currently originate substantially all of our consumer loans in our market area. At December 31, 2005, our consumer loans totaled $9.0 million representing 6.21% of the gross loan portfolio.

We offer a variety of secured consumer loans, including home equity lines of credit, home improvement loans, loans secured by savings deposits and automobile loans. Although we primarily originate consumer loans secured by real estate, deposits or other collateral, we also make unsecured personal loans.

Our home equity lines of credit are generally limited to $100,000. We use the same underwriting standards for home equity lines of credit as we use for one- to four-family residential mortgage loans. Home equity lines of credit are originated in amounts which, together with the amount of the first mortgage, generally do not exceed 80% of the appraised value of the property securing the loan. The interest rate for all home equity loans floats at a stated margin over the prime rate. At December 31, 2005, we had $6.2 million of home equity lines of credit and $5.1 million of additional funds committed, but undrawn, under such lines.

We also offer a Visa credit card program. At December 31, 2005, approximately 384 credit cards had been issued, with an aggregate outstanding loan balance of $421,000 and unused credit available of $1.4 million. We presently charge a fixed rate on interest on credit card loans and no annual membership fee.

The terms of other types of consumer loans vary according to the type of collateral, length of contract, and creditworthiness of the borrower. The underwriting standards employed for consumer loans include a determination of the applicant’s payment history on other debts and an assessment of the borrower’s ability to meet payments on the proposed loan along with his existing obligations. In addition to the creditworthiness of the applicant, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount. Unsecured personal loans are available to credit worthy borrowers for a variety of personal needs.

Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral for defaulted consumer loans may not provide adequate sources of repayment for the outstanding loan balances as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At December 31, 2005, $177,000, or approximately 1.97% of the consumer loan portfolio, was 60 days or more delinquent. There can be no assurance that delinquencies will not increase in the future.

Commercial Business Lending. In order to increase the yield and interest rate sensitivity of our loan portfolio and to satisfy the demand for financial services in our primary market area, we actively originate and purchase commercial business loans.

During the past five years, we have originated commercial business loans to businesses such as small retail operations, small manufacturing concerns and professional firms. Also included in commercial business loans as of December 31, 2005 were $2.4 million of purchased loans all of which were made to borrowers located outside of our market area. Our commercial business loans almost always include personal guarantees and are usually, but not always, are at least partially secured by business assets, such as accounts receivable, equipment, inventory and real estate. However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

Most of our commercial business loans have terms ranging from six months to five years and carry adjustable interest rates. The underwriting process for commercial business loans generally includes consideration of the borrower’s financial statements, tax returns, projections of future business operations and inspection of the subject collateral, if any.

Since 1995, we have purchased seasoned commercial leases covering various types of office/commercial/medical equipment. As of December 31, 2005, the outstanding balance on these leases was $1.2 million. In general, the leases are full-payout finance leases in which the lease payments effectively repay the lessor for the purchase price of the equipment, plus an acceptable yield. The selling institution continues to service the leases for us and provides limited recourse in the event of a default by the lessor. We have purchased these leases because they carry relatively high yields and have relatively short terms, consistent with our asset/liability management strategy.

The following table sets forth the Company’s commercial business loans as of December 31, 2005.

TYPE	AMOUNT	PERCENT OF PORTFOLIO
	(Dollars in Thousands)
Equipment leases	$2,102	60.66%
Timeshare leases	316	9.12
Accounts receivable	274	7.91
Other	$773	22.31

Total	$3,465	100.00%

Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are generally of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself (which, in turn, may be dependent upon the general economic environment). For these reasons, commercial real estate loans generally carry a higher degree of credit risk than the residential loans. At December 31, 2005, the Company had no non performing commercial business loans.

The Bank also invests in commercial accounts receivables which possess similar investment characteristics to commercial business loans. See “Accounts Receivable Investments.”

Originations, Purchases and Sales of Loans

We originate real estate and other loans through marketing efforts, our customer base, walk-in customers and referrals from real estate brokers and builders. In addition, we occasionally utilize the services of mortgage brokers. We do not pay commission to employees for loan organizations.

We regularly purchase loans from third parties to supplement loan production. In particular, we may purchase loans of a type which are not available or available with as favorable terms in our own market area. We generally use the same underwriting standards in evaluating loan purchases as we do in originating loans. We will continue to evaluate loan purchase opportunities as they arise and make purchases in the future depending on market conditions. At December 31, 2005, approximately $36.2 million of our loan portfolio was serviced by others and we did not service any loans for others.

Our ability to originate large dollar volumes of real estate loans may be substantially reduced or restricted in periods of rising interest rates, with a resultant decrease in related fee income and operating earnings.

The following table shows our loan origination, purchase, sale and repayment activities for the periods indicated.

	Year Ending December 31,
	2005	2004		2003
	(In Thousands)

Originations by type:
Adjustable rate:
Real estate - one-to four-family	$2,072	$1,397		$505
-multi family	—	—		395
-non-residential	568	400		735
-construction	5,021	2,096		727
-land	1,218	1,697		3,172
Non-real estate-consumer	9,073	7,229		6,200
-commercial business	980	1,121		245
Total adjustable-rate	18,932	13,940		11,979
Fixed rate:
Real estate - one-to four-family	17,697	12,458		19,988
-multi family	3,464	1,076		1,527
-non-residential	682	4,214		2,620
-construction	386	1,337		872
-land	369	524		328
Non-real estate-consumer	1,693	1,921		2,576
-commercial business	872	102		1,214
Total fixed-rate	25,163	21,632		29,125
Total loans originated	44,095	35,572		41,104

Purchases:
Real estate - one-to four-family	3,949	11,576	(1)	1,484

-multi family	1,987	—		6,232	(2)
-non-residential	—	1,763		1,282
-construction	1,118	—		750
-land	2,500
Non-real estate--commercial business	2,701	—		—
Total loans purchased	12,255	13,339		9,748
Total additions	56,350	48,911		50,852
Principal repayments	41,927	39,058		45,755
Net before other items	14,423	9,853		5,097
Increase (decrease) in other items, net	(3,730)	(720)		794
Net increase	$10,693	$9,133		$5,891

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

Loan Delinquencies. The following table sets forth loan delinquencies by type, by amount and by percentage of type at December 31, 2005.

	Loans Delinquent For:
	60-89 Days			90 Days and Over			Total Delinquent Loans
	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category
	(Dollars in Thousands)

Real Estate:
One- to four-family	4	$397	0.43%	8	$527	0.67%	12	$924	1.00%
Non-residential	—	—	—	2	707	4.13	2	707	4.13
Land	1	14	0.20	1	144	2.09	2	158	2.29
Consumer	4	81	0.90	13	96	1.07	17	177	1.97
Commercial business	3	63	1.81	—	—	—	3	63	1.81

Total	12	$555	0.38%	24	$1,474	1.02%	36	$2,029	1.40%

Classified Assets. Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the Office of Thrift Supervision (the “OTS”) to be of lesser quality, as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are placed on a “watch list” by our management.

When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances in an amount deemed prudent by management to cover probable accrued losses. General allowances represent loss allowances which have been established to cover probable accrued losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount. An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the regulatory authorities, who may order the establishment of additional general or specific loss allowances.

In connection with the filing of our periodic reports with the OTS and in accordance with our classification of assets policy, we regularly review the problem loans in our portfolio to determine whether any loans require classification in accordance with applicable regulations. On the basis of this review of our assets, at December 31, 2005, we had classified the following assets:

	One- to Four-Family	Non Residential	Land	Consumer	Real Estate Owned One- to Four-Family	Other Assets	Total
	(In Thousands)

Sub-Standard	$706	$1,467	$144	$96	$584	$48	$3,045
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$706	$1,467	$144	$96	$584	$48	$3,045

Our classified assets consist of the (i) non-performing loans and (ii) loans and other assets of concern discussed herein. As of the date hereof, these asset classifications are consistent with those of the OTS and the FDIC.

Non-Performing Assets. The following table sets forth the amounts and categories of non-performing assets in our loan portfolio. Loans are reviewed quarterly and any loan whose collectibility is doubtful is placed on non-accrual status. Loans are placed on non-accrual status when either principal or interest is 90 days or more past due, unless, in the judgment of management, the loan is well collateralized and in the process of collection. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. For all years presented, we have had no troubled debt restructurings (which involved forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates). Foreclosed assets include assets acquired in settlement of loans. Except as noted, the loans and foreclosed asset amounts shown are stated without giving effect to the specific reserves which have been established against such assets. See “- Loan Loss Reserve Analysis.”

	December 31,
	2005	2004	2003	2002	2001
	(Dollars in Thousands)

Non-accruing loans:
One- to four family	$527	$474	$544	$534	$743
Multi-family	—	—	—	—	—
Non-residential	707	765	546	475	463
Land	144	140	140	—	—
Consumer	96	84	105	62	49
Commercial business	—	146	246	—	—
Total	1,474	1,609	1,581	1,071	1,255

Foreclosed assets:
One- to four family	584	—	—	104	191
Multi-family	—	—	—	—	—
Non-residential	—	—	—	—	—
Construction	—	—	—	—	—
Consumer	—	—	—	—	—
Commercial business	—	—	—	—	—
Total	584	—	—	104	191

Other assets:
Escrow advances on non-performing loans	48	—	—	—	—
Total	48	—	—	—	—

Total non-performing assets	$2,106	$1,609	$1,581	$1,175	$1,446

Total as a percentage of total assets	1.24%	1.02%	1.08%	0.79%	1.02%

For the year ended December 31, 2005, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $97,000.

At December 31, 2005, there were no other loans or other assets that are not disclosed on the table or discussed above, where known information about the possible credit problems of borrowers caused us to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on our evaluation of probable losses in our loan portfolio and changes in the nature and volume of our loan activity. Such evaluation, which includes a review of all loans for which full collectibility may not be reasonably assured, considers among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan allowance. Although we believe we use the best information available to make such determinations, future adjustments to the allowance may be necessary, and net income could be significantly affected if circumstances differ substantially from the assumptions used in making the initial determinations. At December 31, 2005, we had an allowance for loan losses of $749,000.

The following table sets forth an analysis of the allowance for loan losses.

	December 31,
	2005	2004	2003	2002	2001
	(Dollars in Thousands)

Balance at beginning of period:	$716	$1,033	$838	$766	$701

Charge-offs:
One- to four-family	—	35	—	—	38
Multi-family	—	—	—	—	—
Non-residential	—	377	—	—	28
Construction	—	—	—	—	—
Consumer	36	38	18	32	29
Commercial business	213	91	5	372	—
Total charge offs	249	541	23	404	95

Recoveries:
One- to four family	—	—	—	—	—
Multi-family	—	—	—	—	—
Non-residential	—	—	—	—	—
Construction	—	—	—	—	—
Consumer	7	1	4	3	8
Commercial business	—	34	—	81	—
Total recoveries	7	35	4	84	8

Net charge-offs	(242)	(506)	(19)	(320)	(87)
Additions charged to operations	275	189	214	392	152
Balance at end of period	$749	$716	$1,033	$838	$766

Ratio of net charge-offs during the period to average loans outstanding during the period	0.18%	0.41%	0.02%	0.28%	0.08%

Ratio of net charge-offs during the period to average non-performing assets	12.70%	25.29%	1.34%	21.65%	7.87%

The distribution of the allowance for losses on loans at the dates indicated is summarized as follows:

	December 31,
	2005			2004			2003
	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)

One- to four-family	$198	$92,809	64.02%	$158	$87,607	66.65%	$160	$78,948	64.43%
Multi-family	27	8,956	6.18	22	7,320	5.57	33	11,128	9.08
Non-residential	267	17,111	11.80	195	18,026	13.71	429	14,711	12.01
Construction and land	123	13,628	9.40	89	8,773	6.68	75	6,597	5.39
Consumer	77	9,006	6.21	64	7,269	5.53	68	6,981	5.69
Commercial business	34	3,465	2.39	109	2,444	1.86	140	4,158	3.40
Unallocated	23	—	—	79	—	—	128	—	—
Total	$749	$144,975	100.00%	$716	$131,439	100.00%	$1,033	$122,523	100.00%

	December 31,
	2002			2001
	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)

One- to four-family	$161	$81,827	69.64%	$195	$82,584	71.87%
Multi-family	13	4,196	3.57	7	3,433	2.99
Non-residential	289	11,002	9.36	160	10,095	8.78
Construction and land	64	7,786	6.63	11	4,442	3.87
Consumer	59	6,151	5.23	54	5,404	4.70
Commercial business	66	6,546	5.57	114	8,951	7.79
Unallocated	186	—	—	225	—	—
Total	$838	$117,508	100.00%	$766	$114,909	100.00%

Accounts Receivable Investments

The Company purchases through brokers accounts receivable on both a direct and indirect basis. These accounts receivable are secured by, among other activities, trucking, health care, government contracts, commercial, cleaning, architectural services and manufacturing. The Company purchases both individual receivables and, to a lesser extent, interests in pools of receivables.

The purchased accounts receivable are classified as “other assets” by the Company. Like commercial business loans, these assets are subject to the risk that the debtor is unable to obtain payment on the receivables. The Bank underwrites these assets both on the ability of the debtor to pay on the receivables as well as on the ability of the seller to repurchase the receivables although, under the terms of the purchase agreements, the sellers are in many cases not obligated to do so. In some cases, the Bank has acquired credit insurance on a portion of the receivables. See “Note 10 of the Notes to Consolidated Financial Statements.”

At December 31, 2005 and 2004, the Company owned $2.8 million and $1.0 million, respectively, of accounts receivable and interests in pools of receivables. In addition, on December 31, 2005, the Company had $292,000 of loans classified by the Bank as non-residential loans which resulted from the restructuring of a loan originally secured by accounts receivable which restructuring included the Bank acquiring additional collateral in the form of liens on both-non-residential and residential real estate in addition to those same receivables.

Investment Activities

In support of our asset/liability management policy, most of our investments have historically consisted of U.S. Government and agency securities with maturities of five years or less, mortgage backed securities and short term assets. We also invest, to a limited degree, in municipal securities, mutual funds and equity securities of other financial companies. At December 31, 2005, we did not own any securities of a single issuer which exceeded 10% of our retained earnings, other than U.S. government or federal agency obligations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in the Annual Report.

Investment Securities. At December 31, 2005, investment securities totaled $5.3million, or 3.12% of total assets. Included in this amount is a $1.8 million investment in Federal Home Loan Bank (“FHLB”) stock which is required for membership in the FHLB of Indianapolis. It is our general policy to purchase securities which are U.S. Government securities or federal agency obligations or other issues that are rated investment grade or have credit enhancements. At December 31, 2005, the average term to maturity or repricing of the investment portfolio was 2.6 years.

The following table sets forth the composition of our investment securities at the dates indicated.

	December 31,
	2005		2004		2003
	Carry Value	% of Total	Carry Value	% of Total	Carry Value	% of Total
	(Dollars in Thousands)

Interest-bearing deposits	$4,376		$4,424		$3,660

Investment securities available for sale:
U.S. government securities	3,004	85.42%	2,419	77.63%	1,265	47.82%
Municipal obligations	—	—	—	—	—	—
Corporate debt securities	—	—	—	—	703	26.58
Government securities mutual fund	184	5.23	182	5.84	179	6.77

Total investments available for sale	3,188	90.65	2,601	83.47	2,147	81.17

Trading Securities:
Common stock of other financial institutions	329	9.35	515	16.53	498	18.83
Corporate debt securities	—	—	—	—	—	—

Total trading securities	329	9.35	515	16.53	498	18.83

Total investment securities	$3,517	100.00%	$3,116	100.00%	$2,645	100.00%

Average remaining life of debt investment Securities	2.6 years		2.7 years		2.2 years

Stock in FHLB of Indianapolis	$1,803		$1,765		$1,687

The composition and maturities of the investment securities portfolio, excluding FHLB stock, as of December 31, 2005 are indicated in the following table.

	Less Than 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total Investment Securities
	Carry Value	Carry Value	Carry Value	Carry Value	Carry Value	Fair Value
	(Dollars in Thousands)

U.S. government securities	$494	$1,998	$512	$—	$3,004	$3,004
Marketable equity securities:
Government securities mutual fund(1)	—	—	—	184	184	184
Common stock of other financial institutions(1)	—	—	—	329	329	329

Total	$494	$1,998	$512	$513	$3,517	$3,517

Weighted average yield	3.00%	4.90%	6.23%	2.74%	4.51%
_

(1) Marketable equity securities with no stated maturity are included in the “over 10 years” category.

Mortgage-Backed Securities. We purchase mortgage-backed securities from time to time to supplement residential loan production. The type of securities purchased is based upon our asset/liability management strategy and balance sheet objectives. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management” in our Annual Report to Shareholders. Our mortgage-backed securities are held in the available for sale portfolio in order to retain investment flexibility and accordingly are included in our financial statements at fair value.

All of our mortgage-backed securities at December 31, 2005, are backed by federal agencies or government corporations. Accordingly, we believe that the mortgage-backed securities are generally resistant to credit problems.

The following table sets forth the composition of our mortgage-backed securities at the dates indicated.

	December 31,
	2005		2004		2003
	Carry Value	% of Total	Carry Value	% of Total	Carry Value	% of Total
	(Dollars in Thousands)

Mortgage-backed securities available for sale:
Ginnie Mae	$54	3.25%	$92	4.02%	$174	5.51%
Fannie Mae	607	36.48	880	38.50	1,234	39.11
Freddie Mae	756	45.43	1,064	46.54	1,501	47.58
Collateralized mortgage obligation available for sale:
FNMA	$247	14.84	250	10.94	246	7.80

Total mortgage-backed securities	$1,664	100.00%	$2,286	100.00%	$3,155	100.00%

The following table shows mortgage-backed and related securities, purchase, sale and repayment activities for the periods indicated.

	Year Ended December 31,
	2005	2004	2003
	(Dollars in Thousands)

Purchases:
Adjustable-rate	$—	$—	$—
Fixed-rate	—	—	2,258
Total purchases	—	—	2,258

Sales and Repayments:
Total sales	2	—	—
Principal repayments	581	802	1,732
Total reductions	(583)	(802)	(1,732)
Increase (decrease) in other items, net	(39)	(67)	(14)
Net increase (decrease)	$(622)	$(869)	$512

The following table sets forth the contractual maturities of our mortgage-backed securities at December 31, 2005. These securities are anticipated to be repaid well in advance of their contractual maturities as a result of mortgage loan payments. The amounts set forth below represent principal balances only and do not include premiums, discounts and fair value adjustments.

	Due in				December 31, 2005 Balance Outstanding
	1 to 5 Years	5 to 10 Years	10 to 20 Years	Over 20 Years	Fixed	Adjustable
	(Dollars in Thousands)

Ginnie Mae	$—	$—	$—	$52	$52	$—
Fannie Mae	—	187	16	400	587	16
Freddie Mae	194	143	363	64	764	—
CMO	—	—	—	250	250	—
Total	$194	$330	$379	$766	$1,653	$16

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

The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition. The variety of deposits we offer have allowed us to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. Like all depository institutions, we have become more susceptible to short-term fluctuations in deposit flows as customers have become more interest rate conscious. We manage the pricing of our deposits in keeping with our asset/liability management, profitability and growth objectives. Based on our experience, we believe that passbook, demand and NOW accounts are a somewhat more stable sources of deposits than certificate deposits. However, our ability to attract and maintain all deposits, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.

The following table sets forth the savings flows during the periods indicated.

	Year Ending December 31,
	2005	2004	2003
	(In Thousands)

Opening balance	$115,658	$108,334	$109,331
Deposits	274,007	248,684	233,130
Withdrawals	(264,429)	(243,378)	(236,479)
Interest credited	2,199	2,018	2,352

Ending balance	$127,435	$115,658	$108,334

Net increase (decrease)	$11,777	$7,324	$(997)

Percent increase (decrease)	10.18%	6.76%	(0.91)%

The following table sets forth the dollar amount of savings deposits in the various types of deposit programs we offer as of the dates indicated.

	December 31,
	2005		2004		2003
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)

Transactions and Savings Deposits:
Commercial Demand (0.00%(1))	$2,718	2.13%	$3,270	2.83%	$1,853	1.71%
Passbook Accounts (1.25%(1))	19,515	15.32	21,604	18.68	19,850	18.32
NOW Accounts (0.75%(1))	10,158	7.97	9,351	8.08	8,581	7.92
Money Market Accounts (tiered)	12,959	10.17	14,880	12.87	14,107	13.02

Total Non-Certificates	45,350	35.59	49,105	42.46	44,391	40.97

Certificates:
0.76 - 2.00%	1,184	0.93	15,023	12.99	21,279	19.64
2.01 - 3.00%	21,224	16.65	37,430	32.36	23,108	21.33
3.01 - 4.00%	41,255	32.37	9,871	8.53	11,831	10.92
4.01 - 5.00%	18,422	14.46	3,934	3.40	6,842	6.32
5.01 - 6.00%	—	—	253	0.22	498	0.46
6.01 - 7.00%	—	—	42	0.04	385	0.36

Total Certificates	82,085	64.41	66,553	57.54	63,943	59.03
Total Deposits	$127,435	100.00%	$115,658	100.00%	$108,334	100.00%

(1) Rates in effect at December 31, 2005.

The following table shows rate and maturity information for our certificates of deposit as of December 31, 2005.

	0.76-2.00%	2.01-3.00%	3.01-4.00%	4.01-5.00%	5.01-7.00%	Total	Percent of Total
	(Dollars in Thousands)

Certificate account maturing in quarter ending:
March 31, 2006	$589	$8,285	$13,602	$70	$—	$22,546	27.46%
June 30, 2006	534	7,001	9,829	135	—	17,499	21.32
September 30, 2006	19	3,566	3,140	6,629	—	13,354	16.27
December 31, 2006	42	483	5,614	3,111	—	9,250	11.27
March 31, 2007	—	430	3,578	5,849	—	9,857	12.01
June 30, 2007	—	677	3,194	716	—	4,587	5.59
September 30, 2007	—	509	990	1,091	—	2,590	3.16
December 31, 2007	—	45	160	123	—	328	0.40
March 31, 2008	—	62	356	5	—	423	0.51
June 30, 2008	—	121	124	119	—	364	0.44
September 30, 2008	—	—	207	—	—	207	0.25
December 31, 2008	—	13	66	—	—	79	0.10
Thereafter	—	32	395	574	—	1,001	1.22

Total	$1,844	$21,224	$41,255	$18,422	$—	$82,805	100.00%

Percent of total	1.44%	25.86%	50.26%	22.44%	—%	100.00%

The following table indicates the amount of our certificates of deposit and other deposits by time remaining until maturity as of December 31, 2005.

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
	(Dollars in Thousands)

Certificates of deposit less than $100,000	$17,646	$12,803	$16,176	$15,167	$61,792

Certificates of deposit of $100,000 or more	4,900	4,696	6,428	4,269	20,293

Total certificates of deposit	$22,546	$17,499	$22,604	$19,436	$82,085

Borrowings. We may obtain advances from the Federal Home Loan Bank of Indianapolis upon the security of our capital stock in the Federal Home Loan Bank of Indianapolis and certain of our mortgage loans and mortgage-backed securities. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. At December 31, 2005, we had $20.8 million in Federal Home Loan Bank advances outstanding. From time to time during recent years we have utilized short-term borrowings, most of which had original maturities of 12 to 36 months, in order to fund loan demand. To the extent such borrowings are different than the average term to repricing of our deposits, they can change our interest rate risk profile. See “Management Discussion and Analysis - Asset/Liability Management” in the Annual Report.

The following table sets forth certain information as to our borrowings, all of which consisted of FHLB advances, during the period ending on the dates indicated.

	December 31,
	2005	2004	2003
	(Dollars in Thousands)

Average balance outstanding	$20,718	$18,128	$18,154
Maximum amount outstanding at any month-end during the period	22,845	19,130	19,297
Balance outstanding at end of period	20,769	18,954	16,130
Weighted average interest rate during the period	4.77%	4.96%	5.44%
Weighted average interest at end of period	4.67%	4.70	5.24

Subsidiaries

We have one wholly owned subsidiary service corporation, NIFCO, Inc., and one second tier subsidiary service corporation, Ridge Management, Inc. which is owned by NIFCO. Prior to the current year, NIFCO sold annuities and securities. As of December 31, 2003, the activities of NIFCO were effectively transferred to the Bank.

In the past, Ridge Management engaged in lending and investment activity, although it is currently essentially inactive. For the year ended December 31, 2005, Ridge Management had no activity.

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

Our general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of capital and surplus). At December 31, 2005, our lending limit under this restriction was approximately $2.3 million. At December 31, 2005, we had no loans in excess of our loans-to-one-borrower limit.

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

On February 15, 2006, federal legislation to reform federal deposit insurance was signed into law. This law requires, among other things, the merger of the Savings Association Insurance Fund and the Bank Insurance Fund into a unified insurance deposit fund, an increase in the amount of federal deposit insurance coverage from $100,000 to $130,000 (with a cost of living adjustment to become effective in five years), and the reserve ratio to be modified to provide for a range between 1.15% and 1.50% of estimated insured deposits. The law requires the FDIC to issue implementing regulations and the changes required by the law will not become effective until final regulations have been issued, which must be no later than 270 days from February 15, 2006.

The FDIC’s deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of core capital to risk-weighted assets of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy, pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC semi-annually. At December 31, 2005, American Savings met the criteria for a well-capitalized institution.

The current premium schedule for Bank Insurance Fund and Savings Association Insurance Fund insured institutions range from 0 to 27 basis points. However, Savings Association Insurance Fund insured institutions and Bank Insurance Fund insured institutions are required to pay a Financing Corporation assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. For the quarter ended December 31, 2005, this amount was equal to 1.34% for each $100 in domestic deposits for Savings Association Insurance Fund members and Bank Insurance Fund insured institutions. These assessments, which may be revised based upon the level of Bank Insurance Fund and Savings Association Insurance Fund deposits, will continue until the bonds mature in 2017 through 2019.

Regulatory Capital Requirements. Federally insured savings associations, such as American Savings, are required to maintain a minimum level of regulatory capital. The Office of Thrift Supervision has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations.

The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). At December 31, 2005, American Savings had tangible capital of $15.4 million, or 9.26% of adjusted total assets, which is approximately $12.9 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date. At December 31, 2005, American Savings did not have any intangible assets.

The capital standards also require core capital equal to at least 3% to 4% of adjusted total assets, depending on an institution’s supervisory rating. Core capital generally consists of tangible capital. At December 31, 2005, we had core capital equal to $15.4 million, or 9.26% of adjusted total assets, which is $10.4 million above the minimum leverage ratio requirement of 3% as in effect on that date.

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

On December 31, 2005, we had total risk-based capital of approximately $16.2 million, including $15.4 million in core capital and $750,000 in qualifying supplementary capital, and risk-weighted assets of $102.1 million, or total capital of 15.85% of risk-weighted assets. This amount was $8.0 million above the 8% requirement in effect on that date.

The Office of Thrift Supervision is authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis. The Office of Thrift Supervision and the FDIC are authorized and, under certain circumstances required, to take certain actions against savings associations that fail to meet their capital requirements. The Office of Thrift Supervision is generally required to take action to restrict the activities of an “undercapitalized association” (generally defined to be one with less than either a 4% core capital ratio, a 4% core risked-based capital ratio or an 8% risk-based capital ratio). Any such association must submit a capital restoration plan and until such plan is approved by the Office of Thrift Supervision may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The Office of Thrift Supervision is authorized to impose the additional restrictions that are applicable to significantly undercapitalized associations.

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

Qualified Thrift Lender Test. All savings institutions are required to meet a qualified thrift lender test to avoid certain restrictions on their operations. This test requires a savings institution to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings institutions may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, these assets primarily consist of residential housing related loans and investments. At December 31, 2005, American Savings met the test and has always met the test since its effectiveness. American Savings’ qualified thrift lender percentage was 79.23% at December 31, 2005.

Any savings institution that fails to meet the qualified thrift lender test must convert to a bank charter, unless it requalifies as a qualified thrift lender and remains a qualified thrift lender. If an institution does not requalify and converts to a national bank charter, it must remain Savings Association Insurance Fund-insured until the FDIC permits it to transfer to the Banking Insurance Fund. If an institution has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state. In addition, the institution is immediately ineligible to receive any new Federal Home Loan Bank borrowings and is subject to national bank limits for payment of dividends. If the institution has not requalified or converted to a national bank within three years after the failure, it must sell all investments and stop all activities not permissible for a national bank. In addition, it must repay promptly any outstanding Federal Home Loan Bank borrowings, which may result in prepayment penalties. If any institution that fails the qualified thrift lender test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See “- Holding Company Regulation.”

Community Reinvestment Act. Under the Community Reinvestment Act, every FDIC insured institution has a continuing and affirmative obligation, consistent with safe and sound banking practices, to help meet the credit needs of its entire community, including low- and moderate- income neighborhoods. The Community Reinvestment Act requires the Office of Thrift Supervision, in connection with its examination of American Savings, to assess the institution’s record of meeting the credit needs of our community and to take this record into account in our evaluation of certain applications, such as a merger or the establishment of a branch, by American Savings. An unsatisfactory rating may be used as the basis for the denial of an application by the Office of Thrift Supervision. American Savings was examined for Community Reinvestment Act compliance in May 2004 and received a rating of “satisfactory”.

Transactions with Affiliates. Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms as favorable to the association or subsidiary as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the association’s capital. Affiliates of American Savings include AMB Financial and any company which is under common control with American Savings. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. The Office of Thrift Supervision has the discretion to treat subsidiaries of savings associations as affiliates on a case by case basis.

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

Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain noninterest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At December 31, 2005, American Savings was in compliance with these reserve requirements.

Savings associations are authorized to borrow from the Federal Reserve Bank “discount window,” but Federal Reserve Board regulations require associations to exhaust other reasonable alternative sources of funds, including Federal Home Loan Bank borrowings, before borrowing from the Federal Reserve Bank.

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

As a member, American Savings is required to purchase and maintain a minimum amount of stock in the Federal Home Loan Bank of Indianapolis. At December 31, 2005, American Savings had $1.8 million in Federal Home Loan Bank stock, which was in compliance with this requirement. In past years, American Savings has received substantial dividends on our Federal Home Loan Bank stock. For the fiscal year ended December 31, 2005, dividends paid by the Federal Home Loan Bank of Indianapolis to American Savings totaled $79,000, which constituted a $4,000 increase from the amount of dividends received in fiscal 2004. Over the past five fiscal years these dividends have averaged 5.45% and were 4.31% for fiscal 2005.

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

In addition to the regular income tax, corporations, including savings institutions, generally are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation’s regular taxable income (with certain adjustments) and tax preference items, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the corporation’s regular income tax and net operating losses can offset no more than 90% of alternative minimum taxable income.

To the extent earnings appropriated to a savings institution’s bad debt reserves for “qualifying real property loans” and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the institution’s supplemental reserves for losses on loans, such excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of December 31, 2005, American Savings’ excess for tax purposes totaled approximately $1.9 million.

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

We attract all of our deposits through our branch offices, primarily from the communities in which those branch offices are located; therefore, competition for those deposits is principally from other savings institutions, commercial banks, securities firms, money market and mutual funds and credit unions located in the same communities. Our ability to attract and retain deposits depends on our ability to provide an investment opportunity that satisfies the requirements of investors. We compete for these deposits by offering a variety of deposit accounts at competitive rates, convenient business hours and a customer oriented staff. As of December 31, 2005, we estimate our market share of savings deposits in the Lake County, Indiana market area to be approximately 1.78%. The Company also experiences competition from online financial service providers.

Employees

At December 31, 2005, we had a total of 39 employees, including eight part-time employees. Our employees are not represented by any collective bargaining group. We consider employee relations to be good.

Item 2. Description of Property

We conduct business at its main office located in Munster, Indiana. The following table sets forth information relating to each of our properties as of December 31, 2005.

Location	Year Acquired	Owned Or Leased	Total Approximate Square Footage	Book Value at December 31, 2005
				(Dollars in Thousands)
Main Office:

8230 Hohman Avenue Munster, Indiana	1963	Owned	8,400	$71

Branch Offices:

1001 Main Street Dyer, Indiana	2000	Owned(1)	16,000	$1,749

4521 Hohman Avenue Hammond, Indiana	1983	Owned	1,600	$77

(1) Our branch office occupies 5,300 square feet of this building. The balance of the property is leased.

We believe that current facilities are adequate to meet our present and foreseeable needs, subject to possible future expansion.

We maintain an on-line data base with a service bureau servicing financial institutions. The net book value of the data processing and computer equipment utilized at December 31, 2005 was $37,000.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders, through the solicitation of proxies, during the quarter ended December 31, 2005.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Page 45 of the Annual Report to Shareholders attached as Exhibit 13 is herein incorporated by reference.

Item 6. Management’s Discussion and Analysis or Plan of Operation

Pages 5 through 17 of the Annual Report to Shareholders attached as Exhibit 13 are herein incorporated by reference.

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

Item 8A. Controls and Procedures.

The Company has adopted disclosure controls and procedures designed to facilitate the Company’s financial reporting. The disclosure controls currently consist of communications among the Chief Executive Officer, the Chief Financial Officer and each department head to identify any transactions, events, trends, risks or contingencies which may be material to the Company’s operations. The Company’s disclosure controls also contain certain elements of its internal controls adopted in connection with applicable accounting and regulatory guidelines. Finally, the Chief Executive Officer, Chief Financial Officer, the Audit Committee and the Company’s independent auditors also meet on a quarterly basis and discuss the Company’s material accounting policies. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of these interim disclosure controls as of the end of the period covered by this report and found them to be adequate.

The Company maintains internal control over financial reporting. There have not been any significant changes in such internal control over the financial reporting in the last quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8B. Other Information.

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Information concerning the directors, executive officers and Section 16(a) compliance is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders to be held in 2006, a copy of which will be filed not later than 120 days after the close of fiscal year.

Item 10. Executive Compensation

Information concerning executive compensation is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders to be held in 2006, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from our definitive proxy statement for the annual meeting of stockholders to be held in 2006, a copy of which will be filed not later than 120 days after the close of the fiscal year.

The following table sets forth information with respect to securities to be issued under AMB Financial’s compensation plans as of December 31, 2005.

		(a)		(b)		(c)
Plan Category		Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans [excluding securities reflected in column (a)]
Equity compensation plans approved by security holders:

1.	Recognition and Retention Plan	1.	N/A	1.	N/A	1.	2,528
2.	1996 Stock Option and Incentive Plan	2.	106,352	2.	$6.80	2.	—
3.	2005 Stock Option Plan	3.	43,120	3.	13.25	3.	20,074
Equity compensation plans not approved by security holders			N/A		N/A		N/A
Total			149,472		$8.66		22,602

Item 12. Certain Relationships and Related Transactions

Information concerning certain relationships and transactions is incorporated herein by reference from our definitive proxy statement for the annual meeting of stockholders to be held in 2006, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 13. Exhibits

Regulation S-B Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto

2	Plan of acquisition, reorganization, arrangement, liquidation or succession	None
3.1	Certificate of Incorporation	*
3.2	Bylaws	*
4	Instruments defining the rights of security holders, including indentures	*
9	Voting trust agreement	None
10	Material contracts:
10.1	1996 Stock Options and Incentive Plan	**
10.2	Recognition and Retention Plan	**
10.3	Employee Stock Ownership Plan	*
10.4	Employee Severance Compensation Plan	*
10.5	Employment Agreements	*
10.6	Second Executive Deferred Compensation Plan	***
10.7	Trust Agreement for the Compensation Agreement	***
10.8	2005 Stock Option Plan..	******
11	Statement re: computation of per share earnings	****
13	Annual report to security holders	13
14	Code of Ethics	*****
16	Letter on change in certifying accountant	None
18	Letter on change in accounting principles	None
21	Subsidiaries of registrant	21
22	Published report regarding matters submitted to vote	None
23	Consent of experts and counsel	23
24	Power of attorney	Not required
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1
31.2	Certification of Chief Financial Officer pursuant to Section 30 of the Sarbanes-Oxley Act of 2002	31.2
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.2
99	Additional Exhibits	None

*
Filed on December 29, 1995 as an exhibit to the Registrant’s Registration Statement No. 33-80991 on Form S-1. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.

**	Filed on September 12, 1996 under Schedule 14A as an appendix to the Registrant’s definitive proxy materials and incorporated herein by reference.
***	Filed on March 31, 1999 as an exhibit to the Registrant’s Annual Report on Form 10-KSB and incorporated herein by reference.
****	See Note A of the Notes to the Consolidated Financial Statements in the Annual Report attached hereto as Exhibit 13.
*****	Filed on March 30, 2004 as an exhibit to Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003 and incorporated here by reference.
******	Filed on May 6, 2005 under Schedule 14A as Appendix A to the Registrant’s definitive proxy materials and incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information concerning principal accountant fees and services is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in April, 2006, a copy of which will be filed not later than 120 days after the close of the fiscal year.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMB FINANCIAL CORPORATION

Date: March 31, 2006	By:	/s/ Clement B. Knapp, Jr.
Clement B. Knapp, Jr., Chairman of the Board, President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Clement B. Knapp, Jr.	By:	/s/ Scott Gyure
	Clement B. Knapp, Jr., Chairman of the Board, President and Chief Executive Officer (Principal Executive and Operating Officer)		Scott Gyure, Vice-President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 31, 2006		Date: March 31, 2006

By:	/s/ Donald L. Harle	By:	/s/ Ronald W. Borto
	Donald L. Harle, Director		Ronald W. Borto, Director

Date: March 31, 2006		Date: March 31, 2006

By:	/s/ John G. Pastrick	By:	/s/ Michael Mellon
	John G. Pastrick, Director		Michael Mellon, Director

Date: March 31, 2006		Date: March 31, 2006

By:	/s/ Robert E. Tolley
Robert E. Tolley, Director

Date: March 31, 2006

Index to Exhibits

Exhibit No.	Document
13	Annual Report

21	Subsidiaries of the Registrant

23	Consent of Cobitz, VandenBerg & Fennessy

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002