Form 10QSB
period 2006-03-31
AMB FINANCIAL CORP
filed 2006-05-03
CIK 915393

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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
Yes ☒  No ☐

As of May 3, 2006 there were 1,686,169 shares of the Registrant’s common stock issued and 995,186 shares outstanding.

Transitional Small Business Disclosure Format (check one) : Yes ☐  No ☒

AMB FINANCIAL CORP.

FORM 10-QSB

TABLE OF CONTENTS

Part I.	FINANCIAL INFORMATION	Page

Item 1.	Financial Statements

	Consolidated Statements of Financial Condition at	3
	March 31, 2006 (Unaudited) and December 31, 2005

	Consolidated Statements of Earnings for the three
	months ended March 31, 2006 and 2005
	(unaudited)	4

	Consolidated Statement of Changes in	5
	Stockholders Equity, three months ended
	March 31, 2006 (unaudited)
	Consolidated Statements of Cash Flow for the
	three months ended March 31, 2006 and 2005
	(unaudited)	6

	Notes to Unaudited Consolidated Financial Statements	7-8

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	9-18

Part II.	OTHER INFORMATION	19

	Signatures Section 13 and 15d	20
	Index of Exhibits	21

	Earnings Per Share Analysis (Exhibit 11)	22

	Rule 13a-14 Certifications (Exhibits 31.1 and 31.2)	23-24

	Section 906 Certification (Exhibits 32.1 and 32.2)	25-26

AMB FINANCIAL CORP.
AND SUBSIDIARIES

Consolidated Statements of Financial Condition

	March 31,	December 31,
	2006	2005
	unaudited
Assets

Cash and amounts due from depository institutions	3,776,297	4,662,586
Interest-bearing deposits	3,139,616	4,376,425
Total cash and cash equivalents	6,915,913	9,039,011
Investment securities, available for sale, at fair value	3,167,454	3,188,251
Trading securities	324,414	329,045
Mortgage backed securities, available for sale, at fair value	1,552,515	1,664,278
Loans receivable (net of allowance for loan losses:
$744,248 at March 31, 2006 and
$748,859 at December 31, 2005)	148,476,978	140,034,877
Investment in LTD Partnership	779,948	797,948
Real estate owned	584,206	584,206
Stock in Federal Home Loan Bank of Indianapolis	1,802,600	1,802,600
Accrued interest receivable	789,169	706,561
Office properties and equipment- net	2,341,673	2,391,489
Real estate held for development	897,855	1,352,611
Bank owned life insurance	3,522,072	3,491,606
Prepaid expenses and other assets	5,579,924	5,083,393

Total assets	176,734,721	170,465,876

Liabilities and Stockholders' Equity

Liabilities

Deposits	128,462,507	127,434,994
Borrowed money	25,511,756	21,011,756
Guaranteed preferred beneficial interest in the
Company's subordinated debentures	5,000,000	5,000,000
Notes Payable	480,476	480,476
Advance payments by borrowers for taxes and insurance	484,247	-
Other liabilities	2,373,516	2,394,018
Total liabilities	162,312,502	156,321,244

Stockholders' Equity

Preferred stock, $.01 par value; authorized
100,000 shares; none outstanding	-	-
Common Stock, $.01 par value; authorized 1,900,000 shares;
1,686,169 shares issued and 995,186 shares outstanding
at March 31, 2006 and 984,648 shares outstanding at	16,862	16,862
December 31, 2005
Additional paid- in capital	11,433,379	11,391,083
Retained earnings, substantially restricted	10,165,182	10,021,965
Accumulated other comprehensive income, net of tax	(35,949)	(18,870)
Treasury stock, at cost (690,983 shares at March 31, 2006
and 701,521 shares at December 31, 2005)	(7,157,255)	(7,266,408)
Total stockholders' equity	14,422,219	14,144,632

Total liabilities and stockholders' equity	176,734,721	170,465,876

See accompanying notes to consolidated financial statements.

AMB FINANCIAL CORP.
AND SUBSIDIARIES

Consolidated Statements of Earnings

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2006	2005
	unaudited	unaudited

Interest income
Loans	2,285,712	1,919,507
Mortgage-backed securities	18,828	26,325
Investment securities	37,510	21,731
Interest-bearing deposits	41,723	19,672
Dividends on FHLB stock	23,272	18,807
Total interest income	2,407,045	2,006,042

Interest expense
Deposits	906,907	574,162
Borrowings	352,056	300,189
Total interest expense	1,258,963	874,351

Net interest income	1,148,082	1,131,691
Provision for loan losses	26,731	154,111
Net interest income after
provision for loan losses	1,121,351	977,580

Non-interest income:
Loan fees and service charges	36,585	34,177
Deposit related fees	123,202	121,186
Other fee income	124,236	94,227
Rental Income	34,632	34,588
Unrealized loss on trading
securities	(4,631)	(26,158)
Loss from investment
in limited partnership	(18,000)	(22,500)
Income from real estate held for development	50,598	0
Increase in cash value of insurance	30,466	30,069
Other income	6,935	5,628
Total non-interest income	384,023	271,217

Non-interest expense:
Staffing costs	597,385	555,981
Advertising	40,789	25,146
Occupancy and equipment expense	107,512	106,065
Data processing	134,258	147,077
Professional fees	98,810	60,272
Federal deposit insurance premiums	4,040	4,182
Other operating expenses	184,958	166,022
Total non-interest expense	1,167,752	1,064,745

Net income before income taxes	337,622	184,052
Provision for (benefit from)
federal and state income taxes	87,616	40,367

Net income	250,006	143,685

Earnings per share- basic	$0.25	$0.15
Earnings per share- diluted	$0.24	$0.14

See accompanying notes to consolidated financial statements.

AMB FINANCIAL CORP.
AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholder's Equity
(Unaudited)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income	Stock	Total

Balance at December 31, 2005 $	16,862	11,391,083	10,021,965	(18,870)	(7,266,408)	14,144,632

Comprehensive income:
Net income			250,006			250,006
Other comprehensive income,
net of income taxes:
Unrealized holding loss
during the period				(17,079)		(17,079)
Total comprehensive income			250,006	(17,079)		232,927

Exercise of 10,538 stock options,
and reissuance of treasury stock			(37,495)		109,153	71,658
Tax benefit related to stock options exercised		28,558				28,558
Stock option compensation		13,738				13,738
Dividends declared on
common stock ($.07 per share)			(69,294)			(69,294)

Balance at March 31, 2006 $	16,862	11,433,379	10,165,182	(35,949)	(7,157,255)	14,422,219

See accompanying notes to consolidated financial statements.

AMB FINANCIAL CORP.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2006	2005
	(unaudited)

Cash flows from operating activities:
Net income	$250,006	143,685
Adjustments to reconcile net income to net cash:
Depreciation	49,816	53,990
Amortization of premiums and accretion of discounts	5,738	3,867
Federal Home Loan Bank stock dividend	---	(18,800)
Provision for loan losses	26,731	154,111
Increase in deferred compensation	17,201	19,149
ESOP compensation	---	36,000
Stock option compensation	13,738	---
Unrealized loss on trading securities	4,631	26,158
Loss from limited partnership	18,000	22,500
Increase in cash surrender value of life insurance	(30,466)	(30,069)
Income from real estate held for development	(50,598)	---
Increase in deferred income on loans	24,111	31,900
Increase in accrued interest receivable	(82,608)	(17,978)
Increase in accrued interest payable	16,739	13,000
Increase in purchased accounts receivable	(501,778)	(7,751)
Change in current and deferred income taxes	72,616	40,367
Other, net	(52,867)	1,665,923

Net cash provided (for) by operating activities	(218,990)	2,136,052

Cash flows from investing activities:
Purchase of investment securities	(1,790)	(1,653)
Proceeds from repayments of mortgage-backed
securities	100,147	112,040
Purchase of loans	(5,591,255)	(3,001,064)
Loan disbursements	(11,819,148)	(8,639,620)
Loan repayments	8,888,460	8,487,719
Proceeds from sale of real estate held for development	881,679	---
Purchase of real estate held for development	(376,325)	---
Property and equipment expenditures, net	---	(3,150)

Net cash provided (for) by investing activities	(7,918,232)	(3,045,728)

Cash flows from financing activities:
Net increase in deposits	1,027,513	382,717
Proceeds from borrowed money	7,000,000	2,000,000
Repayment of borrowed money	(2,500,000)	---
Increase (decrease) in advance payments by borrowers
for taxes and insurance	484,247	(854,976)
Proceeds from exercise of stock options	71,658	---
Purchase of treasury stock	---	(166,187)
Dividends paid on common stock	(69,294)	(58,141)

Net cash provided by financing activities	6,014,124	1,303,413

Net change in cash and cash equivalents	(2,123,098)	393,737

Cash and cash equivalents at beginning of period	9,039,011	8,352,775

Cash and cash equivalents at end of period	$6,915,913	8,746,512

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,242,224	861,351
Income taxes	15,000	---

See accompanying notes to consolidated financial statements.

AMB Financial Corp.
And Subsidiaries

Notes to Consolidated Financial Statements

1.	Statement of Information Furnished

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and Article 10 of Regulation S-X, and in the opinion of management contains all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position as of March 31, 2006, the results of operations for the three months ended March 31, 2006 and 2005 and cash flows for the three months ended March 31, 2006 and 2005. These results have been determined on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The attached consolidated statements are those of AMB Financial Corp. (the “Holding Company”) and its consolidated subsidiaries American Savings, FSB (the “Bank”), the Bank’s wholly owned subsidiary NIFCO, Inc., and the wholly owned subsidiary of NIFCO, Inc., Ridge Management, Inc. The results of operations for the three-month period ended March 31, 2006 is not necessarily indicative of the results to be expected for the full year.

2.	Earnings Per Share

Earnings per share for the three month periods ended March 31, 2006 and 2005 were determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding (see Exhibit 11 attached). Stock options are regarded as common stock equivalents and are considered in diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method. ESOP shares not committed to be released to participants are not considered outstanding for purposes of computing earnings per share amounts.

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

Stock Based Compensation. In December 2004, the FASB issued Statement No. 123R, “Shared-Based Payment” (“SFAS No. 123R”). SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation”, supersedes APB 25 and amends FASB Statement No. 95, “Statement of Cash Flows.” SFAS No. 123R establishes standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods or services, or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of the equity instruments. SFAS No. 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. SFAS No. 123R permits companies to adopt the recognition requirements using either a “modified prospective” method or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all shared-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statement of previous periods based on pro forma disclosures made in accordance with SFAS No. 123.

The Company adopted to SFAS No. 123R under the “modified prospective” method effective January 1, 2006. The Company estimates that the adoption of SFAS 123R will result in an additional expense in 2006 of approximately $55,000, net of tax, relating to the expensing of stock options. Future levels of compensation cost recognized related to share-based compensation awards may be impacted by new awards and/or modification, repurchases and cancellations of existing awards after the adoption of this standard.

Item 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information

This report in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere, contains, and other periodic reports and press releases of the Company may contain, certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1973, as amended, and Section 21E of the Securities Exchanged Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company are generally identifiable by the words “believe, intend, anticipate, estimate, project, plan”, or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted. Factors which could have a material adverse effect on the operations and future prospects of the Company and the subsidiaries include, but are not limited to changes in interest rates, general national and local economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the Company’s loan or investment portfolios, demand for loan products, deposit flows, cost and availability of borrowings, competition, demand for financial services in the Company’s market area, real estate values in the Company’s primary market area, the possible short-term dilutive effect of potential acquisitions, and tax and financial accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

FINANCIAL CONDITION

Total assets of the Company were $176.7 million at March 31, 2006, an increase of $6.2 million, or 3.7% from $170.5 million at December 31, 2005. The increase has been driven by an increase in loans receivable and, to a lesser extent, by an increase of $500,000 in purchased accounts receivable from $3.8 million at December 31, 2005 to $4.3 million at March 31, 2006, partially offset by a decline in cash and cash equivalents. Asset growth was primarily funded with an increase in borrowings, and to a lesser extent, deposits.

Cash and short-term investments totaled a combined $6.92 million at March 31, 2006, a decrease of $2.12 million, from the combined balance of $9.04 million at December 31, 2005. The Company intends to redeploy any excess liquidity in loan production and/or investment securities as the opportunities arise.

Investment securities, available for sale, decreased by $21,000 to $3.17 million at March 31, 2006 due almost entirely to a decline in market valuations. Unrealized losses in the available for sale investment portfolio have increased to $30,500 at March 31, 2006 from $12,600 at December 31, 2005. This portfolio consists primarily of U.S. government agency obligations.

Trading account securities decreased by $5,000 to $324,000 at March 31, 2006. The decrease is attributable to a decline in unrealized appreciation in the portfolio. The trading accounting portfolio consists of holdings in small thrift and community bank stocks.

Mortgage-backed securities, available for sale, decreased by $112,000 to $1.55 million at March 31, 2006 due to amortization and prepayments. There were no new purchases of mortgage-backed securities over the most recent three month period. Unrealized losses in the available for sale mortgage-backed securities portfolio were $29,400 at March 31, 2006 compared to $18,800 at December 31, 2005. This portfolio consists of mostly fixed-rate pass-through securities.

Loans receivable increased $8.4 million, or 6.0%, to $148.5 million at March 31, 2006 from $140.0 million at December 31, 2005. The Bank originated loans of $11.8 million and purchased loans totaling $5.6 million, including $3.7 million in out of state adjustable rate single-family residential mortgage loans, $770,000 in medical equipment loans and an out of state $1.0 million adjustable rate loan for the development of a 152 lot subdivision during the three months ended March 31, 2006, compared to $8.6 million of originations and $3.0 million of purchases during the prior year period. The originations in the current period included a $1.9 million adjustable rate land development loan to a local developer as well as a $915,000 multi-family loan in the local community. Offsetting originations and purchases were amortization and prepayments totaling $8.9 million and $8.5 million for the three months ended March 31, 2006 and 2005, respectively.

The allowance for loan losses totaled $744,000, at March 31, 2006, a decrease of $4,000 from the balance at December 31, 2005. This decrease was due to $31,000 in net charge-offs during the quarter, offset by a $27,000 loan loss provision. The Bank’s allowance for loan losses to total loans outstanding was .50% at March 31, 2006 and .53% at December 31, 2005. Non-performing loans increased $441,000 to $1.91 million, or 1.28% of total loans receivable at March 31, 2006 compared to $1.47 million, or 1.05% of total loans receivable at December 31, 2005. The increase in non-performing loans during the current three month period relates to several delinquent single-family residential loans. The ratio of allowance for loan losses to non-performing loans was 38.86% at March 31, 2006 compared to 44.60% at December 31, 2005.

At March 31, 2006, the Bank had $584,000 of other real estate owned which was the same balance as of December 31, 2005. Included in other real estate owned on March 31, 2006, was a $408,000 single-family residence located in St. John, Indiana. Several of these properties are currently being rented while the Bank continues to actively pursue their ultimate disposition.

The Company has acquired, in conjunction with an agreement with a local builder, eight vacant lots on which to construct single-family residences. During the current quarter, an investment in real estate held for development decreased by $455,000 to $898,000 from $1.35 million at December 31, 2005 as additional expenditures during the three month period of $376,000 were offset by proceeds from the sale of two properties totaling $882,000. The properties being built on are located within the local community of the Bank.

Deposits increased $1.0 million, to $128.5 million at March 31, 2006. The increase is primarily due to an increase in certificates of deposit of $721,000, as rising short-term rates and our competitive deposit pricing strategy has shifted the consumer preference toward higher yielding certificates of deposit. Also during the most recent three month period, money market accounts increased by $1.25 million due to the retention of a $1.0 million municipal deposit. Offsetting these increases in deposits has been a reduction in passbook accounts of $308,000 and checking accounts of $635,000. At March 31, 2006, the Bank’s core deposits (passbook, checking and money market accounts) comprised $45.7 million, or 35.5% of deposits, compared to $45.3 million, or 35.6% of deposits, at December 31, 2005.

Borrowed money, which consisted of Federal Home Loan Bank (“FHLB”) of Indianapolis advances, increased by $4.5 million at March 31, 2006 to $25.5 million. There is currently $4.0 million of FHLB of Indianapolis advances maturing over the next twelve month period at a weighted average rate of 3.5%. As of March 31, 2006, the weighted average term to maturity of the FHLB of Indianapolis advances was 3.2 years compared to 3.0 years at December 31, 2005.

Total stockholders’ equity of the Company increased by $278,000 to $14.4 million, or 8.16% of total assets, at March 31, 2006, compared to $14.1 million, or 8.32% of total assets at December 31, 2005. The increase was due to net income of $250,000, the exercise of non-qualified stock options and the related tax benefits totaling $100,000, and activities associated with our stock option plans of $14,000 offset by the payment of $69,000 in cash dividends and an increase in unrealized holding losses on securities available for sale, net of tax, in the amount of $17,000. The Company did not repurchase any stock in the current quarter but may, from time to time based on market conditions, continue modest repurchases of stock.

Comparison of the Results of Operations for the Three Months Ended March 31, 2006 and 2005

General -

Net income for the three months ended March 31, 2006 was $250,000, or $0.24 per diluted share, compared to net income of $144,000, or $0.14 per diluted share for the three months ended March 31, 2005. The increase in earnings is primarily due to a lower loan loss provision as well as increased income from real estate operations and fee income offset in part from higher non-interest expense, primarily staffing costs and professional fees.

Net Interest Income -

Net interest income was $1.15 million for the current quarter, compared to $1.13 million for the quarter ended March 31, 2005, an increase of $16,000 or 1.4%. The Company’s average interest-earning assets increased to $152.9 million for the three months ended March 31, 2006 compared to $140.1 million for the three months ended March 31, 2005. On a year-over-year basis, the Company’s net interest margin decreased 23 basis points to 3.00% for the current quarter, compared to 3.23% for the prior year’s quarter due to a combination of rising short-term interest rates, a flattening yield curve environment and higher deposit pricing driven by increased pricing competition and a continued shift of funds out of lower cost core deposits into certificates of deposit.

The average yield on interest-earnings assets increased 56 basis points to 6.29% for the three months ended March 31, 2006 from 5.73% for the three months ended March 31, 2005. This increase was due primarily to an increase in the yield on loans receivable and, to a lesser extent, interest-bearing deposits. Interest income on loans receivable increased $366,000 due in part to a $12.3 million increase in the average balance of loans receivable to $142.0 million at March 31, 2006 compared to the prior year period as well as an increase in yield as mentioned above. The yield on loans receivable increased 52 basis points to 6.44% for the first quarter of 2006 from 5.92% for the first quarter of 2005, primarily as a result of new fixed rate originations at rates higher than the loan portfolio and also to increases in the yield on both equity lines of credit and other adjustable rate loans tied to the prime rate or other short-term index. The yield on interest-bearing deposits also benefited from rising rates, increasing 184 basis points to 4.05% for the three months ended March 31, 2006 from 2.21% for the three months ended March 31, 2005, due to a general rise in short-term interest rates.

The average cost of interest-bearing liabilities increased 77 basis points to 3.30% for the three months ended March 31, 2006 from 2.53% for the three months ended March 31, 2005, primarily as a result of an 86 basis point increase in the cost of deposits to 2.87%. Deposit costs have increased primarily due to increases in the cost of certificates of deposit and money market accounts as well as a shift in the mix of deposits, mostly to higher yielding certificates of deposit. Interest expense on deposit accounts increased $333,000 to $907,000 for the first quarter of 2006 as a result of both the increase in the average cost of deposits previously discussed and a $12.0 million increase in the average balance of total deposits to $126.3 million at March 31, 2006 compared to March 31, 2005. The cost of borrowed funds increased by 38 basis points to 5.37% for the first quarter of 2006 from 4.99% for the first quarter of 2005 primarily due to the higher repricing of the floating rate trust preferred securities that are indexed at a spread over 3-month LIBOR at 360 basis points.

Provision for Loan Losses -

Based on management’s assessment of the adequacy of the loan loss reserve, the Company recorded a provision for loan losses of $27,000 during the three month period ended March 31, 2006 as compared to a $154,000 provision in the prior year period. There were no changes in estimation method or assumptions that impacted the provision for loan losses during the quarter. The increased provision during the prior year’s quarter was primarily the result of the Company authorizing the establishment of $105,000 of additional reserves against three non-accrual loans which were subsequently charged-off. Net charge-offs for the three months ended March 31, 2006 were $31,000, including $26,000 in one-to-four family residential loans and the balance in consumer loans. There were no charge-offs during the three months ended March 31, 2005.

Management believes that the total general loan loss allowance of $744,000 on total loans of $148.5 million at March 31, 2006 is adequate to cover probable accrued losses given the area economic conditions, the level of impaired and non-performing loans, and the composition of the loan portfolio. At March 31, 2006, the Company was aware of no regulatory directives that the Bank make additional provisions for losses on loans. Although the Bank believes it maintains its allowance for loan losses at a level that it considers adequate, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in the future.

Non-Interest Income -

Non-interest income increased to $384,000 in the current quarter, compared to $271,000 reported in last year’s first quarter. The increase in non-interest income was primarily attributable to $51,000 in income generated from real estate operations as the Company completed its first two sales of real estate held for development and a $30,000 increase in service fee income relating to the accounts receivable program due in part to an increase in the volume of accounts serviced by the Bank. The Company also recorded a lower unrealized loss in the current quarter of $5,000 compared to an unrealized loss of $26,000 in the year ago quarter from trading account securities as the market price of the Company’s portfolio of small thrift and community bank stocks declined more rapidly in the prior year’s quarter due to a general decline in financial institution stock prices during that time period. In addition, the Company also reported a loss of $18,000 in the current quarter compared to a loss of $22,500 in the prior year’s quarter, related to an investment in a low-income housing venture. As a result of this investment, the Company recorded an offsetting $35,000 in federal income tax credits during both periods which resulted in the reduction of the Company’s effective income tax rate.

Non-Interest Expense -

Non-interest expense increased by $103,000 to $1.17 million in the current quarter, compared to $1.06 million reported in last year’s first quarter. The increase resulted primarily from increased staffing costs of $41,000 due to normal salary and benefit increases, increased advertising costs of $16,000 as the Company continues to aggressively promote the products and services it offers in its community and increased professional fees of $39,000. The increase in professional fees relates to increases in both internal and external auditing and extensive loan file review and compliance reviews that occurred during the quarter. Offsetting these increases was a decline of $13,000 in data processing costs due in part to increased efficiencies which were undertaken during 2005.

Income Taxes -

For the three months ended March 31, 2006, income tax expense totaled $88,000, or an effective tax rate of 25.6% compared to $40,000, or an effective tax rate of 21.9% for the three months ended March 31, 2005. Both periods were positively impacted by the recognition of approximately $35,000 in low-income housing tax credits which have a greater impact on the effective rate in a lower earnings period compared to a higher earnings period.

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

At March 31, 2006, the bank was in compliance with all of its capital requirements as follows:

	March 31, 2006		December 31, 2005
		Percent of		Percent of
	Amount	Assets	Amount	Assets
Stockholders' equity of the Bank	$15,719,980	9.09%	$15,408,964	9.25%

Tangible capital	15,755,929	9.11%	$15,427,834	9.26%
Tangible capital requirement	2,593,000	1.50	2,498,000	1.50
Exess	$13,162,929	7.61%	$12,929,834	7.76%

Core capital	15,755,929	9.11%	$15,427,834	9.26%
Core capital requirement	5,187,000	3.00	4,996,000	3.00
Excess	$10,568,929	6.11%	$10,431,834	6.26%

Core and supplementary capital	16,500,177	15.31%	$16,176,694	15.85%
Risk-based capital requirement	8,624,000	8.00	8,165,000	8.00
Exess	$7,876,177	7.31%	$8,011,694	7.85%

Total Bank assets	$172,858,000		$166,531,000
Adjusted total Bank assets	172,894,000		$166,549,000
Total risk-weighted assets	107,800,000		$102,064,000

A reconciliation of consolidated stockholders' equity of the bank for financial reporting purposes to capital available to the Bank to meet regulatory capital requirements is as follows:

	March 31, 2006	December 31, 2005

Stockholders' equity of the Bank	$15,719,980	$15,408,964
Regulatory capital adjustment
for available for sale securities	35,949	18,870

Tangible and core capital	$15,755,929	$15,427,834
General loan loss reserves	744,248	748,860
Direct equity investments	0	0

Core and supplementary capital	$16,500,177	$16,176,694

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

	March 31,	December 31,
	2006	2005
	(Dollars in thousands)	(Dollars in thousands)

Non- accruing loans:
One to four family	949	527
Multi- family	---	---
Non- residential	744	707
Land	144	144
Commericial Business	12	---
Construction	---	---
Consumer	66	96

Total	1915	1474

Foreclosed assets:
One to four family	584	584
Multi-family	---	---
Non-residential	---	---
Construction	---	---
Consumer	---	---

Total	584	584

Other Assets:
Escrow advances on non performing loans	---	48

Total	0	48

Total non- performing assets	2,499	2,106

Total as a percentage of total assets	1.41%	1.24%

Non-performing assets increased during the past three months, totaling $2.50 million or 1.41% of total assets at March 31, 2006 compared to $2.11 million or 1.24% of total assets at December 31, 2005. The increase in the most recent three-month period related to several delinquent single-family residential loans.

For the three months period ended March 31, 2006, gross interest, which would have been recorded, had the non-accruing loans been current in accordance with their original terms amounted to $53,000.

In addition to the non-performing assets set forth in the table above, as of March 31, 2006, there were no loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

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

During the three months ended March 31, 2006, the Bank originated and purchased loans totaling $17.4 million compared with $11.6 million during the same period a year ago. At March 31, 2006, the Bank had outstanding commitments to originate loans of $2.8 million and unused lines of credit issued to third parties totaling $6.6 million. At March 31, 2006, the Company believes it has sufficient cash to fund its outstanding commitments or will be able to obtain the necessary funds from outside sources to meet its cash requirements under these commitments.

On March 31, 2006, the Company had $67.3 million of certificates of deposit maturing within one year. Based on historical experience, the Company expects most of their certificates of deposit to remain with the bank.

Recent Developments

On April 26, 2006 the Company declared a cash dividend of $.07 per share, payable on May 24, 2006 to shareholders of record on May 10, 2006.

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

None.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibits:

Exhibit 11   Computation of earnings per share

Exhibit 31.1 Rule 13a-14 Certification.

Exhibit 31.2 Rule 13a-14 Certification.

Exhibit 32.1 Certification of Clement B. Knapp pursuant to section 906 of the Sarbanes Oxley Act of 2002.

Exhibit 32.2 Certification of Scott S. Gyure pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMB FINANCIAL CORP. Registrant

Date: May 3, 2006	By:	/s/ Clement B. Knapp, Jr.
President and Chief Executive Officer
(Duly Authorized Representative)

By:	/s/ Scott S. Gyure
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibits No.

11	Statement re: Computation of Earnings Per Share

31.1	Rule 13a-14 Certification

31.2	Rule 13a-14 Certification

32.1	Section 906 Certification of CEO

32.2	Section 906 Certification of CFO