Form 10QSB/A
period 2006-03-31
AMB FINANCIAL CORP
filed 2006-05-05
CIK 915393

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________

FORM 10-QSB/A

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
Yes ☒  No ☐

As of May 5, 2006 there were 996,942 shares of the Registrant’s common stock issued and 995,186 shares outstanding.

Transitional Small Business Disclosure Format (check one) : Yes ☐  No ☒

Explanatory Notes: This amendment is being presented to reflect a change in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Recent Developments section. Also impacted by this change was a change in the number of shares outstanding as of the new date of the report, May 5, 2006, as noted on page one of the report. No other changes have been made to this document.

AMB FINANCIAL CORP.

FORM 10-QSB/A

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

AMB FINANCIAL CORP.
AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholder's Equity
(Unaudited)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income	Stock	Total

Balance at December 31, 2005	$16,862	11,391,083	10,021,965	(18,870)	(7,266,408)	14,144,632

Comprehensive income:
Net income			250,006			250,006
Other comprehensive income,
net of income taxes:
Unrealized holding loss
during the period				(17,079)		(17,079)
Total comprehensive income			250,006	(17,079)		232,927

Exercise of 10,538 stock options,
and reissuance of treasury stock			(37,495)		109,153	71,658
Tax benefit related to stock options exercised		28,558				28,558
Stock option compensation		13,738				13,738
Dividends declared on
common stock ($.07 per share)			(69,294)			(69,294)

Balance at March 31, 2006	$16,862	11,433,379	10,165,182	(35,949)	(7,157,255)	14,422,219

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

AMB Financial Corp.
And Subsidiaries

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

Recent Developments

On April 26, 2006 the Company declared a cash dividend of $.08 per share, payable on May 24, 2006 to shareholders of record on May 10, 2006.

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

Date: May 5, 2006

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