Form 10QSB
period 2006-06-30
AMB FINANCIAL CORP
filed 2006-08-11
CIK 915393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 000-23182

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
Yes ☒    No ☐

As of August 11, 2006 there were 1,686,169 shares of the Registrant’s common stock issued and 1,020,823 shares outstanding.

Transitional Small Business Disclosure Format (check one) : Yes ☐    No ☒

AMB FINANCIAL CORP.

FORM 10-QSB

AMB FINANCIAL CORP.
AND SUBSIDIARIES

Consolidated Statements of Financial Condition

	June 30,	December 31,
	2006	2005
	unaudited
Assets

Cash and amounts due from depository institutions	3,364,682	4,662,586
Interest-bearing deposits	3,062,810	4,376,425
Total cash and cash equivalents	6,427,492	9,039,011
Investment securities, available for sale, at fair value	3,142,433	3,188,251
Trading securities	313,643	329,045
Mortgage backed securities, available for sale, at fair value	1,422,037	1,664,278
Loans receivable (net of allowance for loan losses:
$871,042 at June 30, 2006 and
$748,859 at December 31, 2005)	148,064,397	140,034,877
Investment in LTD Partnership	761,948	797,948
Real estate owned	1,216,520	584,206
Stock in Federal Home Loan Bank of Indianapolis	1,802,600	1,802,600
Accrued interest receivable	712,383	706,561
Office properties and equipment- net	2,323,316	2,391,489
Real estate held for development	1,256,050	1,352,611
Bank owned life insurance	3,552,788	3,491,606
Prepaid expenses and other assets	5,246,213	5,083,393
Total assets	176,241,820	170,465,876

Liabilities and Stockholders' Equity

Liabilities

Deposits	125,797,107	127,434,994
Borrowed money	27,399,159	21,011,756
Guaranteed preferred beneficial interest in the
Company's subordinated debentures	5,000,000	5,000,000
Notes Payable	342,566	480,476
Advance payments by borrowers for taxes and insurance	859,908	—
Other liabilities	2,594,337	2,394,018
Total liabilities	161,993,077	156,321,244

Stockholders' Equity

Preferred stock, $.01 par value; authorized
100,000 shares; none outstanding	—	—
Common Stock, $.01 par value; authorized 1,900,000 shares;
1,686,169 shares issued and 980,081 shares outstanding
at June 30, 2006 and 984,648 shares outstanding at	16,862	16,862
December 31, 2005
Additional paid- in capital	11,447,116	11,391,083
Retained earnings, substantially restricted	10,233,219	10,021,965
Accumulated other comprehensive income, net of tax	(62,206)	(18,870)
Treasury stock, at cost (706,088 shares at June 30, 2006
and 701,521 shares at December 31, 2005)	(7,386,248)	(7,266,408)
Total stockholders' equity	14,248,743	14,144,632

Total liabilities and stockholders' equity	176,241,820	170,465,876

AMB FINANCIAL CORP.
AND SUBIDIARIES

Consolidated Statements of Earnings

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
	unaudited	unaudited	unaudited	unaudited

Interest income
Loans	2,342,267	1,994,240	4,627,979	3,913,747
Mortgage-backed securities	18,201	24,301	37,029	50,626
Investment securities	41,520	28,407	79,030	50,138
Interest-bearing deposits	35,130	37,779	76,853	57,451
Dividends on FHLB stock	22,224	18,642	45,496	37,449
Total interest income	2,459,342	2,103,369	4,866,387	4,109,411

Interest expense
Deposits	1,006,943	643,098	1,913,850	1,217,260
Borrowings	444,707	343,213	796,763	643,402
Total interest expense	1,451,650	986,311	2,710,613	1,860,662

Net interest income	1,007,692	1,117,058	2,155,774	2,248,749
Provision for loan losses	127,691	33,553	154,422	187,664
Net interest income after
provision for loan losses	880,001	1,083,505	2,001,352	2,061,085

Non-interest income:
Loan fees and service charges	57,878	37,456	94,463	71,633
Deposit related fees	135,364	145,385	258,566	266,571
Other fee income	131,891	88,567	256,127	182,794
Gain on the sale of real estate owned	35,326	---	35,326	---
Rental Income	34,699	34,595	69,331	69,183
Unrealized gain (loss) on trading
securities	(10,771)	31,500	(15,402)	5,342
Loss from investment
in limited partnership	(18,000)	(19,500)	(36,000)	(42,000)
Income from real estate held for development	---	---	50,598	---
Gain on sale of other assets	38,851	328,880	38,851	328,880
Increase in cash value of insurance	30,716	30,122	61,182	60,191
Other income	4,942	12,649	11,877	18,277
Total non-interest income	440,896	689,654	824,919	960,871

Non-interest expense:
Staffing costs	583,341	573,689	1,180,726	1,129,670
Advertising	57,416	45,845	98,205	70,991
Occupancy and equipment expense	104,591	93,443	212,103	199,508
Data processing	112,573	147,085	246,831	294,162
Professional fees	87,974	46,887	186,784	107,159
Federal deposit insurance premiums	4,048	4,225	8,088	8,407
Other operating expenses	192,406	190,733	377,364	356,755
Total non-interest expense	1,142,349	1,101,907	2,310,101	2,166,652

Net income before income taxes	178,548	671,252	516,170	855,304
Provision for federal and state
income taxes	24,507	232,600	112,123	272,967
Net income	154,041	438,652	404,047	582,337

Earnings per share- basic	$0.16	$0.46	$0.41	$0.61
Earnings per share- diluted	$0.15	$0.43	$0.39	$0.57

See accompanying notes to consolidated financial statements.

AMB FINANCIAL CORP.
AND SUBIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

				Accumulated		Common
		Additional		Other		Stock
	Common	Paid-in	Retained	Comprehensive	Treasury	Acquired
	Stock	Capital	Earnings	Income	Stock	by ESOP	Total

Balance at December 31, 2005	$16,862	11,391,083	10,021,965	(18,870)	(7,266,408)	—	14,144,632

Comprehensive income:
Net income			404,047				404,047
Other comprehensive income,
net of income taxes:
Unrealized holding loss
during the period				(43,336)			(43,336)
Total comprehensive income			404,047	(43,336)			360,711

Purchase of treasury stock (16,861 shares)					(247,182)		(247,182)
Exercise of 12,294 stock options,
and reissuance of treasury stock			(43,743)		127,342		83,599
Tax benefit related to stock options exercised		28,558					28,558
Stock option compensation		27,475					27,475
Dividends declared on
common stock ($.15 per share)			(149,050)				(149,050)
Balance at June 30, 2006	$16,862	11,447,116	10,233,219	(62,206)	(7,386,248)	—	14,248,743

See accompanying notes to consolidated financial statements

AMB FINANCIAL CORP.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2006	2005
	(unaudited)

Cash flows from operating activities:
Net income	$404,047	582,337
Adjustments to reconcile net income to net cash:
Depreciation	99,747	104,508
Amortization of premiums and accretion of discounts	9,427	8,082
Federal Home Loan Bank stock dividend	---	(37,400)
Provision for loan losses	154,422	187,664
Increase in deferred compensation	35,648	37,737
ESOP compensation	---	71,250
Stock option compensation	27,475	---
Gain on sale of other assets	(38,851)	(328,880)
Unrealized loss (gain) on trading securities	15,402	(5,342)
Loss from limited partnership	36,000	42,000
Increase in cash surrender value of life insurance	(61,182)	(60,191)
Income from real estate held for development	(50,598)	---
Gain on sale of real estate owned	(35,326)	---
Increase in deferred income on loans	1,539	45,237
Increase in accrued interest receivable	(5,822)	(38,996)
Increase in accrued interest payable	26,943	18,060
(Increase) decrease in purchased accounts receivable	(171,432)	586,502
Change in current and deferred income taxes	(97,877)	272,967
Other, net	336,992	787,621
Net cash provided by operating activities	686,554	2,273,156

Cash flows from investing activities:
Proceeds from sale of Intrieve stock	38,851	343,880
Purchase of investment securities	(3,878)	(1,008,498)
Proceeds from repayments of mortgage-backed
securities	210,283	287,100
Purchase of loans	(6,574,582)	(6,734,935)
Loan disbursements	(25,345,590)	(17,937,777)
Loan repayments	22,957,703	19,273,534
Proceeds from sale of real estate held for development	881,679	---
Purchase of real estate held for development	(734,520)	---
Proceeds from sale of real estate owned	144,674	---
Property and equipment expenditures, net	(31,574)	(55,780)

Net cash provided for investing activities	(8,456,954)	(5,832,476)

Cash flows from financing activities:
Net (decrease) increase in deposits	(1,637,887)	349,930
Proceeds from borrowed money	11,000,000	5,000,000
Repayment of borrowed money	(4,612,597)	(1,108,592)
Repayment of note payable	(137,910)	(140,434)
Increase (decrease) in advance payments by borrowers
for taxes and insurance	859,908	(498,963)
Proceeds from exercise of stock options	83,599	---
Purchase of treasury stock	(247,182)	(166,187)
Dividends paid on common stock	(149,050)	(125,160)

Net cash provided by financing activities	5,158,881	3,310,594

Net change in cash and cash equivalents	(2,611,519)	(248,726)

Cash and cash equivalents at beginning of period	9,039,011	8,352,775

Cash and cash equivalents at end of period	$6,427,492	8,104,049

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,683,670	1,842,602
Income taxes	210,000	---
Non-cash investing activities:
Transfer of loans to real estate owned	776,988	139,533

See accompanying notes to consolidated financial statements.

AMB Financial Corp.
And Subsidiaries

Notes to Consolidated Financial Statements

1.	Statement of Information Furnished

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and Article 10 of Regulation S-X, and in the opinion of management contains all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position as of June 30, 2006, the results of operations for the three and six months ended June 30, 2006 and 2005 and cash flows for the six months ended June 30, 2006 and 2005. These results have been determined on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The attached consolidated statements are those of AMB Financial Corp. (the “Holding Company”) and its consolidated subsidiaries American Savings, FSB (the “Bank”), the Bank’s wholly owned subsidiary NIFCO, Inc., and the wholly owned subsidiary of NIFCO, Inc., Ridge Management, Inc. The results of operations for the three and six month period ended June 30, 2006 is not necessarily indicative of the results to be expected for the full year.

2.	Earnings Per Share

Earnings per share for the three and six month periods ended June 30, 2006 and 2005 were determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding (see Exhibit 11 attached). Stock options are regarded as common stock equivalents and are considered in diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method. ESOP shares not committed to be released to participants are not considered outstanding for purposes of computing earnings per share amounts.

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

Separately Recognized Servicing Assets and Servicing Liabilities. In March 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 156, “Accounting for Servicing of Financial Assets” (“SFAS No. 156"), which requires all separately recognized servicing assets and liabilities to be initially measured at fair value, if practical. An entity can elect either to (1) subsequently measure servicing rights at fair value and report changes in fair value in earnings, or (2) continue the current practice of amortizing servicing rights in proportion to and over the expected period of servicing income or loss. The statement also permits entities, at the date of adoption, a one-time option to reclassify certain available-for-sale (“AFS”) securities to trading securities, without calling into question the classification of other AFS securities under Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” provided that the AFS securities are identified as offsetting the entity’s exposure to changes in fair value of servicing assets or liabilities that the entity has elected to subsequently measure at fair value. This statement is effective for fiscal years beginning after September 15, 2006 or at January 1, 2007 for calendar-year companies. The Company is currently evaluating the impact of the statement on its financial position and results of operations.

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

FINANCIAL CONDITION

June 30, 2006 compared to December 31, 2005

Total assets of the Company increased by $5.8 million to $176.3 million at June 30, 2006 from $170.5 million at December 31, 2005. The increase was primarily due to higher balances in net loans receivable which were funded in part by a decrease in cash and cash equivalents and an increase in borrowed money.

Cash and short-term investments totaled a combined $6.43 million at June 30, 2006, a decrease of $2.6 million, from the combined balances of $9.04 million at December 31, 2005. The decline in cash accounts during the period was used, in part, to fund the higher net loan receivable balances.

Investment securities, available for sale, decreased by $46,000 to $3.14 million at June 30, 2006 due almost entirely to a decline in market valuations. Unrealized losses in the available for sale investment portfolio have increased to $54,300 at June 30, 2006 from $12,600 at December 31, 2005. This portfolio consists primarily of U.S. government agency obligations.

Trading account securities decreased by $15,000 to $314,000 at June 30, 2006. The decrease is attributable to a decline in unrealized appreciation in the portfolio. The trading accounting portfolio consists of holdings in small thrift and community bank stocks.

Mortgage-backed securities, available for sale, decreased by $242,000 to $1.42 million at June 30, 2006 due to amortization and prepayments. There were no new purchases of mortgage-backed securities over the most recent six month period. Unrealized losses in the available for sale portfolio were $49,400 at June 30, 2006 compared to $18,800 at December 31, 2005. This portfolio consists of mostly fixed-rate pass-through securities.

Loans receivable increased $8.0 million, or 5.7%, to $148.1 million at June 30, 2006 from $140.0 million at December 31, 2005. The Bank originated loans of $25.3 million and purchased loans totaling $6.6 million, including $3.7 million in out of state adjustable rate single-family residential mortgage loans, $860,000 of adjustable rate single-family residential loans located locally, $770,000 in medical equipment loans and an out of state $1.0 million adjustable rate participation loan for the development of a 152 lot subdivision during the six months ended June 30, 2006, compared to $17.9 million of originations and $6.7 million of purchases during the prior year period. The originations in the current period included a $1.9 million adjustable rate land development loan to a local developer as well as a $915,000 multi-family loan in the local community. Offsetting originations and purchases were amortization and prepayments totaling $23.0 million and $19.3 million for the six months ended June 30, 2006 and 2005, respectively.

The allowance for loan losses totaled $871,000, an increase of $122,000 from the balance of $749,000 at December 31, 2005. The increase was primarily due to the establishment of $140,000 of loan loss reserves against a commercial loan. During the current six month period, the Bank recorded $154,000 of loan loss provisions offset by net charge-offs of $32,000. The Bank’s allowance for loan losses to total loans outstanding was 0.58% at June 30, 2006 and 0.53% at December 31, 2005. Non-performing loans increased $556,000 to $2.03 million, or 1.36% of total loans receivable at June 30, 2006 compared to $1.47 million, or 1.05% of total loans receivable at December 31, 2005. The ratio of allowance for loan losses to non-performing loans was 36.01% at June 30, 2006 compared to 44.60% at December 31, 2005.

The Company has acquired, in conjunction with an agreement with a local builder, eight vacant lots on which to construct single-family residences. During the current six month period, the investment in real estate held for development decreased by $97,000 to $1.26 million from $1.35 million at December 31, 2005 as additional expenditures of $735,000 were offset by proceeds from the sale of two properties totaling $882,000. The properties being built on are located within the local community of the Bank.

Deposits decreased $1.6 million, to $125.8 million at June 30, 2006 from $127.4 million at December 31, 2005. Certificates of deposit comprise the largest portion of the Bank’s total deposits, totaling $83.0 million or 66.0% of the Bank’s total deposits at June 30, 2006, compared to $82.1 million or 64.4% of total deposits at December 31, 2005. Passbook accounts totaled $18.8 million or 15.0% of the Bank’s total deposits at June 30, 2006 compared to $19.5 million or 15.3% of total deposits at December 31, 2005. Demand deposits and NOW accounts totaled $12.0 million or 9.6% of the Bank’s total deposits at June 30, 2006, compared to $12.9 million or 10.1% of total deposits at December 31, 2005. Money market accounts totaled $12.0 million or 9.5% of the Bank’s total deposits at June 30, 2006 compared to $13.0 million or 10.2% of total deposits at December 31, 2005.

Borrowed money, which consisted of Federal Home Loan Bank of Indianapolis (“FHLB”) advances, increased by $6.4 million at June 30, 2006 to $27.4 million. There is currently $7.0 million of FHLB of Indianapolis advances maturing over the next twelve month period at a weighted average rate of 4.52%. As of June 30, 2006, the weighted average term to maturity of the FHLB of Indianapolis advances was 2.9 years compared to 3.0 years at December 31, 2005.

Total stockholders’ equity of the Company increased by $104,000 to $14.2 million, or 8.08% of total assets, at June 30, 2006, compared to $14.1 million, or 8.32% of total assets at December 31, 2005. The increase was due to net income of $404,000, the exercise of stock options and the related tax benefits totaling $112,000, and stock option plan expense of $27,000 offset by the Company’s repurchase of common stock in the amount of $247,000, the payment of $149,000 in cash dividends and an increase in unrealized holding losses on securities available for sale, net of tax, in the amount of $43,000. The Company may, from time to time, based on market conditions, continue modest repurchases of stock as previously announced.

Comparison of the Results of Operations for the Three Months Ended June 30, 2006 and 2005

General -
Net income for the three months ended June 30, 2006 was $154,000, or $.15 per diluted share, compared to net income of $438,000, or $.43 per diluted share for the three months ended June 30, 2005. The principal factors impacting the decrease in net income from year to year included a $110,000 decrease in net interest income, a $93,000 increase in the provision for loan losses and a $249,000 decrease in non-interest income, primarily due to a gain on the sale of the Bank’s stock investment in its data processing provider in the prior year period offset by a decease in income tax provision of $209,000.

Net Interest Income -
Net interest income was $1.01 million for the current quarter, compared to $1.12 million for the quarter ended June 30, 2005, a decrease of $110,000 or 9.8%. The Company’s average interest-earning assets increased to $158.2 million for the three months ended June 30, 2006 compared to $143.8 million for the three months ended June 30, 2005. On a year-over-year basis, the Company’s net interest margin decreased 56 basis points to 2.55% for the current quarter, compared to 3.11% for the prior year’s quarter due to a combination of rising short-term interest rates, a flattening yield curve environment and continued higher deposit pricing driven by increased pricing competition and a shift of funds out of lower cost core deposits into certificates of deposit. Management does not expect the Company’s interest rate margin to recover until economic conditions change.

The average yield on interest-earning assets increased 37 basis points to 6.22% for the three months ended June 30, 2006 from 5.85% for the three months ended June 30, 2005. This increase was due primarily to an increase in the yield on loans receivable and, to a lesser extent, interest-bearing deposits. Interest income on loans receivable increased $348,000 due in part to a $17.2 million increase in the average balance of loans receivable to $148.5 million at June 30, 2006 compared to the prior year period. The yield on loans receivable increased 23 basis points to 6.31% at June 30, 2006 compared to 6.08% in the 2005 period, primarily as a result of new fixed rate originations at rates higher than the loan portfolio and also to increases in the yield on both floating rate equity lines of credit and other adjustable rate loans tied to the prime rate or other short-term index. The yield on interest-bearing deposits also benefited from rising rates, increasing 178 basis points to 4.63% for the three months ended June 30, 2006 from

2.85% for the three months ended June 30, 2005, due to a general rise in short-term interest rates.

The average cost of interest-bearing liabilities increased 90 basis points to 3.68% for the three months ended June 30, 2006 from 2.78% for the three months ended June 30, 2005. This increase was primarily due to an increase in the cost of deposits as well as an increase in the cost of the Company’s trust preferred securities. The cost of deposits increased 97 basis points to 3.18% for the second quarter of 2006 from 2.21% for the second quarter of 2005 mostly due to higher rates on certificates of deposit driven by higher short-term interest rates and more aggressive deposit pricing as the Company strives to remain competitive for deposits in its market. The cost of the Company’s underlying subordinated debt of the trust preferred securities increased by 192 basis points due to the increase in short-term rates which are closely tied to the adjustable rate pricing.

Provision for Loan Losses -
Based on management’s assessment of the adequacy of the loan loss reserve, the Company recorded a provision for loan losses of $127,000 during the three month period ended June 30, 2006 as compared to a $34,000 provision in the prior year period. The increased provision during the current year’s quarter was primarily the result of the establishment of $140,000 of a specific loan loss reserve against a non-residential loan discussed under the caption “Non-Performing Assets.” Net charge-offs for the three months ended June 30, 2006 were $32,000, including $26,000 in single-family residential loans and $6,000 in credit card loans. Net charge-offs for the prior year three month period amounted to $213,000, including $147,000 relating to non-performing purchased commercial business loans as well as a $66,000 unsecured loan. At June 30, 2006, the Bank’s allowance for loan losses was $871,000, which equaled 0.58% of total net loans receivable, compared to $691,000, or 0.51% of total net loans receivable at December 31, 2005. At June 30, 2006, the Company was aware of no regulatory directives or suggestions that the Company make additional provisions for losses on loans.

Non-Interest Income -
Non-interest income decreased to $441,000 in the current quarter, compared to $690,000 reported in last year’s second quarter. The decrease in non-interest income was primarily attributable to $329,000 gain reported in the prior year’s quarter from the sale of stock in the Bank’s data processing provider compared to a gain of $39,000 reported in this year’s second quarter relating to the same stock sale. The Company also recorded an unrealized loss of $10,000 in the current quarter compared to a $32,000 unrealized gain the year ago quarter from trading account securities as the market price of the Company’s portfolio of small thrift and community bank stock declined due to the general decline in financial institution stock prices during the quarter. Offsetting these declines was an increase of $36,000 in service fee income relating to the accounts receivable program due to increased volumes from those accounts serviced by the Bank as well as a $35,000 gain on the sale of a real estate owned property. Although the Bank reported an increase in deposit related fees from its NOW account overdraft protection program of $25,000 during the current quarter, a reduction in ATM surcharge fees resulting from the removal of four ATM machines offset this increase.

In addition, the Company also reported a loss of $18,000 in the current quarter compared to a loss of $19,000 in the prior year’s quarter, related to an investment in a low-income housing joint venture. As a result of this investment, the Company recorded an offsetting

$35,000 in federal income tax credits during both periods which resulted in the reduction of the Company’s effective tax rate.

Non-Interest Expense -
Non-interest expense increased by $41,000 to $1.14 million in the current quarter, compared to $1.10 million reported in last year’s second quarter. The increase resulted primarily from increased staffing costs during the quarter of $10,000 due to increased compensation and benefit costs (primarily increased pensions expense), which was offset by decreased ESOP expense, increased advertising costs of $11,000 to promote the Company’s products and services it offers in its community, increased office occupancy and equipment costs of $12,000, primarily due to higher real estate tax expense and increased professional fees of $41,000. The increased professional fees relate primarily to increases in legal, auditing, brokerage and consulting fees relating to the establishment of the Bank’s NOW account overdraft protection program. Offsetting these increases was a decline of $34,000 in data processing costs due in part to increased efficiencies which were undertaken during 2005.

Income Taxes -
For the three months ended June 30, 2006, income tax expense totaled $24,000, or an effective tax rate of 13.7% compared to $233,000, or an effective tax rate of 34.7% for the three months ended June 30, 2005. Both periods were positively impacted by the recognition of approximately $35,000 in low-income housing tax credits which have a greater impact on the effective rate in a lower earnings period compared to a higher earnings period.

Comparison of the Results of Operations for the Six Months Ended June 30, 2006 and 2005

General -
Net income for the six months ended June 30, 2006 was $404,000, or $.39 per diluted share, compared to net income of $582,000, or $.57 per diluted share for the six months ended June 30, 2005. The decrease in earnings is primarily due to the aforementioned gain on the sale of the Bank’s stock investment in its data processing provider reported in the prior year, lower net interest income and increased non-interest expense offset by a lower loan loss provision and decreased income tax expense.

Net Interest Income -
Net interest income was $2.16 million for the six months ended June 30, 2006, compared to $2.25 million for the six months ended June 30, 2005, a decrease of $94,000. The decrease was due to a reduction in the Company’s net interest margin and net interest rate spread which was 2.77% and 2.76% for the six months ended June 30, 2006 compared to 3.17% and 3.14% for the six months ended June 30, 2005.

The average yield on interest-earning assets increased 47 basis points to 6.26% for the six months ended June 30, 2006 from 5.79% for the six months ended June 30, 2005. As was the case with the three month comparison, the increase was due primarily to an increase in the yield on loans receivable and, to a lesser extent, interest-bearing deposits. The yield on loans receivable increased to 6.37% for the six months ended June 30, 2006 from 6.00% for the prior year six month period primarily as a result of new fix rate originations at rates higher than the loan portfolio and also increases in the yield on both equity lines of credit and other adjustable rate loans tied to the prime rate or other short term index. The yield on interest-bearing deposits increased to 4.30% for the six months ended June 30, 2006 from 2.62% for the six months ended June 30, 2005 as short-term interest rates have risen steadily over the last two year period.

The average cost of interest-bearing liabilities increased 85 basis points to 3.50% for the six months ended June 30, 2006 from 2.65% for the six months ended June 30, 2005. This increase was primarily due to an increase in the cost of deposits as well as an increase in the cost of the Company’s trust preferred securities. The cost of deposits increased 92 basis points to 3.03% for the six months of 2006 from 2.11% for the six months of 2005 mostly due to higher rates on certificates of deposit and more aggressive deposit pricing as the Company competes for deposit growth in its market. The cost of the Company’s underlying subordinated debt of the trust preferred securities increased by 200 basis points to 8.68% at June 30, 2006 as the interest rate to which the debt is pegged increased dramatically between the periods.

Provision for Loan Losses -
Based on management’s assessment of the adequacy of the loan loss reserve, the Company recorded a provision for loan losses of $154,000 during the six month period ended June 30, 2006 as compared to an $188,000 provision in the prior year period. Net loan charge-offs were $32,000 and $213,000 for the six months ended June 30, 2006 and 2005, respectively. The current year provision includes the establishment of loan loss reserves against a non-residential loan discussed above. The provision in the prior year includes the establishment, during the first quarter of 2005, of $105,000 of additional reserves against three non-accrual loans including two related purchased commercial business loans secured by medical equipment and one unsecured loan to an unrelated borrower. All three of these loans were charged-off in April, 2005 and represent the total charge-offs in the prior year period.

Non-Interest Income -
Non-interest income decreased by $136,000, to $825,000 for the six months ended June 30, 2006, compared to $961,000 for the six months ended June 30, 2005. The decrease was due to the $290,000 reduction in gains realized on the sale of stock in the Bank’s data processing provider, previously discussed, as well as a $21,000 decline in income from trading account securities offset by an increase of $88,000 in fees and service charges, primarily in accounts receivable service fees. In addition, the Company reported $51,000 in income from real estate operations which began in 2006 and a $35,000 gain on the sale of a real estate owned property.

Non-Interest Expense -
Non-interest expense increased by $143,000 to $2.31 million at June 30, 2006 compared to $2.17 million for the six months ended June 30, 2005. This increase resulted primarily from increased staffing costs of $51,000 due to normal salary increases and higher pension expense, offset by reduced ESOP expense, increased advertising cost of $27,000 as the Company continues to aggressively promote the products and services it offers in its community and increased professional fees of $80,000. The increase in professional fees relates to increases in legal, both internal and external auditing, brokerage, consulting on various topics and an extensive loan file review that occurred during the first quarter of 2006. Offsetting these increases was a decline of $47,000 in data processing costs, primarily in debit card and ATM processing fees, due in part to increased efficiencies which were undertaken during 2005.

Income Taxes -
For the six months ended June 30, 2006, income tax expense totaled $112,000, or an effective tax rate of 21.7% compared to $273,000, or an effective tax rate of 31.9% for the six months ended June 30, 2005. Both periods were positively impacted by the recognition of approximately $70,000 in low-income housing tax credits which have a greater impact on the effective tax rate in a lower earnings period compared to a higher earnings period.

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

Capital Requirement

At June 30, 2006, the bank was in compliance with all of its capital requirements as follows:

	June 30, 2006		December 31, 2005
		Percent of		Percent of
	Amount	Assets	Amount	Assets
Stockholders' equity of the Bank	$15,533,672	9.02%	$15,408,964	9.25%

Tangible capital	15,595,878	9.05%	$15,427,834	9.26%
Tangible capital requirement	2,585,000	1.50	2,498,000	1.50
Exess	$13,010,878	7.55%	$12,929,834	7.76%

Core capital	15,595,878	9.05%	$15,427,834	9.26%
Core capital requirement	5,169,000	3.00	4,996,000	3.00
Excess	$10,426,878	6.05%	$10,431,834	6.26%

Core and supplementary capital	16,326,920	15.31%	$16,176,694	15.85%
Risk-based capital requirement	8,530,000	8.00	8,165,000	8.00
Exess	$7,796,920	7.31%	$8,011,694	7.85%

Total Bank assets	$172,246,000		$166,531,000
Adjusted total Bank assets	172,308,000		$166,549,000
Total risk-weighted assets	106,628,000		$102,064,000

A reconciliation of consolidated stockholders' equity of the bank for financial reporting purposes to capital available to the Bank to meet regulatory capital requirements is as follows:

	June 30, 2006	December 31, 2005

Stockholders' equity of the Bank	$15,533,672	$15,408,964
Regulatory capital adjustment
for available for sale securities	62,206	18,870
Tangible and core capital	$15,595,878	$15,427,834
General loan loss reserves	731,042	748,860
Direct equity investments	0	0
Core and supplementary capital	$16,326,920	$16,176,694

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

	June 30,	December 31,
	2006	2005
	(Dollars in thousands)	(Dollars in thousands)

Non- accruing loans:
One to four family	843	527
Multi- family	---	---
Non- residential	1,102	707
Land	10	144
Commericial Business	---	---
Construction	---	---
Consumer	75	96
Total	2030	1474

Foreclosed assets:
One to four family	813	584
Multi-family	---	---
Non-residential	404	---
Construction	---	---
Consumer	---	---
Total	1,217	584

Other Assets:
Escrow advances on non performing loans	---	48
Total	0	48

Total non- performing assets	3,247	2,106

Total as a percentage of total assets	1.84%	1.24%

Non-performing assets increased during the past six months, totaling $3.25 million or 1.84% of total assets at June 30, 2006 compared to $2.11 million or 1.24% of total assets at December 31, 2005. The increase in the six month period related to a $760,000 non-residential participation loan on a motel property located in Elkhart Indiana as well as several delinquent single-family residential loans.

During the second quarter we made a $140,000 specific reserve on a loan to a professional services firm located in Lafayette Indiana. Although this loan was current at June 30, 2006, we have concerns regarding the value of the accounts receivable and real estate (second lien) which secure the loan as well as the borrowers past performance on this asset. In view of the above, there can be no assurance that we will not be required to make further reserves against this loan.

For the six months period ended June 30, 2006, gross interest, which would have been recorded, had the non-accruing loans been current in accordance with their original terms amounted to $54,000.

At June 30, 2006, the Bank had $1.2 million of other real estate owned, an increase of $632,000 from the balance at December 31, 2005. Included in other real estate owned at June 30, 2006, was a $408,000 single-family residence located in St. John, Indiana and a $403,000 of commercial retail property located in Highland, Indiana. Several of these properties are currently being rented while the Bank continues to actively pursue their ultimate disposition.

In addition to the non-performing assets set forth in the table above and the loan discussed in the preceding paragraph, as of June 30, 2006, there were no loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

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

Recent Developments

On July 26, 2006 the Company declared a cash dividend of $.08 per share, payable on August 23, 2006 to shareholders of record on August 9, 2006.

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

Item 2. CHANGES IN SECURITIES

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

(a)	The company held it Annual Meeting of Shareholders on April 26, 2006.
(b)	The names of each director elected at the Annual Meeting for three-year term are as follows:

	For	Withheld
Clement B. Knapp, Jr.	761,137	100,643
Donald L. Harle	761,137	100,643

The names of the other directors whose term of office continued after the Annual Meeting, are as follows:

Ronald W. Borto
Peter Korellis
Michael Mellon
John Pastrick
Robert E. Tolley

(c)	Ratification of the appointment of Cobitz, Vandenberg & Fennessey as the Company’s independent auditors for the year ending December 31, 2006.

	For	Against	Abstain
Number of Votes	795,381	187	66,211
Percentage of Votes
Eligible to Cast	79.92%	0.02%	6.65%
Actually Cast	92.30%	0.02%	7.68%

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibits:

Exhibit 11 Computation of earnings per share

Exhibit 31.1 Rule 13a-14 Certification of Clement B. Knapp, Jr.

Exhibit 31.2 Rule 13a-14 Certification of Scott S. Gyure.

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

Date: August 11, 2006

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