Form 10QSB
period 2006-09-30
AMB FINANCIAL CORP
filed 2006-11-01
CIK 915393

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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
Yes ☒ No ☐

As of November 1, 2006 there were 1,686,169 shares of the Registrant’s common stock issued and 1,057,490 shares outstanding.

Transitional Small Business Disclosure Format (check one) : Yes ☐ No ☒

AMB FINANCIAL CORP.

FORM 10-QSB

TABLE OF CONTENTS

		Page
Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statements of Financial Condition at September 30, 2006 (Unaudited) and December 31, 2005	3

	Consolidated Statements of Earnings for the three months ended September 30, 2006 and 2005(unaudited)	4

	Consolidated Statement of Changes in Stockholders Equity, nine months ended September 30, 2006 (unaudited)	5

	Consolidated Statements of Cash Flow for the nine months ended September 30, 2006 and 2005(unaudited)	6

	Notes to Unaudited Consolidated Financial Statements	7-8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-20

Item 3.	Control and Procedures	20

Part II.	OTHER INFORMATION	20

	Signatures Section 13 and 15d	22

	Index of Exhibits	23

	Earnings Per Share Analysis (Exhibit 11)	24

	Rule 13a-14 Certifications (Exhibits 31.1 and 31.2)	25-26

	Section 906 Certification (Exhibits 32.1 and 32.2)	27-28

AMB FINANCIAL CORP.
AND SUBSIDIARIES

Consolidated Statements of Financial Condition

	September 30,	December 31,
	2006	2005
	unaudited
Assets

Cash and amounts due from depository institutions	$3,926,825	$4,662,586
Interest-bearing deposits	3,019,268	4,376,425
Total cash and cash equivalents	6,946,093	9,039,011
Investment securities, available for sale, at fair value	3,182,087	3,188,251
Trading securities	332,005	329,045
Mortgage backed securities, available for sale, at fair value	1,354,816	1,664,278
Loans receivable (net of allowance for loan losses:
$661,587 at September 30, 2006 and
$748,859 at December 31, 2005)	147,083,571	140,034,877
Investment in LTD Partnership	761,948	797,948
Real estate owned	1,275,620	584,206
Stock in Federal Home Loan Bank of Indianapolis	1,712,700	1,802,600
Accrued interest receivable	779,500	706,561
Office properties and equipment- net	2,439,144	2,391,489
Real estate held for development	1,665,218	1,352,611
Bank owned life insurance	3,583,911	3,491,606
Prepaid expenses and other assets	4,910,735	5,083,393

Total assets	$176,027,348	$170,465,876

Liabilities and Stockholders' Equity

Liabilities

Deposits	$121,375,234	$127,434,994
Borrowed money	31,387,259	21,011,756
Guaranteed preferred beneficial interest in the
Company's subordinated debentures	5,000,000	5,000,000
Notes Payable	342,566	480,476
Other liabilities	3,116,675	2,394,018
Total liabilities	161,221,734	156,321,244

Stockholders' Equity

Preferred stock, $.01 par value; authorized
100,000 shares; none outstanding	—	—
Common Stock, $.01 par value; authorized 1,900,000 shares;
1,686,169 shares issued and 1,051,265 shares outstanding
at September 30, 2006 and 984,648 shares outstanding at December 31, 2005	16,862	16,862
Additional paid- in capital	11,510,362	11,391,083
Retained earnings, substantially restricted	10,007,948	10,021,965
Accumulated other comprehensive loss, net of tax	(23,556)	(18,870)
Treasury stock, at cost (634,904 shares at September 30, 2006
and 701,521 shares at December 31, 2005)	(6,706,002)	(7,266,408)
Total stockholders' equity	14,805,614	14,144,632

Total liabilities and stockholders' equity	$176,027,348	$170,465,876

See accompanying notes to unaudited consolidated financial statements.

AMB FINANCIAL CORP.
AND SUBIDIARIES

Consolidated Statements of Earnings
Unaudited

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005

Interest income
Loans	$2,489,786	$2,075,694	$7,117,765	$5,989,441
Mortgage-backed securities	16,930	19,509	53,959	70,135
Investment securities	40,106	33,211	119,136	83,349
Interest-bearing deposits	31,223	48,905	108,076	106,356
Dividends on FHLB stock	16,999	22,576	62,495	60,025
Total interest income	2,595,044	2,199,895	7,461,431	6,309,306

Interest expense
Deposits	1,008,625	750,425	2,922,475	1,967,685
Borrowings	499,237	357,870	1,296,000	1,001,272
Total interest expense	1,507,862	1,108,295	4,218,475	2,968,957

Net interest income	1,087,182	1,091,600	3,242,956	3,340,349
Provision for loan losses	59,019	47,418	213,441	235,082
Net interest income after
provision for loan losses	1,028,163	1,044,182	3,029,515	3,105,267

Non-interest income:
Loan fees and service charges	78,100	47,227	179,563	118,860
Deposit related fees	115,615	164,722	374,181	431,293
Other fee income	86,580	93,306	335,707	276,100
Gain (loss) on the sale of real estate owned	(3,152)	—	32,174	—
Rental Income	34,831	34,610	104,162	103,793
Unrealized gain on trading securities	18,362	1,052	2,960	6,394
Loss on sale of investment
securities available for sale	—	(69)	—	(69)
Loss from investment in limited partnership	—	(16,500)	(36,000)	(58,500)
Income from real estate held for development	—	—	50,598	—
Gain on sale of other assets	—	16,286	38,851	345,166
Increase in cash value of life insurance	31,123	30,383	92,305	90,574
Other income	4,873	5,329	16,750	23,606
Total non-interest income	366,332	376,346	1,191,251	1,337,217

Non-interest expense:
Staffing costs	563,665	588,834	1,744,391	1,718,504
Advertising	100,873	61,793	199,078	132,784
Occupancy and equipment expense	114,582	107,798	326,685	307,306
Data processing	114,089	191,535	360,920	485,697
Professional fees	64,439	51,713	251,223	158,872
Federal deposit insurance premiums	4,038	3,971	12,126	12,378
Other operating expenses	211,189	181,872	588,553	538,627
Total non-interest expense	1,172,875	1,187,516	3,482,976	3,354,168

Net income before income taxes	221,620	233,012	737,790	1,088,316
Provision for federal and state income taxes	40,833	58,942	152,956	331,909

Net income	$180,787	$174,070	$584,834	$756,407

Earnings per share- basic	$0.18	$0.18	$0.59	$0.79
Earnings per share- diluted	$0.18	$0.17	$0.58	$0.68

See accompanying notes to unaudited consolidated financial statements.

AMB FINANCIAL CORP
AND SUBIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Loss	Stock	Total

Balance at December 31, 2005	$16,862	11,391,083	10,021,965	(18,870)	(7,266,408)	14,144,632

Comprehensive income:
Net income			584,834			584,834
Other comprehensive loss,
net of income taxes:
Unrealized holding loss during the period				(4,686)		(4,686)
Total comprehensive income			584,834	(4,686)		580,148

Purchase of treasury stock (16,861 shares)					(247,182)	(247,182)
Exercise of 100,127 stock options,
and reissuance of treasury stock			(368,136)		807,588	439,452
Tax benefit related to stock options exercised		78,066				78,066
Stock option compensation		41,213				41,213
Dividends declared on
common stock ($.23 per share)			(230,715)			(230,715)

Balance at September 30, 2006 $	$16,862	11,510,362	10,007,948	(23,556)	(6,706,002)	14,805,614

See accompanying notes to unaudited consolidated financial statements.

AMB FINANCIAL CORP.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2006	2005
	(unaudited)

Cash flows from operating activities:
Net income	$584,834	756,407
Adjustments to reconcile net income to net cash:
Depreciation	150,531	154,724
Amortization of premiums and accretion of discounts	13,145	15,888
Federal Home Loan Bank stock dividend	—	(37,400)
Provision for loan losses	213,441	235,082
Increase in deferred compensation	53,701	53,901
ESOP compensation	—	104,250
Stock option compensation	41,213	—
Gain on sale of other assets	(38,851)	(345,166)
Unrealized gain on trading securities	(2,960)	(6,394)
Loss from limited partnership	36,000	58,500
Increase in cash surrender value of life insurance	(92,305)	(90,574)
Income from real estate held for development	(50,598)	—
Gain on sale of real estate owned	(32,174)	—
Increase in deferred income on loans	8,601	58,333
Increase in accrued interest receivable	(72,939)	(32,462)
Increase in accrued interest payable	33,268	19,695
Decrease in purchased accounts receivable	160,497	272,694
Change in current and deferred income taxes	(117,044)	331,909
Other, net	921,490	(254,621)

Net cash provided by operating activities	1,809,850	1,294,766

Cash flows from investing activities:
Proceeds from sale of Intrieve stock	38,851	360,166
Proceeds from maturity and early redemption of
investment securities	500,000	400,000
Purchase of investment securities	(506,021)	(1,010,156)
Proceeds from repayments of mortgage-backed securities	300,693	438,369
Proceeds from sale of mortgage-backed securities	—	2,316
Proceeds from redemption of Federal Home Loan Bank stock	89,900	—
Purchase of loans	(7,503,008)	(8,125,978)
Loan disbursements	(36,193,963)	(31,046,861)
Loan repayments	35,361,385	31,664,779
Proceeds from sale of real estate held for development	881,679	—
Purchase of real estate held for development	(1,143,688)	—
Proceeds from sale of real estate owned	405,577	—
Property and equipment expenditures, net	(198,186)	(127,435)

Net cash provided for investing activities	(7,966,781)	(7,444,800)

Cash flows from financing activities:
Net (decrease) increase in deposits	(6,059,760)	6,498,819
Proceeds from borrowed money	16,000,000	5,000,000
Repayment of borrowed money	(5,624,497)	(3,119,712)
Repayment of note payable	(137,910)	(140,434)
Decrease in advance payments by borrowers
for taxes and insurance	(75,375)	(347,842)
Proceeds from exercise of stock options	439,452	—
Purchase of treasury stock	(247,182)	(166,187)
Dividends paid on common stock	(230,715)	(192,179)

Net cash provided by financing activities	4,064,013	7,532,465

Net change in cash and cash equivalents	(2,092,918)	1,382,431

Cash and cash equivalents at beginning of period	9,039,011	8,352,775

Cash and cash equivalents at end of period	$6,946,093	9,735,206

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$4,185,207	2,949,262
Income taxes	270,000	—
Non-cash investing activities:
Transfer of loans to real estate owned	1,064,850	639,140

See accompanying notes to unaudited consolidated financial statements.

AMB Financial Corp.
And Subsidiaries

Notes to Consolidated Financial Statements

1.	Statement of Information Furnished

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. Generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In our opinion, all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position as of September 30, 2006, the results of operations for the three and nine months ended September 30, 2006 and 2005 and cash flows for the nine months ended September 30, 2006 and 2005 have been included. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The attached consolidated statements are those of AMB Financial Corp. (the “Holding Company”) and its consolidated subsidiaries American Savings, FSB (the “Bank”), the Bank’s wholly owned subsidiary NIFCO, Inc., and the wholly owned subsidiary of NIFCO, Inc., Ridge Management, Inc. The results of operations for the three and nine month period ended September 30, 2006 is not necessarily indicative of the results that may be expected for the full year.

2.	Earnings Per Share

Earnings per share for the three and nine month periods ended September 30, 2006 and 2005 were determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding (see Exhibit 11 attached). Stock options are regarded as common stock equivalents and are considered in diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method. ESOP shares not committed to be released to participants are not considered outstanding for purposes of computing earnings per share amounts.

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

Comparison of Financial Condition at September 30, 2006 and December 31, 2005

Total assets of the Company increased by $5.5 million to $176.0 million at September 30, 2006 from $170.5 million at December 31, 2005. The increase was primarily due to higher balances in net loans receivable which were funded in part by a decrease in cash and cash equivalents and an increase in borrowed money.

Cash and short-term investments totaled a combined $6.95 million at September 30, 2006, a decrease of $2.1 million, from the combined balances of $9.04 million at December 31, 2005. The decline in cash accounts during the period was used, in part, to fund the higher net loan receivable balances.

Investment securities, available for sale, decreased by $6,000 to $3.18 million at September 30, 2006. This portfolio consists primarily of U.S. government agency obligations. Unrealized losses in the available for sale investment portfolio amounted to $13,500 at September 30, 2006 compared to $12,600 at December 31, 2005

Trading account securities increased by $3,000 to $332,000 at September 30, 2006. The increase is attributable to an increase in unrealized appreciation in the portfolio. The trading accounting portfolio consists of holdings in small thrift and community bank stocks.

Mortgage-backed securities, available for sale, decreased by $309,000 to $1.35 million at September 30, 2006 due to amortization and prepayments. There were no new purchases of mortgage-backed securities over the most recent nine month period. Unrealized losses in the available for sale portfolio were $25,700 at September 30, 2006 compared to $18,800 at December 31, 2005. This portfolio consists of mostly fixed-rate pass-through securities.

Loans receivable increased $7.1 million, or 5.0%, to $147.1 million at September 30, 2006 from $140.0 million at December 31, 2005. The Bank originated loans of $36.2 million and purchased loans totaling $7.5 million, including $3.7 million in out of state adjustable rate single-family residential mortgage loans, $860,000 of adjustable rate single-family residential loans located locally, $770,000 in medical equipment loans, an out of state $1.0 million adjustable rate loan for the development of a 152 lot subdivision and a $500,000 local commercial participation loan during the nine months ended September 30, 2006, compared to $31.0 million of originations and $8.2 million of purchases during the prior year period. The originations in the current period included a $1.9 million adjustable rate land development loan to a local developer as well as a $915,000 multi-family loan in the local community. Offsetting originations and purchases were amortization and prepayments totaling $35.4 million and $31.7 million for the nine months ended September 30, 2006 and 2005, respectively.

The allowance for loan losses totaled $662,000, a decrease of $87,000 from the balance of $749,000 at December 31, 2005. The decrease was primarily due to the charge-off of a $286,000 commercial loan account during the third quarter of 2006. During the current nine month period, the Bank recorded $213,000 of loan loss provisions offset by net charge-offs of $300,000. The Bank’s allowance for loan losses to total loans outstanding was .45% at September 30, 2006 and .53% at December 31, 2005. Non-performing loans increased $132,000 to $1.61 million, or 1.09% of total loans receivable at September 30, 2006 compared to $1.47 million, or 1.05% of total loans receivable at December 31, 2005. The ratio of allowance for loan losses to non-performing loans was 41.19% at September 30, 2006 compared to 50.80% at December 31, 2005.

At September 30, 2006, the Bank had $1.3 million of other real estate owned, an increase of $691,000 from the balance at December 31, 2005. Included in other real estate owned at September 30, 2006, was a $408,000 single-family residence located in St. John, Indiana and a $403,000 commercial office building located in Highland, Indiana. Several of these properties are currently being rented while the Bank continues to actively pursue their ultimate disposition.

The Company has acquired, in conjunction with an agreement with a local builder, nine vacant lots on which to construct single-family residences. During the current nine month period, the investment in real estate held for development increased by $313,000 to $1.67 million from $1.35 million at December 31, 2005 as additional expenditures of $1.14 million were offset by proceeds from the sale of two properties totaling $882,000. One additional property is complete and available for sale, while two other properties are in the late stages of completion and should be available for sale during the fourth quarter. The properties being built on are located within the local community of the Bank.

Deposits decreased $6.0 million, to $121.4 million at September 30, 2006 from $127.4 million at December 31, 2005. The net decrease in deposits is primarily attributed to increased competition for deposits from special rate promotions and management’s view that aggressive pricing for these deposits was not justified and could be replaced with short-term borrowings. Certificates of deposit comprise the largest portion of the Bank’s total deposits, totaling $79.2 million or 65.3% of the Bank’s total deposits at September 30, 2006, compared to $82.1 million or 64.4% of total deposits at December 31, 2005. Passbook accounts totaled $18.1 million or 14.9% of the Bank’s total deposits at September 30, 2006 compared to $19.5 million or 15.3% of total deposits at December 31, 2005. Demand deposits and NOW accounts totaled $13.3 million or 11.0% of the Bank’s total deposits at September 30, 2006, compared to $12.9 million or 10.1% of total deposits at December 31, 2005. Money market accounts totaled $10.8 million or 8.8% of the Bank’s total deposits at September 30, 2006 compared to $13.0 million or 10.2% of total deposits at December 31, 2005.

Borrowed money, which consisted of Federal Home Loan Bank of Indianapolis (“FHLB”) advances, increased by $10.4 million at September 30, 2006 to $31.4 million. There is currently $10.0 million of FHLB advances maturing over the next twelve month period at a weighted average rate of 4.84%. As of September 30, 2006, the weighted average term to maturity of the FHLB advances was 2.5 years compared to 3.0 years at December 31, 2005.

Total stockholders’ equity of the Company increased by $661,000 to $14.8 million, or 8.41% of total assets, at September 30, 2006, compared to $14.1 million, or 8.30% of total assets at December 31, 2005. The increase was due to net income of $585,000, the exercise of stock options and the related tax benefits totaling $518,000, and activities associated with the stock option plans of $41,000 offset by the Company’s repurchase of common stock in the amount of $247,000, the payment of $231,000 in cash dividends and an increase in unrealized holding losses on securities available for sale, net of tax, in the amount of $5,000. The Company may, from time to time, based on market conditions, continue modest repurchases of stock as previously announced.

Comparison of the Results of Operations for the Three Months Ended September 30, 2006 and 2005

General -

Net income for the three months ended September 30, 2006 was $181,000, or $.18 per diluted share, compared to net income of $174,000, or $.17 per diluted share for the three months ended September 30, 2005. The 2006 third quarter performance resulted in an annualized return on average stockholders’ equity of 4.98%, identical to the third quarter of 2005 and an annualized return on average assets of .42% for the third quarter of 2006 as compared to .41% for the third quarter of 2005.

Net Interest Income -

Net interest income was $1.087 million for the current quarter, compared to $1.091 million for the quarter ended September 30, 2005, a decrease of $4,000. The Company’s average interest-earning assets increased to $156.7 million for the three months ended September 30, 2006 compared to $147.7 million for the three months ended September 30, 2005. On a year-over-year basis, the Company’s net interest margin decreased 18 basis points to 2.78% for the current quarter, compared to 2.96% for the prior year’s quarter due to a combination of rising short-term interest rates, a flattening yield curve environment and continued higher deposit pricing driven by increased pricing competition and a shift of funds out of lower cost core deposits into certificates of deposit.

The average yield on interest-earnings assets increased 66 basis points to 6.62% for the three months ended September 30, 2006 from 5.96% for the three months ended September 30, 2005. This increase was due primarily to an increase in the yield on loans receivable. Interest income on loans receivable increased $414,000 due in part to a $13.3 million increase in the average balance of loans receivable to $147.7 million at September 30, 2006 compared to the prior year period. The yield on loans receivable increased 56 basis points to 6.74% at September 30, 2006 compared to 6.18% in the 2005 period, primarily as a result of new fixed rate originations at rates higher than the loan portfolio and increased collections on nonaccrual loans, as well as increases in the yield on both equity lines of credit and other adjustable rate loans tied to the prime rate or other short-term indexes. The yield on all other interest-earning assets, with the exception of Federal Home Loan Bank of Indianapolis stock, also benefited from rising rates, but their impact was negligible due to the relatively small average balance in each category.

The average cost of interest-bearing liabilities increased 83 basis points to 3.86% for the three months ended September 30, 2006 from 3.03% for the three months ended September 30, 2005. This increase was primarily due to an increase in the cost of deposits as well as an increase in the cost of the Company’s trust preferred securities. The cost of deposits increased 80 basis points to 3.32% for the third quarter of 2006 from 2.52% for the third quarter of 2005 mostly due to higher rates on certificates of deposit driven by higher short-term interest rates and competitive deposit pricing. The cost of the Company’s underlying subordinated debt of the trust preferred securities increased by 208 basis points due to the upward repricing of this floating rate borrowing.

Provision for Loan Losses -

Based on management’s assessment of the adequacy of the loan loss reserve, the Company recorded a provision for loan losses of $59,000 during the three month period ended September 30, 2006 as compared to a $47,000 provision in the prior year period. During the current year’s quarter, the Company charged-off a $286,000 commercial loan to a professional services firm which was discussed during the second quarter of this year. Net charge-offs in the prior year’s quarter were $19,000, including $10,000 relating to automobile loans and $9,000 in credit card loans. At September 30, 2006, the Bank’s allowance for loan losses was $662,000, which equaled .45% of total net loans receivable, compared to $749,000, or .53% of total net loans receivable at December 31, 2005. At September 30, 2006, the Company was aware of no regulatory directives or suggestions that the Company make additional provisions for losses on loans.

Non-Interest Income -

Non-interest income decreased to $367,000 in the current quarter, compared to $376,000 reported in last year’s third quarter. The decrease in non-interest income was attributable, in part, to a $16,000 gain reported in the prior year’s quarter from the sale of stock in the Bank’s data processing provider as well as a decline of $37,000 in overdraft fee income from the NOW account overdraft protection program and, to a lesser extent, to lower ATM surcharge fees of $12,000. The decline in overdraft activity was due, in part, to a recent amendment in regulatory disclosures regarding overdrawn ATM transactions which resulted in lower volumes and a decrease in the number of such transactions. The Company also reported a decrease of $7,000 in service fee income related to accounts receivable serviced for others as $1.0 million in such receivables paid off during the second quarter of 2006. Offsetting these decreases was an increase in unrealized gains of $17,000 from trading account securities as the market price of the Company’s portfolio of small thrift and community bank stock increased due to the general upward bias in financial institution stock prices during the quarter. Loan related fees and charges also increased during the quarter compared to the 2005 quarter by $31,000 due to an increase in mortgage release fees related to a loan on an out of state condominium conversion which paid off during the third quarter of 2006.

In addition, the Company reported no loss in the current quarter, compared to a loss of $16,000 in the prior year’s quarter, related to an investment in a low-income housing joint venture. The improved performance of this venture in the current year compared to the prior year is due to higher revenue due to increased occupancy rates, lower operating expenses and decreased interest charges. As a result of this investment, the Company recorded an offsetting $35,000 in federal income tax credits during both periods which resulted in the reduction of the Company’s effective tax rate.

Non-Interest Expense -

Non-interest expense increased by $14,000 to $1.173 million in the current quarter, compared to $1.187 million reported in last year’s third quarter. The increase reflected decreased data processing costs of $77,000 due, in part, to increased efficiencies which were undertaken in 2005 as well as a $29,000 deconversion charge incurred in 2005 to convert all ATM and debit card operations from a third-party vendor to the Bank’s data processing provider. In addition, staffing costs declined by $26,000, primarily due to a decline in ESOP related expenses. Offsetting these declines was an increase in advertising costs of $39,000 as the Company continues to promote heavily through monthly newspaper advertisements, their current loan and deposit products as well as the Bank’s image in the local community. Additionally increases in professional fees of $12,000, net real estate owned expenses of $22,000 and meetings, seminar and convention expenses of $11,000 occurred.

Income Taxes -

For the three months ended September 30, 2006, income tax expense totaled $41,000, or an effective tax rate of 18.4% compared to $59,000, or an effective tax rate of 25.3% for the three months ended September 30, 2005. Both periods were positively impacted by the recognition of approximately $35,000 in low-income housing tax credits which have a greater impact on the effective rate in a lower earnings period compared to a higher earnings period.

Comparison of the Results of Operations for the Nine months Ended September 30, 2006 and 2005

General -

Net income for the nine months ended September 30, 2006 was $585,000, or $.58 per diluted share, compared to net income of $756,000, or $.74 per diluted share for the nine months ended September 30, 2005. The decrease in earnings is primarily due to the aforementioned gain on the sale of the Bank’s stock investment in its data processing provider reported in the prior year, lower net interest income and increased non-interest expense offset by a lower loan loss provision and decreased income tax expense.

Net Interest Income -

Net interest income was $3.24 million for the nine months ended September 30, 2006, compared to $3.34 million for the nine months ended September 30, 2005, a decrease of $98,000. The decrease was due to a reduction in the Company’s net interest margin and net interest rate spread which was 2.77% and 2.76% for the nine months ended September 30, 2006 compared to 3.10% and 3.07% for the nine months ended September 30, 2005.

The average yield on interest-earning assets increased 53 basis points to 6.38% for the nine months ended September 30, 2006 from 5.85% for the nine months ended September 30, 2005. As was the case with the three month comparison, the increase was due primarily to an increase in the yield on loans receivable and, to a lesser extent, interest-bearing deposits. The yield on loans receivable increased to 6.50% for the nine months ended September 30, 2006 from 6.06% for the prior year nine month period primarily as a result of new fixed rate originations at rates higher than the loan portfolio and also to increases in the yield on both equity lines of credit and other adjustable rate loans tied to the prime rate or other short-term index. The yield on interest-bearing deposits increased to 4.47% for the nine months ended September 30, 2006 from 2.92% for the nine months ended September 30, 2005 as a result of continued rising short-term interest rates.

The average cost of interest-bearing liabilities increased 84 basis points to 3.62% for the nine months ended September 30, 2006 from 2.78% for the nine months ended September 30, 2005. This increase was primarily due to an increase in the cost of deposits as well as an increase in the cost of the Company’s trust preferred securities. The cost of deposits increased 87 basis points to 3.12% for the nine months of 2006 from 2.25% for the nine months of 2005 mostly due to higher rates on certificates of deposit and more aggressive deposit pricing as the Company attempts to compete for deposit growth in its market. The cost of the Company’s underlying subordinated debt of the trust preferred securities increased by 203 basis points to 8.99% at September 30, 2006 as the interest rate to which the debt is pegged increased dramatically between the periods.

Provision for Loan Losses -

Based on management’s assessment of the adequacy of the loan loss reserve, the Company recorded a provision for loan losses of $213,000 during the nine month period ended September 30, 2006 as compared to a $253,000 provision in the prior year period. Net loan charge-offs were $300,000 and $232,000 for the nine months ended September 30, 2006 and 2005, respectively. The current year provision includes the establishment of $108,000 of additional loan loss reserves against the commercial loan charged-off during the most recent quarter, discussed above. The provision in the prior year includes the establishment, during the first quarter of 2005 of $105,000 of additional reserves against three non-accrual loans including two related purchased commercial business loans secured by medical equipment and one unsecured loan to an unrelated borrower. All three of these loans were charged-off in April, 2005.

Non-Interest Income -

Non-interest income decreased by $145,000, to $1.19 million for the nine months ended September 30, 2006, compared to $1.34 million for the nine months ended September 30, 2005. The decrease was due to the $306,000 reduction in gain realized on the sale of stock in the Bank’s data processing provider, previously discussed, offset by an increase of $64,000 in fees and service charges, primarily in mortgage loan release fees discussed above and in accounts receivable service fees. In addition, the Company reported $51,000 in income from real estate operations which began in 2006 and a $32,000 gain on the sale of real estate owned properties.

In addition, the Company also recorded a loss of $36,000 during the nine months ended September 30, 2006 as compared to a loss of $58,000 recorded in the year ago period, related to an investment in a low-income housing joint venture. The improved performance of this venture in the current year compared to the prior year resulted from higher revenue due to increased occupancy rates, lower operating expenses and decreased interest charges. As a result of this investment, the Company recorded an offsetting $105,000 in federal income tax credits during both periods which resulted in the reduction of the Company’s effective income tax rate.

Non-Interest Expense -

Non-interest expense increased by $129,000 to $3.48 million at September 30, 2006 compared to $3.35 million for the nine months ended September 30, 2005. This increase resulted primarily from increased staffing costs of $25,000 due to normal salary increases and higher pension expense, offset by reduced ESOP expense, increased advertising costs of $66,000, increased real estate owned expenses of $23,000 due to the volume of real estate owned properties and increased professional fees of $92,000. The increase in professional fees relates to increases in legal, both internal and external auditing, brokerage, consulting on various topics and an extensive loan file review that occurred during the first quarter of 2006. Offsetting these increases was a decline of $124,000 in data processing costs, primarily in debit card and ATM processing fees, due in part to increased efficiencies which were undertaken during 2005.

Income Taxes -

For the nine months ended September 30, 2006, income tax expense totaled $153,000, or an effective tax rate of 20.7% compared to $332,000, or an effective tax rate of 30.5% for the nine months ended September 30, 2005. Both periods were positively impacted by the recognition of approximately $105,000 in low-income housing tax credits which have a greater impact on the effective tax rate in a lower earnings period compared to a higher earnings period.

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

Capital Requirement

At September 30, 2006, the Bank was in compliance with all of its capital requirements as follows:

	September 30, 2006		December 31, 2005
		Percent of		Percent of
	Amount	Assets	Amount	Assets
Stockholders' equity of the Bank	$15,614,570	9.08%	$15,408,964	9.25%

Tangible capital	15,638,126	9.10%	$15,427,834	9.26%
Tangible capital requirement	2,578,000	1.50	2,498,000	1.50
Exess	$13,060,126	7.60%	$12,929,834	7.76%

Core capital	15,638,126	9.10%	$15,427,834	9.26%
Core capital requirement	5,157,000	3.00	4,996,000	3.00
Excess	$10,481,126	6.10%	$10,431,834	6.26%

Core and supplementary capital	16,299,713	15.41%	$16,176,694	15.85%
Risk-based capital requirement	8,462,000	8.00	8,165,000	8.00
Exess	$7,837,713	7.41%	$8,011,694	7.85%

Total Bank assets	$171,873,000		$166,531,000
Adjusted total Bank assets	171,896,000		$166,549,000
Total risk-weighted assets	105,773,000		$102,064,000

A reconciliation of consolidated stockholders' equity of the Bank for financial reporting purposes to capital available to the Bank to meet regulatory capital requirements is as follows:

	September 30, 2006	December 31, 2005

Stockholders' equity of the Bank	$15,614,570	$15,408,964
Regulatory capital adjustment
for available for sale securities	23,556	18,870

Tangible and core capital	$15,638,126	$15,427,834
General loan loss reserves	661,587	748,860

Core and supplementary capital	$16,299,713	$16,176,694

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

	September 30, 2006	December 31, 2005
	(Dollars in thousands)
Non- accruing loans:
One to four family	$921	$527
Multi- family	—	—
Non- residential	338	707
Land	—	144
Construction	264	—
Consumer	83	96

Total	1,606	1,474

Foreclosed assets:
One to four family	872	584
Multi-family	—	—
Non-residential	404	—
Construction	—	—
Consumer	—	—

Total	1,276	584

Other Assets:
Escrow advances on non performing loans	—	48

Total	—	48

Total non- performing assets	$2,882	$2,106

Total as a percentage of total assets	1.64%	1.24%

Non-performing assets increased during the past nine months, totaling $2.88 million or 1.64% of total assets at September 30, 2006 compared to $2.11 million or 1.24% of total assets at December 31, 2005. The increase in the nine month period relates to a $264,000 single family residence construction loan located in Merrillville as well as several delinquent single family residential loans.

For the nine month period ended September 30, 2006, gross interest, which would have been recorded, had the non-accruing loans been current in accordance with their original terms amounted to $52,000.

At September 30, 2006, the Bank had $1.3 million of other real estate owned, an increase of $692,000 from the balance at December 31, 2005. Included in other real estate owned at September 30, 2006, was a $408,000 single-family residence located in St. John, Indiana and a $403,000 commercial retail property located in Highland, Indiana. Several of these properties are currently being rented while the Bank continues to actively pursue their ultimate disposition.

In addition to the non-performing assets set forth in the table above as of September 30, 2006, there were no loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

Management has considered the Company’s non-performing and “of concern” assets in establishing its allowance for loan losses.

Liquidity and Capital Resources

The Company’s principal sources of funds are cash dividends paid by the Bank and liquidity generated by investments or borrowings. The Company’s principal uses of funds are cash dividends to shareholders as well as real estate held for development acquisitions and stock repurchases.

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

Recent Developments

On October 25, 2006 the Company declared a cash dividend of $.08 per share, payable on November 25, 2006 to shareholders of record on November 10, 2006.

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

AMB FINANCIAL CORP. Registrant

Date: November 1, 2006
	By:	/s/ Clement B. Knapp, Jr.
President and Chief Executive Officer (Duly Authorized Representative)

By:	/s/ Scott S. Gyure
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibits No.

11	Statement re: Computation of Earnings Per Share

31.1	Rule 13a-14 Certification

31.2	Rule 13a-14 Certification

32.1	Section 906 Certification of CEO

32.2	Section 906 Certification of CFO

EXHIBIT 11

EXHIBIT 11

	Three Months	Three Months
	Ended	Ended
	September 30, 2006	September 30, 2005

Net Income	$180,787	174,070

Weighted average shares outstanding
for basic EPS computation	1,010,880	974,143

Reduction for common shares not yet
released by Employee Stock Ownership Plan	0	(8,368)

Total weighted average common shares
outstanding for basic computation	1,010,880	965,775

Basic earnings per share	$0.18	$0.18

Total weighted average common shares
outstanding for basic computation	1,010,880	965,775

Common stock equivalents due to
dilutive effect of stock options	7,020	57,023

Total weighted average common shares and
equivalents outstanding for diluted computation	1,017,900	1,022,798

Diluted earnings per share	$0.18	$0.17

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2006	September 30, 2005

Net Income	$584,834	756,407

Weighted average shares outstanding
for basic EPS computation	997,862	976,561

Reduction for common shares not yet
released by Employee Stock Ownership Plan	0	(16,734)

Total weighted average common shares
outstanding for basic computation	997,862	959,827

Basic earnings per share	$0.59	$0.79

Total weighted average common shares
outstanding for basic computation	997,862	959,827

Common stock equivalents due to
dilutive effect of stock options	6,375	57,868

Total weighted average common shares and
equivalents outstanding for diluted computation	1,004,237	1,017,695

Diluted earnings per share	$0.58	$0.74