Form 10KSB
period 2006-12-31
AMB FINANCIAL CORP
filed 2007-03-30
CIK 915393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Common Stock, par value $0.01 per share
(Title of class)

Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES ☒. NO ☐.

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

The Registrant had $ 11.4 million in gross income for the year ended December 31, 2006.

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and asked price of such stock as of March 15, 2007 was $9.8 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

As of March 28, 2007, there were issued and outstanding 1,040,654 shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Parts II and IV of Form 10-KSB - Annual Report to Stockholders for the fiscal year ended December 31, 2006.
Part III of Form 10-KSB - Proxy Statement for the 2006 Annual Meeting of Stockholders.

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

We serve the financial needs of families and local businesses in our primary market area, northwest Lake County, Indiana, through our main office located in Munster, Indiana and two branch offices located in the communities of Dyer and Hammond, Indiana. Our deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (the “FDIC”). At December 31, 2006, we had total assets of $182.3 million, deposits of $124.9 million and stockholders’ equity of $14.7 million or 8.04% of total assets.

Our executive office is located at 8230 Hohman Avenue, Munster, Indiana 46321-1578 and our telephone number at that address is (219) 836-5870.

Recent Activity

As reported on Form 8-K, on March 22, 2007, we completed a sale of an aggregate amount of $3,000,000 in trust preferred securities, liquidation amount $1,000 per security, through a newly formed Delaware statutory trust subsidiary, AMB Financial Trust II. Also, as reported on Form 8-K, on March 23, 2007, we entered into a credit agreement with U.S. Bank National Association to provide a revolving line of credit to us in the amount of $2,000,000. These transactions complete our redemption of approximately $5,000,000 of trust preferred securities previously issued through AMB Financial Trust I, the Company’s Connecticut statutory trust subsidiary.

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

	December 31,
	2006		2005		2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real Estate Loans:
One-to four-family	$105,223	67.08%	$92,809	64.02%	$87,607	66.65%	$78,948	64.43%	$81,827	69.64%
Multi-family	8,319	5.30	8,956	6.18	7,320	5.57	11,128	9.08	4,196	3.57
Non-residential	18,190	11.60	17,111	11.80	18,026	13.71	14,711	12.01	11,002	9.36
Construction	6,424	4.09	6,737	4.65	3,576	2.72	2,053	1.68	2,771	2.36
Land	8,480	5.41	6,891	4.75	5,197	3.96	4,544	3.71	5,015	4.27
Total real estate loans	146,636	93.48	132,504	91.40	121,726	92.61	111,384	90.91	104,811	89.20

Other Loans:
Consumer Loans:
Deposit account	126	0.08	91	0.06	160	0.12	180	0.15	183	0.15
Credit Card	449	0.28	421	0.29	365	0.28	408	0.33	443	0.38
Line of credit(1)	5,523	3.52	6,208	4.28	5,330	4.05	5,004	4.08	4,499	3.83
Other	1,189	0.76	2,286	1.58	1,414	1.08	1,389	1.13	1,026	0.87
Total consumer loans	7,287	4.64	9,006	6.21	7,269	5.53	6,981	5.69	6,151	5.23
Commercial business loans	2,943	1.88	3,465	2.39	2,444	1.86	4,158	3.40	6,546	5.57
Total loans receivable	156,866	100.00%	144,975	100.00%	131,439	100.00%	122,523	100.00%	117,508	100.00%

Less:
Loans in process	5,394		4,182		1,413		1,359		2,505
Net deferred yield adjustments	85		9		(32)		(78)		(153)
Allowance for losses	686		749		716		1,033		838
Total loans receivable, net	$150,701		$140,035		$129,342		$120,209		$114,318

(1) Substantially all of which are secured by residential real estate.

The following table shows the composition of our loan portfolios by fixed- and adjustable-rate at the dates indicated.

	December 31,
	2006		2005		2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Fixed Rate Loans:
Real estate:
One-to four-family	$80,520	51.33%	$73,461	50.67%	$73,666	56.05%	$68,081	55.56%	$63,647	54.17%
Multi-family	8,026	5.11	8,374	5.78	5,752	4.38	6,454	5.27	2,718	2.31
Non-residential	13,325	8.50	13,652	9.42	15,203	11.56	11,520	9.40	8,396	7.14
Construction	2,649	1.69	—	—	2,016	1.53	1,576	1.29	1,247	1.06
Land	654	0.42	877	0.60	974	0.74	545	0.45	339	0.29
Total real estate loans	105,174	67.05	96,364	66.47	97,611	74.26	88,176	71.97	76,347	64.97
Consumer	1,314	0.83	2,313	1.59	1,939	1.48	1,941	1.58	1,630	1.39
Commercial business	1,000	0.64	2,739	1.89	1,469	1.12	2,436	1.99	4,313	3.67
Total fixed-rate loans	107,488	68.52	101,416	69.95	101,019	76.86	92,553	75.54	82,290	70.03

Adjustable Rate Loans:
Real estate:
One-to four-family	24,703	15.75	19,348	13.35	13,941	10.60	10,867	8.87	18,180	15.47
Multi-family	293	0.19	582	0.40	1,568	1.19	4,674	3.81	1,478	1.26
Non-residential	4,865	3.10	3,459	2.38	2,823	2.15	3,191	2.61	2,606	2.22
Construction	3,775	2.40	6,737	4.65	1,560	1.19	477	0.39	1,524	1.30
Land	7,826	4.99	6,014	4.15	4,223	3.22	3,999	3.26	4,676	3.98
Total real estate loans	41,462	26.43	36,140	24.93	24,115	18.35	23,208	18.94	28,464	24.23
Consumer	5,973	3.81	6,693	4.62	5,330	4.05	5,040	4.11	4,521	3.84
Commercial business	1,943	1.24	726	0.50	975	0.74	1,722	1.41	2,233	1.90
Total adjustable-rate loans	49,378	31.48	43,559	30.05	30,420	23.14	29,970	24.46	35,218	29.97

Total loans receivable	156,866	100.00%	144,975	100.00%	131,439	100.00%	122,523	100.00%	117,508	100.00%

Less:
Loans in process	5,394		4,182		1,413		1,359		2,505
Net deferred yield adjustments	85		9		(32)		(78)		(153)
Allowance for losses	686		749		716		1,033		838
Total loans receivable, net	$150,701		$140,035		$129,342		$120,209		$114,318

The following table illustrates the interest rate sensitivity of the loan portfolio at December 31, 2006. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract requires the final payment to be made. This is shown without regard to interest rate adjustments. The table does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Real Estate
	One-to Four Family		Non-residential and multi-family		Construction		Land		Consumer		Commercial Business		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Due During the Period Ending December 31,
2007	$6,671	7.94%	$2,405	7.99%	$3,675	8.61%	$5,134	8.78%	$5,981	9.43%	$479	9.18%	$24,345	8.61%
2008 to 2009	5,715	6.59	7,719	6.70	860	8.28	2,984	8.44	352	6.47	912	6.83	18,542	7.02
2010 to 2011	11,507	6.29	9,562	6.66	846	7.12	156	6.12	559	7.66	498	9.50	23,128	6.57
2012 to 2016	10,801	6.02	4,093	6.96	—	—	32	5.87	368	6.44	1,054	8.72	16,348	6.43
2017 and following	70,529	6.08	2,730	6.17	1,043	6.48	174	7.12	27	9.00	—	—	74,503	6.09
Total	$105,223	6.24%	$26,509	6.79%	$6,424	8.02%	$8,480	8.57%	$7,287	9.00%	$2,943	8.34%	$156,866	6.66%

As of December 31, 2006, the total amount of loans due after December 31, 2007 which had predetermined interest rates was $104.0 million. The total amount of loans due after such dates which have floating or adjustable interest rates is $28.5 million.

Under federal law, the aggregate amount of loans that we are permitted to make to any one borrower is generally limited to 15% of unimpaired capital and surplus (25% if the security for such loan has a “readily marketable” value or 30% for certain residential development loans). At December 31, 2006, our regulatory loan-to-one borrower limit was approximately $2.3 million. On the same date, we had no borrowers with outstanding balances in excess of this amount. As of December 31, 2006, the largest dollar amount of indebtedness to one borrower or group of related borrowers was a $2.3 million land development loan located in Northwest Indiana. On the same date, this loan was performing in accordance with its terms.

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

One-to-Four Family Residential Real Estate Lending. The cornerstone of our lending program is the origination of long-term permanent loans secured by mortgages on owner-occupied one- to four-family residences. At December 31, 2006, $105.2 million, or 67.08% of our loan portfolio consisted of permanent loans on one- to four-family residences. At that date, the average outstanding residential loan balance was $107,000 and the largest outstanding residential loan had a principal balance of $876,000. Virtually all of the residential loans we originate are secured by properties located in our market area. However, we have purchased a number of one-to-four family residential loans secured by properties located out of our market area in the last three years. See “Originations, Sales and Purchases of Loans.”

We originate 15-30-year fixed rate loans secured by one- to four-family residential real estate as a result of continued consumer demand. We monitor the volume and rate of our fixed rate loans to ensure compliance with our asset/liability management policy. At December 31, 2006, we had, exclusive of balloon loans, $11.6 million of fixed-rate residential loans with less than 10 years to contractual maturity, $18.2 million of fixed-rate residential loans with remaining contractual maturities between 10 and 20 years and $32.2 million of fixed-rate residential loans with remaining contractual maturities in excess of 21 years in its portfolio. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management” in our Annual Report to Stockholders for the year ended December 31, 2006 attached hereto as Exhibit 13 (the “Annual Report”).

In addition, we originate (subject to consumer demand) and acquire adjustable rate mortgage and balloon loans to reduce our exposure to changes in interest rates. We retain and service all adjustable rate mortgages and balloon loans we originate. We make such loans at rates, terms and points determined in accordance with market and competitive factors. Our current one- to four-family residential adjustable rate mortgages are fully amortizing loans with contractual maturities of up to 30 years. The interest rates on the adjustable rate mortgages we originate are generally subject to adjustment at three-year intervals based on a margin over the Three Year Treasury Securities Constant Maturity Index. Decreases or increases in the interest rate of our adjustable rate mortgages are generally limited to 5% above or below the initial interest rate over the life of the loan. Our adjustable rate mortgages are not convertible into fixed-rate loans, do not contain prepayment penalties and do not produce negative amortization. Adjustable rate mortgage loans may be assumed by other lenders provided home buyers meet our underwriting standards and the applicable fees are paid. At December 31, 2006, the total balance of one- to four-family adjustable rate mortgages was $24.7 million.

Our balloon loans generally carry three to five year terms and 25 year amortization schedules. On December 31, 2006, we had $18.5 million of one -to-four family balloon loans.

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

As of December 31, 2006, we had sixteen one- to four-family residential mortgage loans having an aggregate balance of $9.1 million with current balances in excess of $417,000, the 2006 Freddie Mac maximum. Our delinquency experience on our loans in excess of this maximum has been similar to our experience on other residential loans.

Our residential mortgage loans customarily include due-on-sale clauses giving us the right to declare the loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the property subject to the mortgage and the loan is not repaid.

Non-Residential and Multi-Family Real Estate Lending. We both originate and purchase permanent non-residential and multi-family real estate loans. We have increased these types of loans in recent years in accordance with our asset/liability management policy and favorable market conditions. Most of our originated non-residential and multi-family loans are located in our primary market area while our purchased loans are located throughout the United States. During fiscal 2006, we did not purchase any non-residential or multi-family real estate loans. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management” in the Annual Report.

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

The table below sets forth by type of security property the estimated number, loan amount and outstanding balance of our non-residential and multi-family real estate loans at December 31, 2006.

	Number of Loans	Original Loan Amount	Outstanding Principal Balance
	(Dollars in Thousands)
Multi-family	22	$9,007	$8,319
Office	6	2,192	1,761
Retail	8	4,018	3,449
Commercial building	22	5,324	4,711
Restaurants	9	3,738	3,381
Hotel	6	3,394	2,731
Other	10	2,421	2,157
Total	83	$30,094	$26,509

At December 31, 2006, our largest multi-family and largest nonresidential real estate loans totaled $938,000 and $1.4 million, and consisted of a loan on a 28 unit town home complex located in Northwest Indiana and a loan on a restaurant located in Northern Illinois, respectively. As of December 31, 2006, both of these loans were performing in accordance with their terms.

Non-residential and multi-family real estate loans generally present a higher level of risk than loans secured by one- to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by non-residential and multi-family residential real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower’s ability to repay the loan may be impaired. At December 31, 2006, we had $339,000 of nonresidential and multi-family loans which were 90 days or more delinquent.

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

We also make loans to builders and developers “on speculation” to finance the construction of residential property where an independent appraisal shows that a ready market exists for the property as completed. Such loans generally have adjustable interest rates based upon prime with terms from six months to one year. The proceeds of the loan are advanced during construction based upon the percentage of completion as determined by an inspection. The loan amount normally does not exceed 80% of projected completed value for homes that have been pre-sold to the ultimate occupant. For loans to builders for the construction of homes not pre-sold, which may carry a higher risk, the loan-to value ratio is generally limited to 75%. Whether we are willing to provide permanent takeout financing to the purchaser of the home is determined independently of the construction loan by a separate underwriting process. At December 31, 2006, we had construction loans with outstanding aggregate balances of $2.9 million secured by one-to-four family residential property built on speculation.

We also occasionally originate construction financing on non-residential and multi-family real estate. However, there were no loans of this type outstanding as of December 31, 2006. Additionally, we participate with other lenders in loans to developers and builders to finance multi-family housing and commercial property construction. At December 31, 2006, we were involved in two out-of-state participation construction loans with an outstanding balance of $1.4 million (includes $1.0 million in undisbursed loan proceeds) to construct commercial properties.

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

Land Lending. Land loans, which include vacant land and developed lots, are made to various builders and developers with whom we have pre-existing relationships. All originated land loans are secured by land zoned for residential developments and located within our market area. Disbursements related to acquisition and development land loans are typically based on the construction cost estimate of an independent architect or engineer who inspects the project in connection with significant disbursement requests. At December 31, 2006, we had $8.5 million in loans secured by land, representing 5.41% of our entire gross loan portfolio.

On occasion, we participate with other lenders in loans to developers and builders to finance land acquisition and development. At December 31, 2006, we were involved in two out of state land development participation loans with an outstanding balance of $2.5 million (includes $1.1 million in undisbursed loan proceeds).

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

As of December 31, 2006, we had no non-performing land loans. See “Delinquencies and Non-Performing Assets.”

Consumer Lending. We believe that offering consumer loan products helps to expand the customer base and to create stronger ties to the existing customer base. In addition, because consumer loans generally have shorter terms to maturity and carry higher rates of interest than do residential mortgage loans, they can be valuable asset/liability management tools. For these reasons, we have been increasing our originations of consumer loans. We currently originate substantially all of our consumer loans in our market area. At December 31, 2006, our consumer loans totaled $7.3 million representing 4.64% of the gross loan portfolio.

We offer a variety of secured consumer loans, including home equity lines of credit, home improvement loans, loans secured by savings deposits and automobile loans. Although we primarily originate consumer loans secured by real estate, deposits or other collateral, we also make unsecured personal loans.

Our home equity lines of credit are generally limited to $100,000. We use the same underwriting standards for home equity lines of credit as we use for one- to four-family residential mortgage loans. Home equity lines of credit are originated in amounts which, together with the amount of the first mortgage, generally do not exceed 80% of the appraised value of the property securing the loan. The interest rate for all home equity loans floats at a stated margin over the prime rate. At December 31, 2006, we had $5.5 million of home equity lines of credit and $4.9 million of additional funds committed, but undrawn, under such lines.

We also offer a Visa credit card program. At December 31, 2006, approximately 445 credit cards had been issued, with an aggregate outstanding loan balance of $449,000 and unused credit available of $1.8 million. We presently charge a fixed rate on interest on credit card loans and no annual membership fee.

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

Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral for defaulted consumer loans may not provide adequate sources of repayment for the outstanding loan balances as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At December 31, 2006, $77,000, or approximately 1.06% of the consumer loan portfolio, was 60 days or more delinquent. There can be no assurance that delinquencies will not increase in the future.

Commercial Business Lending. In order to increase the yield and interest rate sensitivity of our loan portfolio and to satisfy the demand for financial services in our primary market area, we actively originate and purchase commercial business loans.

During the past five years, we have originated commercial business loans to businesses such as small retail operations, small manufacturing concerns and professional firms. Also included in commercial business loans as of December 31, 2006 were $1.8 million of purchased loans all of which were made to borrowers located outside of our market area. Our commercial business loans almost always include personal guarantees and are usually, but not always, are at least partially secured by business assets, such as accounts receivable, equipment, inventory and real estate. However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

Most of our commercial business loans have terms ranging from six months to five years and carry adjustable interest rates. The underwriting process for commercial business loans generally includes consideration of the borrower’s financial statements, tax returns, projections of future business operations and inspection of the subject collateral, if any.

Since 1995, we have purchased seasoned commercial leases covering various types of office/commercial/medical equipment. As of December 31, 2006, the outstanding balance on these leases was $1.6 million. In general, the leases are full-payout finance leases in which the lease payments effectively repay the lessor for the purchase price of the equipment, plus an acceptable yield. The selling institution continues to service the leases for us and provides limited recourse in the event of a default by the lessor. We have purchased these leases because they carry relatively high yields and have relatively short terms, consistent with our asset/liability management strategy.

The following table sets forth the Company’s commercial business loans as of December 31, 2006.

TYPE	AMOUNT	PERCENT OF PORTFOLIO
	(Dollars in Thousands)
Equipment leases	$1,562	53.08%
Timeshare leases	234	7.95
Business equipment	359	12.20
Low income housing venture	308	10.47
Accounts receivable	152	5.16
Other	$328	11.14
Total	$2,943	100.00%

Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are generally of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself (which, in turn, may be dependent upon the general economic environment). For these reasons, commercial real estate loans generally carry a higher degree of credit risk than the residential loans. At December 31, 2006, the Company had $26,000 of non performing commercial business loans.

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

We regularly purchase loans from third parties to supplement loan production. In particular, we may purchase loans of a type which are not available or available with as favorable terms in our own market area. We generally use the same underwriting standards in evaluating loan purchases as we do in originating loans. We will continue to evaluate loan purchase opportunities as they arise and make purchases in the future depending on market conditions. At December 31, 2006, approximately $33.7 million of our loan portfolio was serviced by others and we did not service any loans for others.

Our ability to originate large dollar volumes of real estate loans may be substantially reduced or restricted in periods of rising interest rates, with a resultant decrease in related fee income and operating earnings.

The following table shows our loan origination, purchase, sale and repayment activities for the periods indicated.

	Year Ending December 31,
	2006	2005	2004
	(In Thousands)
Originations by type:
Adjustable rate:
Real estate - one-to four-family	$4,459	$2,072	$1,397
-multi family	—	—	—
-non-residential	—	568	400
-construction	1,978	5,021	2,096
-land	3,003	1,218	1,697
Non-real estate-consumer	8,603	9,073	7,229
-commercial business	212	980	1,121
Total adjustable-rate	18,255	18,932	13,940
Fixed rate:
Real estate - one-to four-family	21,824	17,697	12,458
-multi family	1,791	3,464	1,076
-non-residential	3,669	682	4,214
-construction	2,649	386	1,337
-land	120	369	524
Non-real estate-consumer	440	1,693	1,921
-commercial business	208	872	102
Total fixed-rate	30,701	25,163	21,632
Total loans originated	48,956	44,095	35,572

Purchases:
Real estate - one-to four-family	5,181	3,949	11,576(1)
-multi family	—	1,987	—
-non-residential	16	—	1,763
-construction	1,371	1,118	—
-land	1,000	2,500	—
Non-real estate--commercial business	924	2,701	—
Total loans purchased	8,492	12,255	13,339
Total additions	57,448	56,350	48,911
Principal repayments	44,505	41,927	39,058
Net before other items	12,943	14,423	9,853
Decrease in other items, net	(2,277)	(3,730)	(720)
Net increase	$10,666	$10,693	$9,133

(1)	Includes $6.1 million of adjustable rate, one-to-four family mortgage loans.

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

Loan Delinquencies. The following table sets forth loan delinquencies by type, by amount and by percentage of type at December 31, 2006.

	Loans Delinquent For:
	60-89 Days			90 Days and Over			Total Delinquent Loans
	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category
	(Dollars in Thousands)
Real Estate:
One- to four-family	5	$409.39%		12	$1,142	1.08%	17	$1,551	1.47%
Non-residential				1	339	1.86	1	339	1.86
Construction				1	1,108	17.25	1	1,108	17.25
Land	1	5.06					1	5.06
Consumer	2	16.22		6	61.84		8	77	1.06
Commercial business	1	20.68		2	26.88		3	46	1.56
Total	9	$450.29%		22	$2,676	1.70%	31	$3,126	1.99%

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

In connection with the filing of our periodic reports with the OTS and in accordance with our classification of assets policy, we regularly review the problem loans in our portfolio to determine whether any loans require classification in accordance with applicable regulations. On the basis of this review of our assets, at December 31, 2006, we had classified the following assets:

	One-to- Four Family	Non Residential	Construction	Consumer	Commercial Business	Real Estate Owned One-to-Four Family	Real Estate Owned Non Residential	Total
	(In Thousands)
Sub-Standard	$1,142	$339	$1,108	$61	$26	$678	$403	$3,757
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
	$1,142	$339	$1,108	$61	$26	$678	$403	$3,757

Our classified assets consist of the (i) non-performing loans and (ii) loans and other assets of concern discussed herein. As of the date hereof, these asset classifications are consistent with those of the OTS and the FDIC.

Non-Performing Assets. The following table sets forth the amounts and categories of non-performing assets in our loan portfolio. Loans are reviewed quarterly and any loan whose collectibility is doubtful is placed on non-accrual status. Loans are placed on non-accrual status when either principal or interest is 90 days or more past due, unless, in the judgment of management, the loan is well collateralized and in the process of collection. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. For all years presented, we have had no troubled debt restructurings (which involved forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates). Foreclosed assets include assets acquired in settlement of loans. Except as noted, the loans and foreclosed asset amounts shown are stated without giving effect to the specific reserves which have been established against such assets. See “Loan Loss Reserve Analysis.”

	December 31,
	2006	2005	2004	2003	2002
	(Dollars in Thousands)
Non-accruing loans:
One-to-four family	$1,142	$527	$474	$544	$534
Multi-family	—	—	—	—	—
Non-residential	339	707	765	546	475
Construction	1,108	—	—	—	—
Land	—	144	140	140	—
Consumer	61	96	84	105	62
Commercial business	26	—	146	246	—
Total	2,676	1,474	1,609	1,581	1,071

Foreclosed assets:
One-to-four family	678	584	—	—	104
Multi-family	—	—	—	—	—
Non-residential	403	—	—	—	—
Construction	—	—	—	—	—
Consumer	—	—	—	—	—
Commercial business	—	—	—	—	—
Total	1,081	584	—	—	104

Other assets:
Escrow advances on non-performing loans	—	48	—	—	—
Total	—	48	—	—	—

Total non-performing assets	$3,757	$2,106	$1,609	$1,581	$1,175

Total as a percentage of total assets	2.06%	1.24%	1.02%	1.08%	0.79%

For the year ended December 31, 2006, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $111,000.

At December 31, 2006, there were no other loans or other assets that are not disclosed on the table or discussed above, where known information about the possible credit problems of borrowers caused us to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

As of March 31, 2007 we experienced a $271,000 increase in non-performing loans. This amount includes a loss of $29,000 and $63,000 respectively on the sale of two foreclosed one-to-four family residential properties in northwest Indiana, a charge-off of $141,000 on a residential development loan in northwest Indiana and a charge-off of $38,000 on a residential development loan in southern Indiana, which partially offset a $249,000 recovery that was received and posted in the first quarter of 2007.

Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on our evaluation of probable losses in our loan portfolio and changes in the nature and volume of our loan activity. Such evaluation, which includes a review of all loans for which full collectibility may not be reasonably assured, considers among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan allowance. Although we believe we use the best information available to make such determinations, future adjustments to the allowance may be necessary, and net income could be significantly affected if circumstances differ substantially from the assumptions used in making the initial determinations. At December 31, 2006, we had an allowance for loan losses of $686,000.

The following table sets forth an analysis of the allowance for loan losses.

	December 31,
	2006	2005	2004	2003	2002
	(Dollars in Thousands)
Balance at beginning of period:	$749	$716	$1,033	$838	$766

Charge-offs:
One-to-four family	26	—	35	—	—
Multi-family	—	—	—	—	—
Non-residential	268	—	377	—	—
Construction	—	—	—	—	—
Consumer	48	36	38	18	32
Commercial business	—	213	91	5	372
Total charge offs	342	249	541	23	404

Recoveries:
One-to-four family	—	—	—	—	—
Multi-family	—	—	—	—	—
Non-residential	1	—	—	—	—
Construction	—	—	—	—	—
Consumer	1	7	1	4	3
Commercial business	29	—	34	—	81
Total recoveries	31	7	35	4	84

Net charge-offs	(311)	(242)	(506)	(19)	(320)
Additions charged to operations	248	275	189	214	392
Balance at end of period	686	$749	$716	$1,033	$838

Ratio of net charge-offs during the period to average loans outstanding during the period	0.21%	0.18%	0.41%	0.02%	0.28%

Ratio of net charge-offs during the period to average non-performing assets	10.73%	12.70%	25.29%	1.34%	21.65%

The distribution of the allowance for losses on loans at the dates indicated is summarized as follows:

	December 31,
	2006			2005			2004			2003			2002
	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)
One-to-four family	$274	$105,223	67.08%	$198	$92,809	64.02%	$158	$87,607	66.65%	$160	$78,948	64.43%	$161	$81,827	69.64%
Multi-family	25	8,319	5.30	27	8,956	6.18	22	7,320	5.57	33	11,128	9.08	13	4,196	3.57
Non-residential	104	18,190	11.60	267	17,111	11.80	195	18,026	13.71	429	14,711	12.01	289	11,002	9.36
Construction and land	122	14,904	9.50	123	13,628	9.40	89	8,773	6.68	75	6,597	5.39	64	7,786	6.63
Consumer	65	7,287	4.64	77	9,006	6.21	64	7,269	5.53	68	6,981	5.69	59	6,151	5.23
Commercial business	28	2,943	1.88	34	3,465	2.39	109	2,444	1.86	140	4,158	3.40	66	6,546	5.57
Unallocated	68	—	—	23	—	—	79	—	—	128	—	—	186	—	—
Total	686	156,866	100.00%	$749	$144,975	100.00%	$716	$131,439	100.00%	$1,033	$122,523	100.00%	$838	$117,508	100.00%

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

Our purchased accounts receivable are classified as “other assets.” Like commercial business loans, these assets are subject to the risk that the debtor is unable to obtain payment on the receivables. The Bank underwrites these assets both on the ability of the debtor to pay on the receivables as well as on the ability of the seller to repurchase the receivables although, under the terms of the purchase agreements, the sellers are in many cases not obligated to do so. In some cases, the Bank has acquired credit insurance on a portion of the receivables. See “Note 10 of the Notes to Consolidated Financial Statements.”

At December 31, 2006 and 2005, the Company owned $3.0 million and $2.8 million, respectively, of accounts receivable and interests in pools of receivables. In addition, during the year ended December 31, 2006, the Company charged off a $268,000 loan classified by the Bank as a non-residential loan which resulted from the restructuring of a loan originally secured by accounts receivable.

Investment Activities

In support of our asset/liability management policy, most of our investments have historically consisted of U.S. Government and agency securities with maturities of five years or less, mortgage backed securities and short term assets. We also invest, to a limited degree, in municipal securities, mutual funds and equity securities of other financial companies. At December 31, 2006, we did not own any securities of a single issuer which exceeded 10% of our retained earnings, other than U.S. government or federal agency obligations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in the Annual Report.

Investment Securities. At December 31, 2006, investment securities totaled $5.3 million, or 2.89% of total assets. Included in this amount is a $1.8 million investment in Federal Home Loan Bank stock which is required for membership in the Federal Home Loan Bank of Indianapolis. It is our general policy to purchase securities which are U.S. Government securities or federal agency obligations or other issues that are rated investment grade or have credit enhancements. At December 31, 2006, the average term to maturity or repricing of the investment portfolio was 3.8 years.

The following table sets forth the composition of our investment securities at the dates indicated.

	December 31,
	2006		2005		2004
	Carry Value	% of Total	Carry Value	% of Total	Carry Value	% of Total
	(Dollars in Thousands)
Interest-bearing deposits	$5,503		$4,376		$4,424

Investment securities available for sale:
U.S. government securities	2,988	84.96%	3,004	85.42%	2,419	77.63%
Government securities mutual fund	190	5.40	184	5.23	182	5.84

Total investments available for sale	3,178	90.36	3,188	90.65	2,601	83.47

Trading Securities:

Common stock of other financial institutions	339	9.64	329	9.35	515	16.53

Total trading securities	339	9.64	329	9.35	515	16.53

Total investment securities	3,517	100.00%	$3,517	100.00%	$3,116	100.00%

Average remaining life of debt investment Securities	3.8 years		2.6 years		2.7 years

Stock in FHLB of Indianapolis	$1,751		$1,803		$1,765

The composition and maturities of the investment securities portfolio, excluding Federal Home Loan Bank stock, as of December 31, 2006 are indicated in the following table.

	Less Than 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total Investment Securities
	Carry Value	Carry Value	Carry Value	Carry Value	Carry Value	Fair Value
	(Dollars in Thousands)
U.S. government securities	$—	$1,982	$1,006	$—	$2,988	$2,988
Marketable equity securities:
Government securities mutual fund(1)				190	190	190
Common stock of other financial institutions(1)	—	—	—	339	339	339
Total	$—	$1,982	$1,006	$529	$3,517	$3,517
Weighted average yield	—%	4.90%	5.95%	4.31%	5.14%

1) Marketable equity securities with no stated maturity are included in the “over 10 years” category.

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

All of our mortgage-backed securities at December 31, 2006, are backed by federal agencies or government corporations. Accordingly, we believe that the mortgage-backed securities are generally resistant to credit problems.

The following table sets forth the composition of our mortgage-backed securities at the dates indicated.

	December 31,
	2006		2005		2004
	Carry Value	% of Total	Carry Value	% of Total	Carry Value	% of Total
	(Dollars in Thousands)
Mortgage-backed securities available for sale:
GNMA	$43	3.43%	$54	3.25%	$92	4.02%
FNMA	477	38.10	607	36.48	880	38.50
FHLMC	594	47.44	756	45.43	1,064	46.54
Collateralized mortgage obligation available for sale:
FNMA	$138	11.03	$247	14.84	250	10.94
Total mortgage-backed securities	$1,252	100.00%	$1,664	100.00%	$2,286	100.00%

The following table shows mortgage-backed and related securities, purchase, sale and repayment activities for the periods indicated.

	Year Ended December 31,
	2006	2005	2004
	(Dollars in Thousands)
Purchases:
Adjustable-rate	$—	$—	$—
Fixed-rate	—	—	—
Total purchases	—	—	—

Sales and Repayments:
Total sales	—	2	—
Principal repayments	403	581	802
Total reductions	(403)	(583)	(802)
Decrease in other items, net	(9)	(39)	(67)
Net decrease	$(412)	$(622)	$(869)

The following table sets forth the contractual maturities of our mortgage-backed securities at December 31, 2006. These securities are anticipated to be repaid well in advance of their contractual maturities as a result of mortgage loan payments. The amounts set forth below represent principal balances only and do not include premiums, discounts and fair value adjustments.

	Due in							December 31, 2006 Balance Outstanding
	1 to 5 Years		5 to 10 Years		10 to 20 Years		Over 20 Years	Fixed	Adjustable
	(Dollars in Thousands)
GNMA	$		$		$		$41	$41	$
FNMA				135		10	330	465		10
FHLMC		239				320	50	609
CMO						140		140
Total		$239		$135		$470	$421	$1,255		$10

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

The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition. The variety of deposits we offer have allowed us to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. Like all depository institutions, we have become more susceptible to short-term fluctuations in deposit flows as customers have become more interest rate conscious. We manage the pricing of our deposits in keeping with our asset/liability management, profitability and growth objectives. Based on our experience, we believe that passbook, demand and NOW accounts may be a somewhat more stable sources of deposits than certificate deposits. However, our ability to attract and maintain all deposits, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.

The following table sets forth the savings flows during the periods indicated.

	Year Ending December 31,
	2006	2005	2004
	(In Thousands)
Opening balance	$127,435	$115,658	$108,334
Deposits	282,235	274,007	248,684
Withdrawals	(288,717)	(264,429)	(243,378)
Interest credited	3,905	2,199	2,018
Ending balance	$124,858	$127,435	$115,658
Net (decrease) increase	$(2,577)	$11,777	$7,324
Percent (decrease) increase	(2.02)%	10.18%	6.76%

The following table sets forth the dollar amount of savings deposits in the various types of deposit programs we offer as of the dates indicated.

	December 31,
	2006		2005		2004
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Transactions and Savings Deposits:
Commercial Demand (0.00%)(1)	$3,993	3.20%	$2,718	2.13%	$3,270	2.83%
Passbook Accounts (1.25%)(1)	17,616	14.11	19,515	15.32	21,604	18.68
NOW Accounts (0.75%)(1)	11,472	9.19	10,158	7.97	9,351	8.08
Money Market Accounts (tiered)	10,853	8.69	12,959	10.17	14,880	12.87
Total Non-Certificates	43,934	35.19	45,350	35.59	49,105	42.46
Certificates:
0.76 - 2.00%	298.24		1,184	0.93	15,023	12.99
2.01 - 3.00%	1,989	1.59	21,224	16.65	37,430	32.36
3.01 - 4.00%	14,421	11.55	41,255	32.37	9,871	8.53
4.01 - 5.00%	34,933	27.98	18,422	14.46	3,934	3.40
5.01 - 6.00%	29,283	23.45	—	—	253	0.22
6.01 - 7.00%	—	—	—	—	42	0.04
Total Certificates	80,924	64.81	82,085	64.41	66,553	57.54
Total Deposits	$124,858	100.00%	$127,435	100.00%	$115,658	100.00%

(1) Rates in effect at December 31, 2006.

The following table shows rate and maturity information for our certificates of deposit as of December 31, 2006.

	0.76-2.00%	2.01-3.00%	3.01-4.00%	4.01-5.00%	5.01-6.00%	Total	Percent of Total
	(Dollars in Thousands)
Certificate account maturing in quarter ending:
March 31, 2007	$156	$916	$6,228	$11,479	$141	$18,920	23.38%
June 30, 2007	142	363	5,411	12,980	11,092	29,988	37.06
September 30, 2007		484	1,677	5,090	8,480	15,731	19.44
December 31, 2007		56	191	1,128	7,019	8,394	10.37
March 31, 2008		50	236	676	626	1,588	1.96
June 30, 2008		76	128	986	486	1,676	2.07
September 30, 2008			185	501	169	855	1.06
December 31, 2008		13	67	314	184	578	0.71
March 31, 2009		31	140	214	25	410	0.51
June 30, 2009			138	237	52	427	0.53
September 30, 2009			20	191	538	749	0.92
December 31, 2009				271	471	742	0.92
Thereafter				866	―	866	1.07
Total	$298	$1,989	$14,421	$34,933	$29,283	$80,924	100.00%
Percent of total	0.37%	2.46%	17.82%	43.17%	36.18%	100.00%

The following table indicates the amount of our certificates of deposit and other deposits by time remaining until maturity as of December 31, 2006.

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
	(Dollars in Thousands)
Certificates of deposit less than $100,000	$13,322	$21,926	$17,106	$6,274	$58,628

Certificates of deposit of $100,000 or more	5,598	8,062	7,019	1,617	22,296

Total certificates of deposit	$18,920	$29,988	$24,125	$7,891	$80,924

Borrowings. We may obtain advances from the Federal Home Loan Bank of Indianapolis upon the security of our capital stock in the Federal Home Loan Bank of Indianapolis and certain of our mortgage loans and mortgage-backed securities. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. At December 31, 2006, we had $34.1 million in Federal Home Loan Bank advances outstanding. From time to time during recent years we have utilized short-term borrowings, most of which had original maturities of 12 to 36 months, in order to fund loan demand. To the extent such borrowings are different than the average term to repricing of our deposits, they can change our interest rate risk profile. See “Management Discussion and Analysis - Asset/Liability Management” in the Annual Report.

The following table sets forth certain information as to our borrowings, all of which consisted of Federal Home Loan Bank advances, during the period ending on the dates indicated.

	December 31,
	2006	2005	2004
	(Dollars in Thousands)
Average balance outstanding	$27,376	$20,718	$18,128
Maximum amount outstanding at any month-end during the period	34,075	22,845	19,130
Balance outstanding at end of period	34,075	20,769	18,954
Weighted average interest rate during the period	4.97%	4.77%	4.96%
Weighted average interest at end of period	5.16%	4.67%	4.70%

Subsidiaries

We have one wholly owned subsidiary service corporation, NIFCO, Inc., and one second tier subsidiary service corporation, Ridge Management, Inc. which is owned by NIFCO. Prior to the current year, NIFCO sold annuities and securities. As of December 31, 2003, the activities of NIFCO were effectively transferred to the Bank.

In the past, Ridge Management engaged in lending and investment activity, although it is currently essentially inactive. For the year ended December 31, 2006, Ridge Management had no activity.

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

Our general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of capital and surplus). At December 31, 2006, our lending limit under this restriction was approximately $2.3 million. At December 31, 2006, we had no loans in excess of our loans-to-one-borrower limit.

Insurance of Accounts and Regulation by the FDIC. Deposit accounts in American Savings are insured by the Federal Deposit Insurance Corporation generally up to a maximum of $100,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. American Savings’ deposits, therefore, are subject to Federal Deposit Insurance Corporation deposit insurance assessments.

On February 15, 2006, federal legislation to reform federal deposit insurance was enacted. This new legislation required, among other things, that the Federal Deposit Insurance Corporation adopt regulations increasing the maximum amount of federal deposit insurance coverage per separately insured depositor to $130,000 (with a cost of living adjustment to become effective in five years) and modifying the deposit fund’s reserve ratio for a range between 1.15% and 1.50% of estimated insured deposits.

On November 2, 2006, the Federal Deposit Insurance Corporation adopted final regulations establishing a risk-based assessment system that will enable the Federal Depoist Insurance Corporationi to more closely tie each financial institution’s premiums to the risk it poses to the deposit insurance fund. Under the new risk-based assessment system, which becomes effective in the beginning of 2007, the Federal Deposit Insurance Corporation will evaluate the risk of each financial institution based on three primary sources of information: (1) its supervisory rating, (2) its financial ratios, and (3) its long-term debt issuer rating, if the institution has one. The new rates for nearly all of the financial institution industry will vary between five and seven cents for every $100 of domestic deposits. At the same time, the Federal Deposit Insurance Corporation also adopted final regulations designating the reserve ratio for the deposit insurance fund during 2007 at 1.25% of estimated insured deposits.

Effective March 31, 2006, the Federal Deposit Insurance Corporation merged the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund (“SAIF”) into a single insurance fund called the Deposit Insurance Fund. As a result of the merger, the BIF and SAIF were abolished. The merger of the BIF and SAIF into the Deposit Insurance Fund does not affect the authority of the Financing Corporation (“FICO”) to impose and collect, with approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, insurance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2006, the FICO assessment was equal to 1.22 basis points for each $100 in domestic deposits maintained at an institution.

Regulatory Capital Requirements. Federally insured savings associations, such as American Savings, are required to maintain a minimum level of regulatory capital. The Office of Thrift Supervision has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations.

The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). At December 31, 2006, American Savings had tangible capital of $15.6 million, or 8.74% of adjusted total assets, which is approximately $12.9 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date. At December 31, 2006, American Savings did not have any intangible assets.

The capital standards also require core capital equal to at least 3% to 4% of adjusted total assets, depending on an institution’s supervisory rating. Core capital generally consists of tangible capital. At December 31, 2006, we had core capital equal to $15.6 million, or 8.74% of adjusted total assets, which is $10.2 million above the minimum leverage ratio requirement of 3% as in effect on that date.

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

On December 31, 2006, we had total risk-based capital of approximately $16.3 million, including $15.6 million in core capital and $700,000 in qualifying supplementary capital, and risk-weighted assets of $108.9 million, or total capital of 14.93% of risk-weighted assets. This amount was $7.5 million above the 8% requirement in effect on that date.

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

Qualified Thrift Lender Test. All savings institutions are required to meet a qualified thrift lender test to avoid certain restrictions on their operations. This test requires a savings institution to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings institutions may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, these assets primarily consist of residential housing related loans and investments. At December 31, 2006, American Savings met the test and has always met the test since its effectiveness. American Savings’ qualified thrift lender percentage was 78.56% at December 31, 2006.

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

Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain noninterest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At December 31, 2006, American Savings was in compliance with these reserve requirements.

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

As a member, American Savings is required to purchase and maintain a minimum amount of stock in the Federal Home Loan Bank of Indianapolis. At December 31, 2006, American Savings had $1.8 million in Federal Home Loan Bank stock, which was in compliance with this requirement. In past years, American Savings has received substantial dividends on our Federal Home Loan Bank stock. For the fiscal year ended December 31, 2006, dividends paid by the Federal Home Loan Bank of Indianapolis to American Savings totaled $86,000, which constituted a $7,000 increase from the amount of dividends received in fiscal 2005. Over the past five fiscal years these dividends have averaged 4.91% and were 4.75% for fiscal 2006.

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

To the extent earnings appropriated to a savings institution’s bad debt reserves for “qualifying real property loans” and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the institution’s supplemental reserves for losses on loans, such excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of December 31, 2006, American Savings’ excess for tax purposes totaled approximately $1.9 million.

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

Indiana Taxation. The State of Indiana imposes an 8.5% financial institution tax on the net income of financial (including thrift) institutions. Taxable income for financial institution tax purposes will constitute federal taxable income before net operating loss deductions and special deductions, adjusted for certain items, including the addition of Indiana income taxes, tax exempt interest and bad debts. Other applicable Indiana taxes include sales, use and property taxes.

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

We attract all of our deposits through our branch offices, primarily from the communities in which those branch offices are located; therefore, competition for those deposits is principally from other savings institutions, commercial banks, securities firms, money market and mutual funds and credit unions located in the same communities. Our ability to attract and retain deposits depends on our ability to provide an investment opportunity that satisfies the requirements of investors. We compete for these deposits by offering a variety of deposit accounts at competitive rates, convenient business hours and a customer oriented staff. As of June 30, 2006, we estimate our market share of savings deposits in the Lake County, Indiana market area to be approximately 1.88%. The Company also experiences competition from online financial service providers.

Employees

At December 31, 2006, we had a total of 39 employees, including eight part-time employees. Our employees are not represented by any collective bargaining group. We consider employee relations to be good.

Item 2. Description of Property

We conduct business at its main office located in Munster, Indiana. The following table sets forth information relating to each of our properties as of December 31, 2006.

Location	Year Acquired	Owned Or Leased	Total Approximate Square Footage	Book Value at December 31, 2006
				(Dollars in Thousands)
Main Office:

8230 Hohman Avenue Munster, Indiana	1963	Owned	8,400	$69

Branch Offices:

1001 Main Street Dyer, Indiana	2000	Owned(1)	16,000	$1,687

4521 Hohman Avenue Hammond, Indiana	1983	Owned	1,600	$70

(1)	Our branch office occupies 5,300 square feet of this building. The balance of the property is leased.

We believe that current facilities are adequate to meet our present and foreseeable needs, subject to possible future expansion.

We maintain an on-line data base with a service bureau servicing financial institutions. The net book value of the data processing and computer equipment utilized at December 31, 2006 was $34,000.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders, through the solicitation of proxies, during the quarter ended December 31, 2006.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

During the first quarter of 2007 the Company repurchased 5,696 shares of stock at an average price of $15.6008 per share. In addition, page 46 of the Annual Report to Shareholders attached as Exhibit 13 is herein incorporated by reference.

Item 6. Management’s Discussion and Analysis or Plan of Operation

Pages 5 through 18 of the Annual Report to Shareholders attached as Exhibit 13 are herein incorporated by reference.

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

Item 8B. Other Information.

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Information concerning the directors, executive officers and Section 16(a) compliance is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders to be held in 2007, a copy of which will be filed not later than 120 days after the close of fiscal year.

Item 10. Executive Compensation

Information concerning executive compensation is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders to be held in 2007, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from our definitive proxy statement for the annual meeting of stockholders to be held in 2007, a copy of which will be filed not later than 120 days after the close of the fiscal year.

The following table sets forth information with respect to securities to be issued under AMB Financial’s compensation plans as of December 31, 2006.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans [excluding securities reflected in column (a)]
Equity compensation plans approved by security holders:
1. Recognition and Retention Plan	1. N/A	1. N/A	1. 2,528
2. 1996 Stock Option and Incentive Plan	2. N/A	2. N/A	2. N/A
3. 2006 Stock Option Plan	3. 40,310	3. 13.25	3. 22,884

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	40,310	13.25	25,412

Item 12. Certain Relationships and Related Transactions

Information concerning certain relationships and transactions is incorporated herein by reference from our definitive proxy statement for the annual meeting of stockholders to be held in 2007, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 13. Exhibits

Regulation S-B Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto

2	Plan of acquisition, reorganization, arrangement, liquidation or succession	None
3.1	Certificate of Incorporation	*
3.2	Bylaws	*
4	Instruments defining the rights of security holders, including indentures	*
9	Voting trust agreement	None
10	Material contracts:
10.1	1996 Stock Options and Incentive Plan	**
10.2	Recognition and Retention Plan	**
10.3	Employee Stock Ownership Plan	*
10.4	Employee Severance Compensation Plan	*
10.5	Employment Agreements	*
10.6	Second Executive Deferred Compensation Plan	***
10.7	Trust Agreement for the Compensation Agreement	***
10.8	2006 Stock Option Plan..	******
11	Statement re: computation of per share earnings	****
13	Annual report to security holders	13
14	Code of Ethics	*****
16	Letter on change in certifying accountant	None
18	Letter on change in accounting principles	None
21	Subsidiaries of registrant	21
22	Published report regarding matters submitted to vote	None
23	Consent of experts and counsel	23
24	Power of attorney	Not required
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1
31.2	Certification of Chief Financial Officer pursuant to Section 30 of the Sarbanes-Oxley Act of 2002	31.2
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.2
99	Additional Exhibits	None

*
Filed on December 29, 1995 as an exhibit to the Registrant’s Registration Statement No. 33-80991 on Form S-1. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.

**	Filed on September 12, 1996 under Schedule 14A as an appendix to the Registrant’s definitive proxy materials and incorporated herein by reference.

***	Filed on March 31, 1999 as an exhibit to the Registrant’s Annual Report on Form 10-KSB and incorporated herein by reference.

****	See Note A of the Notes to the Consolidated Financial Statements in the Annual Report attached hereto as Exhibit 13.

*****	Filed on March 30, 2004 as an exhibit to Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003 and incorporated here by reference.

******	Filed on May 6, 2006 under Schedule 14A as Appendix A to the Registrant’s definitive proxy materials and incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information concerning principal accountant fees and services is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in April 2007, a copy of which will be filed not later than 120 days after the close of the fiscal year.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMB FINANCIAL CORPORATION

Date: March 30, 2007	By:	/s/ Clement B. Knapp, Jr.
Clement B. Knapp, Jr., Chairman of the Board, President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Clement B. Knapp, Jr.	By:	/s/ Scott Gyure
	Clement B. Knapp, Jr., Chairman of the Board, President and Chief Executive Officer (Principal Executive and Operating Officer)		Scott Gyure, Vice-President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 30, 2007		Date: March 30, 2007

By:	/s/ Donald L. Harle	By:	/s/ Ronald W. Borto
	Donald L. Harle, Director		Ronald W. Borto, Director

Date: March 30, 2007		Date: March 30, 2007

By:	/s/ John G. Pastrick	By:	/s/ Michael Mellon
	John G. Pastrick, Director		Michael Mellon, Director

Date: March 30, 2007		Date: March 30, 2007

By:	/s/ Robert E. Tolley	By:
	Robert E. Tolley, Director		Thomas Corsiglia

Date: March 30, 2007

Index to Exhibits

Exhibit No.	Document
13	Annual Report

16	Code of Ethics

21	Subsidiaries of the Registrant

23	Consent of Cobitz, VandenBerg & Fennessy

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002