Form 10QSB
period 2007-03-31
AMB FINANCIAL CORP
filed 2007-05-07
CIK 915393

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________

FORM 10-QSB

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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
Yes  X  No __

As of May 3, 2007 there were 1,686,169 shares of the Registrant’s common stock issued and 1,040,654 shares outstanding.

Transitional Small Business Disclosure Format (check one) : Yes ___ No_X_

AMB FINANCIAL CORP.

FORM 10-QSB

TABLE OF CONTENTS

Part I. FINANCIAL INFORMATION	Page

Item 1. Financial Statements

Consolidated Statements of Financial Condition at	3
March 31, 2007 (Unaudited) and December 31, 2006

Consolidated Statements of Earnings for the three
months ended March 31, 2007 and 2006
(unaudited)	4

Consolidated Statement of Changes in	5
Stockholders Equity, three months ended
March 31, 2007 (unaudited)

Consolidated Statements of Cash Flow for the
three months ended March 31, 2007 and 2006
(unaudited)	6

Notes to Unaudited Consolidated Financial Statements	7-9

Item 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations	9-19

Item 3. Control and Procedures19

Part II. OTHER INFORMATION	20

Signatures Section 13 and 15d	21

Index of Exhibits	22

Earnings Per Share Analysis (Exhibit 11)	23

Rule 13a-14 Certifications (Exhibits 31.1 and 31.2)	24-25

Section 906 Certification (Exhibits 32.1 and 32.2)	26-27

AMB FINANCIAL CORP.
AND SUBSIDIARIES
Consolidated Statements of Financial Condition

	March 31,	December 31,
	2007	2006
	unaudited
Assets

Cash and amounts due from depository institutions	4,061,607	4,224,462
Interest-bearing deposits	8,168,552	5,503,380
Total cash and cash equivalents	12,230,159	9,727,842
Investment securities, available for sale, at fair value	3,187,405	3,178,431
Trading securities	356,586	339,275
Mortgage backed securities, available for sale, at fair value	1,145,573	1,252,251
Loans receivable (net of allowance for loan losses:
$940,882 at March 31, 2007 and
$686,467 at December 31, 2006)	146,677,685	150,701,080
Investment in LTD Partnership	748,129	757,129
Real estate owned	643,552	1,081,113
Stock in Federal Home Loan Bank of Indianapolis	1,750,900	1,750,900
Accrued interest receivable	808,861	796,354
Office properties and equipment- net	3,046,952	2,856,432
Real estate held for development	2,206,069	1,881,551
Bank owned life insurance	3,645,191	3,614,272
Prepaid expenses and other assets	3,761,272	4,345,847

Total assets	180,208,334	182,282,477

Liabilities and Stockholders' Equity

Liabilities

Deposits	124,688,500	124,858,001
Borrowed money	34,317,589	34,317,589
Guaranteed preferred beneficial interest in the
Company's subordinated debentures	3,000,000	5,000,000
Notes Payable	342,567	342,567
Advance payments by borrowers for taxes and insurance	921,341	401,967
Other liabilities	2,422,748	2,701,185
Total liabilities	165,692,745	167,621,309

Stockholders' Equity

Preferred stock, $.01 par value; authorized
100,000 shares; none outstanding	-	-
Common Stock, $.01 par value; authorized 1,900,000 shares;
1,686,169 shares issued and 1,040,654 shares outstanding
at March 31, 2007 and 1,046,350 shares outstanding at	16,862	16,862
December 31, 2006
Additional paid- in capital	11,522,043	11,519,168
Retained earnings, substantially restricted	9,895,721	9,963,363
Accumulated other comprehensive loss, net of tax	(16,600)	(24,650)
Treasury stock, at cost (645,515 shares at March 31, 2007
and 639,819 shares at December 31, 2006)	(6,902,437)	(6,813,575)
Total stockholders' equity	14,515,589	14,661,168

Total liabilities and stockholders' equity	180,208,334	182,282,477

AMB FINANCIAL CORP.
AND SUBSIDIARIES
Consolidated Statements of Earnings
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2007	2006

Interest income
Loans	2,392,834	2,285,712
Mortgage-backed securities	14,040	18,828
Investment securities	43,638	37,510
Interest-bearing deposits	85,467	41,723
Dividends on FHLB stock	22,079	23,272
Total interest income	2,558,058	2,407,045

Interest expense
Deposits	1,089,839	906,907
Borrowings	565,703	352,056
Total interest expense	1,655,542	1,258,963

Net interest income	902,516	1,148,082
Provision for loan losses	25,563	26,731
Net interest income after
provision for loan losses	876,953	1,121,351

Non-interest income:
Loan fees and service charges	34,778	36,585
Deposit related fees	107,743	123,202
Other fee income	93,167	124,236
Rental Income	34,959	34,632
Unrealized gain (loss) on trading securities	17,311	(4,631)
Loss from investment
in limited partnership	(9,000)	(18,000)
Loss on the sale of real estate owned	(94,927)	---
Income from real estate held for development	---	50,598
Increase in cash value of insurance	30,919	30,466
Other income	6,693	6,935
Total non-interest income	221,643	384,023

Non-interest expense:
Staffing costs	565,084	597,385
Advertising	27,175	40,789
Occupancy and equipment expense	107,639	107,512
Data processing	125,117	134,258
Professional fees	84,311	98,810
Federal deposit insurance premiums	3,696	4,040
Other operating expenses	183,382	184,958
Total non-interest expense	1,096,404	1,167,752

Income before income taxes	2,192	337,622
Income tax (benefit) expense	(13,874)	87,616

Net income	16,066	250,006

Earnings per share- basic	$0.02	$0.25
Earnings per share- diluted	$0.02	$0.24

See accompanying notes to consolidated financial statements.

Consolidated Statement of Changes in Stockholder's Equity
(Unaudited)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Loss	Stock	Total

Balance at December 31, 2006	$16,862	11,519,168	9,963,363	(24,650)	(6,813,575)	14,661,168

Comprehensive income:
Net income			16,066			16,066
Other comprehensive income,
net of income taxes:
Unrealized holding gain
during the period				8,050		8,050
Total comprehensive income			16,066	8,050		24,116

Purchase of treasury stock (5,696 shares)					(88,862)	(88,862)
Stock option compensation		2,875				2,875
Dividends declared on
common stock ($.08 per share)			(83,708)			(83,708)

Balance at March 31, 2007	$16,862	11,522,043	9,895,721	(16,600)	(6,902,437)	14,515,589

See accompanying notes to consolidated financial statements

AMB FINANCIAL CORP.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2007	2006
	(unaudited)

Cash flows from operating activities:
Net income	$16,066	250,006
Adjustments to reconcile net income to net cash:
Depreciation	51,202	49,816
Amortization of premiums and accretion of discounts	4,087	5,738
Provision for loan losses	25,563	26,731
Increase in deferred compensation	16,561	17,201
Stock option compensation	2,875	13,738
Unrealized (gain) loss on trading securities	(17,311)	4,631
Loss from limited partnership	9,000	18,000
Loss on sale of real estate owned	94,927	---
Increase in cash surrender value of life insurance	(30,919)	(30,466)
Income from real estate held for development	---	(50,598)
Increase (decrease) in deferred income on loans	(3,290)	24,111
Increase in accrued interest receivable	(12,507)	(82,608)
Increase in accrued interest payable	9,374	16,739
Decrease (increase) in purchased accounts receivable	514,177	(501,778)
Change in current and deferred income taxes	(7,105)	72,616
Other, net	(232,237)	(52,867)

Net cash provided by (for) operating activities	440,463	(218,990)

Cash flows from investing activities:
Purchase of investment securities	(2,035)	(1,790)
Proceeds from repayments of mortgage-backed
securities	109,069	100,147
Purchase of loans	(1,405,600)	(5,591,255)
Loan disbursements	(7,052,514)	(11,819,148)
Loan repayments	12,369,236	8,888,460
Proceeds from sale of real estate held owned	432,635	---
Proceeds from sale of real estate held for development	---	881,679
Purchase of real estate held for development	(324,518)	(376,325)
Property and equipment expenditures, net	(241,722)	---

Net cash provided by (for) investing activities	3,884,551	(7,918,232)

Cash flows from financing activities:
Net (decrease) increase in deposits	(169,501)	1,027,513
Proceeds from borrowed money	5,000,000	7,000,000
Repayment of borrowed money	(7,000,000)	(2,500,000)
Increase in advance payments by borrowers
for taxes and insurance	519,374	484,247
Proceeds from exercise of stock options	---	71,658
Purchase of treasury stock	(88,862)	---
Dividends paid on common stock	(83,708)	(69,294)

Net cash provided (for) by financing activities	(1,822,697)	6,014,124

Net change in cash and cash equivalents	2,502,317	(2,123,098)

Cash and cash equivalents at beginning of period	9,727,842	9,039,011

Cash and cash equivalents at end of period	$12,230,159	6,915,913

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,646,168	1,242,224
Income taxes	---	15,000
Non-cash investing activities:
Transfer of loans to real estate owned	90,000	---

See accompanying notes to consolidated financial statements.

AMB Financial Corp.
And Subsidiaries

Notes to Consolidated Financial Statements

1.	Statement of Information Furnished

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and Article 10 of Regulation S-X, and in the opinion of management contains all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position as of March 31, 2007, the results of operations for the three months ended March 31, 2007 and 2006 and cash flows for the three months ended March 31, 2007 and 2006. These results have been determined on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The attached consolidated statements are those of AMB Financial Corp. (the “Holding Company”) and its consolidated subsidiaries American Savings, FSB (the “Bank”), the Bank’s wholly owned subsidiary NIFCO, Inc., and the wholly owned subsidiary of NIFCO, Inc., Ridge Management, Inc. The results of operations for the three month period ended March 31, 2007 is not necessarily indicative of the results to be expected for the full year.

2.	Earnings Per Share

Earnings per share for the three month periods ended March 31, 2007 and 2006 were determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding (see Exhibit 11 attached). Stock options are regarded as common stock equivalents and are considered in diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method.

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

In March 2006, the FASB issued Statement No. 156, “Accounting for Servicing of Financial Assets” (“SFAS No. 156"), which requires all separately recognized servicing assets and liabilities to be initially measured at fair value, if practical. An entity can elect either to (1) subsequently measure servicing rights at fair value and report changes in fair value in earnings, or (2) continue the current practice of amortizing servicing rights in proportion to and over the expected period of servicing income or loss. The statement also permits entities, at the date of adoption, a one-time option to reclassify certain available-for-sale (“AFS”) securities to trading securities, without calling into question the classification of other AFS securities under Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” provided that the AFS securities are identified as offsetting the entity’s exposure to changes in fair value of servicing assets or liabilities that the entity has elected to subsequently measure at fair value. This statement is effective for fiscal years beginning after September 15, 2006. The Company adopted SFAS No. 156 on January 1, 2007. The adoption of this standard did not have a material impact on the Company’s financial condition and results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109 (FIN 48) which establishes a recognition threshold and measurement for income tax positions recognized in an enterprise’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 also prescribes a two-step evaluation process for tax positions. The first step is recognition and the second is measurement. For recognition, an enterprise judgmentally determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the more-likely-than-not recognition threshold, it is measured and recognized in the financial statements as the largest amount of tax benefit that is greater than 50% likely of being realized. If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements.

Tax positions that meet the more-likely-than-not recognition threshold at the effective date of FIN 48 may be recognized or, continue to be recognized, upon adoption of this Interpretation. The cumulative effect of applying the provisions of FIN 48 shall be reported as an adjustment to the opening balance of retained earnings for that fiscal year. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, the Company adopted FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a significant impact on the Company’s financial condition and results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Earlier application is encouraged provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company does not expect the adoption of SFAS 157 to have a material impact on its financial condition and results of operations.

In October 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87,88, 106 and 132(R) (SFAS 158) which does not change the amount of net periodic benefit cost included in net income or address the various measurement issues associated with postretirement benefit plan accounting. SFAS 158 requires an entity to recognize in its statement of financial position an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status, measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year, and recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur. SFAS 158 is effective for fiscal years ending after December 15, 2006. Adoption of SFAS 158 on January 1, 2007 did not have a significant impact on the Company’s financial condition and results of operations since the Company participates in a multi-employer defined benefit pension plan.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159), which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities. Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings when they occur. SFAS 159 further establishes certain additional disclosure requirements. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. Management is currently evaluating the impact and timing of the adoption of SFAS 159 on the Company’s financial condition and results of operations.

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

FINANCIAL CONDITION

Total assets of the Company were $180.2 million at March 31, 2007, a decrease of $2.1 million, or 1.1% from $182.3 million at December 31, 2006. The decrease in assets during the three month period was primarily due to a slowdown in loan origination activity, resulting in decreased loan balances, partially offset by an increase in cash and cash equivalents.

Cash and short-term investments totaled a combined $12.2 million at March 31, 2007, an increase of $2.5 million, from the combined balance of $9.7 million at December 31, 2006. The Company intends, subject to market conditions, to redeploy any excess liquidity in loan production and/or investment securities as the opportunities arise.

Investment securities, available for sale, increased by $9,000 to $3.2 million at March 31, 2007. This portfolio consists primarily of U.S. government agency obligations. At March 31, 2007, the Company had an unrealized loss, net of taxes, on available for sale investment securities of $3,400 compared to an unrealized loss, net of taxes, of $9,500 at December 31, 2006.

Trading account securities increased by $17,000 to $356,000 at March 31, 2007. The increase is attributable to an increase in unrealized appreciation in the portfolio. There were no purchases or sales of trading securities during the current period. The trading account portfolio consists of holdings in small thrift and community bank stocks.

Mortgage-backed securities, available for sale, decreased by $107,000 to $1.2 million at March 31, 2007. There were no new purchases of mortgage-backed securities over the most recent three month period. At March 31, 2007, the Company had an unrealized loss, net of taxes, on available for sale mortgage-backed securities of $13,000 compared to an unrealized loss, net of taxes, of $15,000 at December 31, 2006.

Loans receivable decreased $4.0 million, or 2.7%, to $146.7 million at March 31, 2007 from $150.7 million at December 31, 2006. The Bank originated loans of $7.1 million and purchased loans totaling $1.4 million, including $1.2 million in an adjustable rate construction loan located in the Chicagoland area, during the three months ended March 31, 2007, compared to $11.8 million of originations and $5.6 million of purchases during the prior year period. The decreased originations in the current three month period relates to an overall slowdown in loan demand. Offsetting originations and purchases were amortization and prepayments totaling $12.4 million and $8.9 million for the three months ended March 31, 2007 and 2006, respectively. The increase was due to a large volume of mortgage loan payoffs totaling, $6.3 million in 2007 compared to $2.5 million in 2006.

The allowance for loan losses totaled $941,000 at March 31, 2007, an increase of $255,000 from the $686,000 balance at December 31, 2006. During the current quarter, the company received a $249,000 recovery from a settlement regarding medical lease loans which had been charged off in 2002. In addition, the company recorded a $26,000 provision for loan losses offset by $20,000 in net loan charge-offs. The Company’s allowance for loan losses to total loans outstanding was .64% at March 31, 2007, compared to .45% at December 31, 2006. Non-performing loans increased $1.2 million to $3.8 million, or 2.59% of total loans receivable at March 31, 2007, compared to $2.7 million, or 1.71% of total loans receivable at December 31, 2006. The increase in non-performing loans during the current three month period relates to a $507,000 delinquent land development loan located in Greenwood, Indiana, a $265,000 local single-family construction loan built on speculation and $260,000 in recreation vehicle loans. Included in non-performing loans during both periods was a 12 unit condominium construction loan totaling $1.1 million which continues to be in the process of renegotiation by the borrowers as well as a commercial office building located in the local market area totaling $341,000, in the process of foreclosure. The ratio of allowance for loan losses to non-performing loans was 24.58% at March 31, 2007 compared to 25.65% at December 31, 2006.

At March 31, 2007, the Bank had $644,000 of other real estate owned compared to $1.1 million at December 31, 2006. During the most recent three month period, the Bank sold three real estate owned properties and wrote down one property to expected net realizable value, while transferring one single-family residential loan in the amount of $90,000 to this category. Included in other real estate owned at March 31, 2007 was a $404,000 commercial building located in Highland, Indiana. The Company remains committed to aggressively dispose of the remaining real estate owned due to the high carrying costs associated with these properties.

The Company has acquired, in conjunction with an agreement with a local builder, eight vacant lots on which to construct single-family residences. During the current quarter, the investment in real estate held for development increased by $325,000 to $2.2 million from $1.9 million at December 31, 2006. There were no sales of real estate held for development properties during the three month period ended March 31, 2007. At March 31, 2007, there were three completed properties, all listed for sale, with one additional property close to completion. All of the completed properties are located within the local market of the Bank.

Deposits decreased $170,000 to $124.7 million at March 31, 2007. The decrease in deposits is primarily due to a decline in demand deposits and NOW accounts of $2.6 million, as rising short-term interest rates and competitive deposit pricing strategy has shifted the consumer preference to higher yielding certificates of deposit. As a result, certificate of deposit balances increased by $1.8 million to $82.7 million at March 31 2007 compared to December 31, 2006. Also, during the most recent three month period, money market accounts increased by $727,000 while passbook accounts declined by $72,000. At March 31, 2007, the Bank’s non-certificate accounts (passbook, checking and money market accounts) comprised $42.0 million, or 33.6% of deposits, compared to $43.9 million, or 35.2% of deposits at December 31, 2006.

Borrowed money, which consisted primarily of FHLB of Indianapolis advances, remained unchanged at March 31, 2007 compared to December 31, 2006 and totaled $34.3 million. There is currently $14.0 million of FHLB advances and $2.0 million of other borrowings maturing over the next twelve month period at a weighted average interest rate of 5.4%. As of March 31, 2007, the weighted average rate and term to maturity of borrowed money was 5.25% and 1.9 years compared to 5.16% and 2.2 years at December 31, 2006. Also, during the current quarter, the Company repaid its $5.0 million trust preferred issue and replaced it with a new $3.0 million trust preferred offering at a reduced interest rate and $2.0 million in borrowings from another financial institution.

Total stockholders’ equity of the Company decreased by $146,000 to $14.5 million, or 8.05% of total assets, at March 31, 2007, compared to $14.7 million, or 8.04% of total assets at December 31, 2006. The decrease was due to stock repurchases during the quarter of $89,000 as well as the payment of $84,000 in cash dividends, offset by net income of $16,000, an unrealized holding gain of $8,000 and activities associated with our stock option plan of $3,000. The Company may, from time to time based on market conditions, continue modest repurchases of stock.

Comparison of the Results of Operations for the Years Ended March 31, 2007 and 2006

General - Net income for the three months ended March 31, 2007 was $16,000, or $.02 per diluted share, compared to net income of $250,000, or $.24 per diluted share for the three months ended March 31, 2006. The decrease in earnings is primarily due to a lower net interest income of $245,000 as well as a pre-tax loss of $95,000 ($57,000 net of tax or $.05 per dilute share) on the disposition and write-down of other real estate owned properties.

Interest income - Total interest income increased by $151,000, or 6.3%, to $2.6 million for the three months ended March 31, 2007 compared to $2.4 million for the three months ended March 31, 2006. This increase was the result of an increase of $8.2 million in the average balance of interest-earning assets to $161.1 million for the quarter ended March 31, 2007, from $152.9 million for the quarter ended March 31, 2006 and, to a lesser extent, an increase in the average yield on interest-earnings assets to 6.35% for the quarter ended March 31, 2007, from 6.30% for the quarter ended March 31, 2006. The increase in the average balance of interest-earnings assets was primarily due to increases in the average balances of loans receivable, which increased by $6.0 million between the periods and, to a lesser extent, by an increase of $2.7 million in interest-bearing cash accounts.

Interest income on loans receivable increased $107,000, or 4.7%, to $2.4 million for the current quarter compared to the prior year’s quarter. The increase in interest income on loans was the result of the aforementioned $6.0 million increase in the average balance of loans and to a much smaller extent, an increase in average yield to 6.47% for the three months ended March 31, 2007, from 6.44% for the three months ended March 31, 2006. The average yield on loans receivable was negatively impacted in the 2007 quarter by an increase in the reserve for uncollected interest on non-performing loans, which reduced interest income by $36,000 or 10 basis points from the prior year’s quarter. Interest income on mortgage-backed securities decreased due to a decrease in the average balance of the portfolio. Interest income on the investment portfolio and on interest bearing cash deposits rose due to the overall increase in short-term rates between the periods.

Interest Expense - Total interest expense increased by $397,000, or 31.5%, to $1.7 million for the three months ended March 31, 2007 compared to $1.3 million for the three months ended March 31, 2006. The cost of interest-bearing liabilities increased 81 basis points to 4.11% for the quarter ended March 31, 2007, compared to 3.30% for the quarter ended March 31, 2006 as higher short-term interest rates and competitive pricing pressures have forced management to raise its cost of funds.

Interest expense on deposits increased $183,000, or 20.2% to $1.09 million for the three months ended March 31, 2007, compared to $907,000 for the three months ended March 31, 2006. A continuing shift of funds out of lower cost core deposits into higher rate certificates of deposit and money market accounts have led to an increase in the cost of interest-bearing deposit accounts to 3.57% for the quarter ended March 31, 2007 compared to 2.87% for the 2006 quarter.

Interest expense on borrowings increased by $214,000, or 60.7%, to $566,000 for the three months ended March 31, 2007, compared to $352,000 for the three months ended March 31, 2006. The average balance of borrowings increased by $13.0 million to $34.2 million for the quarter ended March 31, 2007, from $21.2 million for the 2006 quarter. The increase in borrowings between the periods was used to fund the $4.3 million decline in average deposit balances between the two periods as well as to fund the $6.0 million increase in average loans receivable. The average cost of borrowed funds also rose by 40 basis points to 5.76% in the 2007 quarter from 5.36% in the 2006 quarter. Maturities of lower costing FHLB advances refinanced into higher cost borrowings and the rate increased on the Company’s LIBOR-based trust preferred securities. At the end of the first quarter of 2007, the Company repaid its $5.0 million trust preferred issue and replaced it with a new $3.0 million offering at a reduced interest rate.

Provision for Loan Losses - Based on management’s assessment of the adequacy of the loan loss reserve, the Company recorded a provision for loan losses of $26,000 during the three month period ended March 31, 2007 as compared to a $27,000 provision in the prior year period. There were no changes in estimation method or assumptions that impacted the provision for loan losses during the quarter. Net loan charge-offs for the three months ended March 31, 2007 were $20,000, including $7,000 in one-to-four family residential loans and the balance in consumer loans. Net loan charge-offs for the three months ended March 31, 2006 were $31,000, including $26,000 in one-to-four family residential loans and the balance in consumer loans.

Management increased the Company’s allowance for loan losses from $686,000 at December 31, 2006 to $941,000 at March 31, 2007. The increase in the allowance was warranted, in part, by a $1.2 million increase in non- accruing loans during the quarter as well as concerns related to the previously discussed $1.1 million delinquent construction loan. The increase in the loan loss allowance during the current quarter, was positively impacted by a $249,000 recovery from a settlement regarding medical lease loans which had been charged off from the loan loss allowance in 2002. This recovery resulted in the Company only having to record an additional provision for loan losses of $26,000 during the quarter.

Management believes that the total general loan loss allowance of $941,000 on total loans of $146.7 million at March 31, 2007 is adequate to cover probable accrued losses given the area economic conditions, the level of impaired and non-performing loans, and the composition of the loan portfolio. At March 31, 2007, the Company was aware of no regulatory directives that the Bank make additional provisions for losses on loans. Although the Bank believes it maintains its allowance for loan losses at a level that it considers adequate, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in the future.

Non-Interest Income - Non-interest income decreased to $221,000 in the current quarter, compared to $384,000 reported in last year’s first quarter. The decrease in non-interest income for the first quarter of 2007 was primarily the result of a $95,000 loss on the sale and write-down of other real estate owned properties, as previously mentioned. Due to the carrying costs associated with these properties, the Bank accepted a lower negotiated price as opposed to their original expected sales price. In addition, the Company recorded no income from real estate operations during the three months ended March 31, 2007 compared with $51,000 in income reported in the prior year period. The Company also recorded lower fee income of $15,000 from the NOW account overdraft protection program, due to lower volumes of overdraft activity, and reduced service fee income of $50,000 relating to the accounts receivable programs due to decreased volumes from those accounts serviced by the Bank as well as those serviced by others. Offsetting these declines to non-interest income was a $22,000 increase in income from trading account securities as the market price of the Company’s portfolio of small thrift and community banks increased in response to the upward bias in small cap stock prices during the quarter. The Company also reported a smaller loss of $9,000 in the current quarter compared to a loss of $18,000 in the prior year’s quarter, related to an investment in a low-income housing joint venture.

Non-Interest Expense - Non-interest expense decreased $71,000 to $1.1 million in the current quarter, compared to $1.2 million reported in last year’s first quarter. The decrease resulted primarily from decreased staffing costs of $32,000 due to a reduction in the in the bonus accrual, decreased advertising costs of $14,000 as the Company did not undertake as many promotions during the current quarter as compared to the year ago period and a decline of $15,000 in professional fees. The decrease in professional fees relates, in part, to an extensive loan review which occurred during the first quarter of 2006.

Income Taxes - The Company recorded an income tax benefit of $14,000 for the quarter ended March 31, 2007 compared to a tax expense of $88,000 in the year ago quarter. The current quarter tax benefit includes a $7,000 refund as a result of amending a prior year’s income tax return as well as a $7,000 benefit generated by favorable permanent tax adjustments. The prior year’s tax expense was positively impacted by the recognition of approximately $35,000 in low-income housing tax credits. No low-income housing tax credit was recorded in the current quarter due to no book taxable income to offset, however, if in future quarters, sufficient book taxable income is evident, the tax credits will be utilized which will have an effect of lowering the effective tax rate.

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

Capital Requirement

At March 31, 2007, the bank was in compliance with all of its capital requirements as follows:

	March 31, 2007		December 31, 2006
		Percent of		Percent of
	Amount	Assets	Amount	Assets
Stockholders' equity of the Bank	$15,260,923	8.69%	$15,550,243	8.73%

Tangible capital	15,277,523	8.70%	$15,574,893	8.74%
Tangible capital requirement	2,635,000	1.50	2,672,000	1.50
Exess	$12,642,523	7.20%	$12,902,893	7.24%

Core capital	15,277,523	8.70%	$15,574,893	8.74%
Core capital requirement	5,270,000	3.00	5,344,000	3.00
Excess	$10,007,523	5.70%	$10,230,893	5.74%

Core and supplementary capital	16,218,405	15.28%	$16,261,360	14.93%
Risk-based capital requirement	8,490,000	8.00	8,712,000	8.00
Exess	$7,728,405	7.28%	$7,549,360	6.93%

Total Bank assets	$175,647,000		$178,121,000
Adjusted total Bank assets	175,664,000		$178,146,000
Total risk-weighted assets	106,125,000		$108,906,000

A reconciliation of consolidated stockholders' equity of the bank for financial reporting purposes to capital available to the Bank to meet regulatory capital requirements is as follows:

	March 31, 2007	December 31, 2006

Stockholders' equity of the Bank	$15,260,923	$15,550,243
Regulatory capital adjustment
for available for sale securities	16,600	24,650

Tangible and core capital	$15,277,523	$15,574,893
General loan loss reserves	940,882	686,467
Direct equity investments	0	0

Core and supplementary capital	$16,218,405	$16,261,360

Non-Performing Assets

The following table sets forth the amounts and categories of non-performing assets in the Company’s portfolio. Loans are reviewed monthly and any loan whose collectivity is doubtful is placed on non-accrual status. Loans are placed on non-accrual status when principal and interest is 90 days or more past due, unless, in the judgment of management, the loan is well collateralized and in the process of collection. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectivity of the loan. Restructured loans include troubled debt restructuring (which involved forgiving a portion of interest principal on any loans or making loans at a rate materially less than the market). We had no restructured loans at March 31, 2007.

	March 31,	December 31,
	2007	2006
	(Dollars in thousands)	(Dollars in thousands)

Non- accruing loans:
One to four family	1,327	1,142
Multi- family	---	---
Non- residential	341	339
Land	507	---
Commericial Business	---	26
Construction	1,372	1,108
Consumer	281	61

Total	3,828	2,676

Foreclosed assets:
One to four family	240	678
Multi-family	---	---
Non-residential	404	403
Construction	---	---

Total	644	1,081

Total non- performing assets	4,472	3,757

Total as a percentage of total assets	2.48%	2.06%

Non-performing assets increased during the past three months, totaling $4.47 million or 2.48% of total assets at March 31, 2007 compared to $3.76 million or 2.06% of total assets at December 31, 2006. The increase was the result of several new loans that became past due during the period including a $507,000 loan for developing real estate in the Greenwood, Indiana, a $265,000 construction loan in Merrillville, Indiana that went delinquent and $260,000 in boat loans in northwest, Indiana.

For the three month period ended March 31, 2007, gross interest, which would have been recorded, had the non-accruing loans been current in accordance with their original terms amounted to $89,000.

At March 31, 2007, the Bank had $644,000 of other real estate owned, a decrease of $437,000 from the $1.1 million balance at December 31, 2006 resulting from the sale of three properties in this portfolio.

In addition to the non-performing assets set forth in the table above, as of March 31, 2007, there were no loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

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

Recent Developments

On April 25, 2007 the Company declared a cash dividend of $.09 per share, payable on May 25, 2007 to shareholders of record on May 11, 2007.

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

None

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

Date: May 7, 2007

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