Form 10QSB
period 2007-06-30
AMB FINANCIAL CORP
filed 2007-08-16
CIK 915393

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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
Yes ☒ No ☐

As of August 16, 2007 there were 1,686,169 shares of the Registrant’s common stock issued and 1,019,353 shares outstanding.

Transitional Small Business Disclosure Format (check one) : Yes ☐ No ☒

AMB FINANCIAL CORP.

FORM 10-QSB

TABLE OF CONTENTS

Part I. FINANCIAL INFORMATION	Page

Item 1. Financial Statements

Consolidated Statements of Financial Condition at June 30, 2007 (Unaudited) and December 31, 2006	3

Consolidated Statements of Earnings for the three and Six months ended June 30, 2007 and 2006 (unaudited)	4

Consolidated Statement of Changes in Stockholders Equity, six months ended June 30, 2007 (unaudited)	5

Consolidated Statements of Cash Flow for the six months ended June 30, 2007 and 2006 (unaudited)	6

Notes to Unaudited Consolidated Financial Statements	7-8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8-19

Item 3. Control and Procedures	20

Part II. OTHER INFORMATION	20

Signatures Section 13 and 15d	22

Index of Exhibits	23

Earnings Per Share Analysis (Exhibit 11)	24

Rule 13a-14 Certifications (Exhibits 31.1 and 31.2)	25-26

Section 906 Certification (Exhibits 32.1 and 32.2)	27-28

AMB FINANCIAL CORP.
AND SUBSIDIARIES

Consolidated Statements of Financial Condition

	June 30,	December 31,
	2007	2006
	unaudited
Assets

Cash and amounts due from depository institutions	4,235,823	4,224,462
Interest-bearing deposits	4,437,297	5,503,380
Total cash and cash equivalents	8,673,120	9,727,842
Investment securities, available for sale, at fair value	3,166,012	3,178,431
Trading securities	349,145	339,275
Mortgage backed securities, available for sale, at fair value	1,017,282	1,252,251
Loans receivable (net of allowance for loan losses:
$963,206 at June 30, 2007 and
$686,467 at December 31, 2006)	144,611,095	150,701,080
Investment in LTD Partnership	730,129	757,129
Real estate owned	403,552	1,081,113
Stock in Federal Home Loan Bank of Indianapolis	1,750,900	1,750,900
Accrued interest receivable	743,289	796,354
Office properties and equipment- net	3,662,468	2,856,432
Real estate held for development	1,885,784	1,881,551
Bank owned life insurance	3,676,598	3,614,272
Prepaid expenses and other assets	3,805,653	4,345,847

Total assets	174,475,027	182,282,477

Liabilities and Stockholders' Equity

Liabilities

Deposits	122,306,869	124,858,001
Borrowed money	31,200,096	34,317,589
Guaranteed preferred beneficial interest in the
Company's subordinated debentures	3,000,000	5,000,000
Notes Payable	206,530	342,567
Advance payments by borrowers for taxes and insurance	1,406,696	401,967
Other liabilities	2,120,510	2,701,185
Total liabilities	160,240,701	167,621,309

Stockholders' Equity

Preferred stock, $.01 par value; authorized
100,000 shares; none outstanding	-	-
Common Stock, $.01 par value; authorized 1,900,000 shares;
1,686,169 shares issued and 1,026,353 shares outstanding
at June 30, 2007 and 1,046,350 shares outstanding at
December 31, 2006	16,862	16,862
Additional paid- in capital	11,524,918	11,519,168
Retained earnings, substantially restricted	9,853,079	9,963,363
Accumulated other comprehensive loss, net of tax	(34,687)	(24,650)
Treasury stock, at cost (659,816 shares at June 30, 2007
and 639,819 shares at December 31, 2006)	(7,125,846)	(6,813,575)
Total stockholders' equity	14,234,326	14,661,168

Total liabilities and stockholders' equity	174,475,027	182,282,477

AMB FINANCIAL CORP.
AND SUBSIDIARIES

Consolidated Statements of Earnings
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006

Interest income
Loans	2,338,709	2,342,267	4,731,543	4,627,979
Mortgage-backed securities	12,413	18,201	26,453	37,029
Investment securities	44,368	41,520	88,006	79,030
Interest-bearing deposits	94,840	35,130	180,307	76,853
Dividends on FHLB stock	18,000	22,224	40,079	45,496
Total interest income	2,508,330	2,459,342	5,066,388	4,866,387

Interest expense
Deposits	1,119,859	1,006,943	2,209,698	1,913,850
Borrowings	494,116	444,707	1,059,819	796,763
Total interest expense	1,613,975	1,451,650	3,269,517	2,710,613

Net interest income	894,355	1,007,692	1,796,871	2,155,774
Provision for loan losses	29,073	127,691	54,636	154,422
Net interest income after
provision for loan losses	865,282	880,001	1,742,235	2,001,352

Non-interest income:
Loan fees and service charges	33,110	57,878	67,888	94,463
Deposit related fees	122,676	135,364	230,419	258,566
Other fee income	74,450	131,891	167,617	256,127
Rental Income	36,095	34,699	71,054	69,331
Unrealized gain (loss) on trading securities	(7,441)	(10,771)	9,870	(15,402)
Loss from investment
in limited partnership	(18,000)	(18,000)	(27,000)	(36,000)
Gain (loss) on the sale of real estate owned	1,120	35,326	(93,807)	35,326
Income from real estate held for development	36,155	-	36,155	50,598
Gain on sale of other assets	3,162	38,851	3,162	38,851
Increase in cash value of insurance	31,407	30,716	62,326	61,182
Other income	3,871	4,942	10,564	11,877
Total non-interest income	316,605	440,896	538,248	824,919

Non-interest expense:
Staffing costs	569,195	583,341	1,134,279	1,180,726
Advertising	31,209	57,416	58,384	98,205
Occupancy and equipment expense	100,951	104,591	208,590	212,103
Data processing	131,071	112,573	256,188	246,831
Professional fees	97,754	87,974	182,065	186,784
Federal deposit insurance premiums	3,796	4,048	7,492	8,088
Other operating expenses	191,271	192,406	374,653	377,364
Total non-interest expense	1,125,247	1,142,349	2,221,651	2,310,101

Income before income taxes	56,640	178,548	58,832	516,170
Income tax (benefit) expense	5,722	24,507	(8,152)	112,123

Net income	50,918	154,041	66,984	404,047

Earnings per share- basic	$0.05	$0.16	$0.06	$0.41
Earnings per share- diluted	$0.05	$0.15	$0.06	$0.39

See accompanying notes to consolidated financial statements.

Consolidated Statement of Changes in Stockholder's Equity
(Unaudited)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Loss	Stock	Total

Balance at December 31, 2006	$16,862	11,519,168	9,963,363	(24,650)	(6,813,575)	14,661,168

Comprehensive income:
Net income			66,984			66,984
Other comprehensive income,
net of income taxes:
Unrealized holding loss
during the period				(10,037)		(10,037)
Total comprehensive income			66,984	(10,037)		56,947

Purchase of treasury stock (19,997 shares)					(312,271)	(312,271)
Stock option compensation		5,750				5,750
Dividends declared on
common stock ($.17 per share)			(177,268)			(177,268)

Balance at June 30, 2007	$16,862	11,524,918	9,853,079	(34,687)	(7,125,846)	14,234,326

See accompanying notes to consolidated financial statements

AMB FINANCIAL CORP.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2007	2006
	(unaudited)

Cash flows from operating activities:
Net income	$66,984	404,047
Adjustments to reconcile net income to net cash:
Depreciation	102,092	99,747
Amortization of premiums and accretion of discounts	8,251	9,427
Provision for loan losses	54,636	154,422
Proceeds from sale of loans held for sale	317,873	-
Origination of loans held for sale	(315,000)	-
Increase in deferred compensation	22,723	35,648
Stock option compensation	5,750	27,475
Gain on sale of other assets	(3,162)	(38,851)
Unrealized (gain) loss on trading securities	(9,870)	15,402
Loss from limited partnership	27,000	36,000
Increase in cash surrender value of life insurance	(62,326)	(61,182)
Income from real estate held for development	(36,155)	(50,598)
Loss (gain) on sale of real estate owned	93,807	(35,326)
(Decrease) increase in deferred income on loans	(59,475)	1,539
Decrease (increase) in accrued interest receivable	53,065	(5,822)
Increase in accrued interest payable	5,110	26,943
Decrease (increase) in purchased accounts receivable	375,718	(171,432)
Change in current and deferred income taxes	(1,383)	(97,877)
Other, net	(432,756)	336,992

Net cash provided by operating activities	212,882	686,554

Cash flows from investing activities:
Proceeds from sale of Intrieve stock	-	38,851
Purchase of investment securities	(4,267)	(3,878)
Proceeds from repayments of mortgage-backed securities	226,667	210,283
Purchase of loans	(2,408,600)	(6,574,582)
Loan disbursements	(19,534,376)	(25,345,590)
Loan repayments	27,944,927	22,957,703
Proceeds from sale of real estate held for development	464,773	881,679
Purchase of real estate held for development	(432,851)	(734,520)
Proceeds from sale of real estate owned	673,753	144,674
Property and equipment expenditures, net	(908,128)	(31,574)

Net cash provided by (for) investing activities	6,021,898	(8,456,954)

Cash flows from financing activities:
Net decrease in deposits	(2,551,132)	(1,637,887)
Proceeds from borrowed money	5,000,000	11,000,000
Repayment of borrowed money	(10,117,493)	(4,612,597)
Repayment of notes payable	(136,067)	(137,910)
Increase in advance payments by borrowers
for taxes and insurance	1,004,729	859,908
Proceeds from exercise of stock options	---	83,599
Purchase of treasury stock	(312,271)	(247,182)
Dividends paid on common stock	(177,268)	(149,050)

Net cash provided (for) by financing activities	(7,289,502)	5,158,881

Net change in cash and cash equivalents	(1,054,722)	(2,611,519)

Cash and cash equivalents at beginning of period	9,727,842	9,039,011

Cash and cash equivalents at end of period	$8,673,120	6,427,492

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$3,264,407	2,683,670
Income taxes	—	210,000
Non-cash investing activities:
Transfer of loans to real estate owned	90,000	776,988

See accompanying notes to consolidated financial statements.

AMB Financial Corp.
And Subsidiaries

Notes to Consolidated Financial Statements

1.	Statement of Information Furnished

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and Article 10 of Regulation S-X, and in the opinion of management contains all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position as of June 30, 2007, the results of operations for the three and six months ended June 30, 2007 and 2006 and cash flows for the six months ended June 30, 2007 and 2006. These results have been determined on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The attached consolidated statements are those of AMB Financial Corp. (the “Company”) and its consolidated subsidiaries American Savings, FSB (the “Bank”), the Bank’s wholly owned subsidiary NIFCO, Inc., and the wholly owned subsidiary of NIFCO, Inc., Ridge Management, Inc. The results of operations for the three and six month period ended June 30, 2007 is not necessarily indicative of the results to be expected for the full year.

2.	Earnings Per Share

Earnings per share for the three and six month periods ended June 30, 2007 and 2006 were determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding (see Exhibit 11 attached). Stock options are regarded as common stock equivalents and are considered in diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method. ESOP shares not committed to be released to participants are not considered outstanding for purposes of computing earnings per share amounts.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information

This report in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere, contains, and other periodic reports and press releases of the Company may contain, certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1973, as amended, and Section 21E of the Securities Exchanged Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company are generally identifiable by the words “believe, intend, anticipate, estimate, project, plan”, or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted. Factors which could have a material adverse effect on the operations and future prospects of the Company and the subsidiaries include, but are not limited to changes in interest rates, general national and local economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the Company’s loan or investment portfolios, demand for loan products, deposit flows, cost and availability of borrowings, competition, demand for financial services in the Company’s market area, real estate values in the Company’s primary market area, the Company’s stock price, the possible short-term dilutive effect of potential acquisitions, and tax and financial accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

FINANCIAL CONDITION

Total assets of the Company were $174.5 million at June 30, 2007, a decrease of $7.8 million, or 4.3% from $182.3 million at December 31, 2006. The decrease in assets during the six month period was primarily due to a slowdown in loan origination activity, resulting in decreased loan balances, as well as a decrease in cash and cash equivalents.

Cash and short-term investments totaled a combined $8.7 million at June 30, 2007, a decrease of $1.0 million, from the combined balance of $9.7 million at December 31, 2006. The Company utilized a portion of these funds to buy back stock and pay dividends during the period.

Investment securities, available for sale, decreased by $12,000 to $3.2 million at June 30, 2007. This portfolio consists primarily of U.S. government agency obligations. At June 30, 2007, the Company had an unrealized loss, net of taxes, on available for sale investment securities of $15,700 compared to an unrealized loss, net of taxes, of $9,500 at December 31, 2006.

Trading account securities increased by $10,000 to $349,000 at June 30, 2007. The increase is attributable to an increase in unrealized appreciation in the portfolio. There were no purchases or sales of trading account securities during the current period. The trading account portfolio consists of holdings in small thrift and community bank stocks.

Mortgage-backed securities, available for sale, decreased by $235,000 to $1.0 million at June 30, 2007. There were no new purchases of mortgage-backed securities over the most recent six month period. At June 30, 2007, the Company had an unrealized loss, net of taxes, on available for sale mortgage-backed securities of $19,000 compared to an unrealized loss, net of taxes, of $15,000 at December 31, 2006.

Loans receivable decreased $6.1 million, or 4.0%, to $144.6 million at June 30, 2007 from $150.7 million at December 31, 2006. The Bank originated loans of $19.5 million and purchased loans totaling $2.4 million, including $1.2 million in an adjustable rate construction loan located in the Chicagoland area, during the six months ended June 30, 2007, compared to $25.3 million of originations and $6.6 million of purchases during the prior year period. The decline in originations was due to lack of activity in the local market. Offsetting originations and purchases were amortization and prepayments totaling $27.9 million and $23.0 million for the six months ended June 30, 2007 and 2006, respectively. The increase was due to a large volume of 1-4 family mortgage loan payoffs totaling $12.7 million in 2007 compared to $8.1 million in 2006.

The allowance for loan losses totaled $963,000 at June 30, 2007, an increase of $277,000 from an allowance for loan losses of $686,000 at December 31, 2006. The increase was primarily due to a $249,000 recovery received during the first quarter of 2007 from a settlement regarding medical lease loans which had been charged off in 2002. In addition, the Company recorded a $55,000 provision for loan losses offset by $27,000 in net loan charge-offs. The Company’s allowance for loan losses to total loans outstanding was 0.66% at June 30, 2007 and 0.45% at December 31, 2006. Non-performing loans decreased $848,000 to $3.0 million, or 2.05% of total loans receivable at June 30, 2007, compared to $3.8 million, or 2.59% of total loans receivable at March 31, 2007. The ratio of allowance for loan losses to non-performing loans was 32.32% at June 30, 2007 compared to 25.65% at December 31, 2006.

At June 30, 2007, the Bank had $404,000 of other real estate owned compared to $1.1 million at December 31, 2006. During the most recent six month period, the Bank transferred one single-family residential loan in the amount of $90,000 to this category while selling five other real estate owned properties. The remaining property included in other real estate owned at June 30, 2007 was a commercial building located in Highland, Indiana.

The Company has acquired, in conjunction with an agreement with a local builder, seven vacant lots on which to construct single-family residences. During the recent three month period, the Company sold one real estate held for development property for $486,000 resulting in income of $36,000. At June 30, 2007, there were three properties completed and listed for sale. All of the completed properties are located within the local community of the Bank.

Deposits decreased $2.6 million to $122.4 million at June 30, 2007. The decrease in deposits is primarily attributable to increased competition for deposit accounts in a flat yield curve environment. The decrease in deposits is the result of a $1.1 million decrease in demand deposits and NOW accounts, an $893,000 decrease in certificates of deposit and an $855,000 decrease in money market accounts offset by an increase of $255,000 in passbook accounts. At June 30, 2007, the Bank’s non-certificate accounts (passbook, check and money market accounts) comprised $42.3 million, or 34.6% of deposits, compared to $43.9 million, or 35.2% of deposits, at December 31, 2006.

Borrowed money, which consisted primarily of FHLB of Indianapolis advances, decreased by $3.1 million to $31.2 million at June 30, 2007. There is currently $13.0 million of FHLB of Indianapolis advances and $2.0 million of other borrowings maturing over the next twelve month period at a weighted average interest rate of 5.47%. As of June 30, 2007, the weighted average rate and term to maturity of borrowed money was 5.33% and 2.0 years compared to 5.16% and 2.2 years at December 31, 2006. Also, during the first quarter of 2007, the Company repaid its $5.0 million trust preferred issue and replaced it with a new $3.0 million trust preferred security issue at a reduced interest rate and $2.0 million in borrowings from another financial institution.

Total stockholders’ equity of the Company decreased by $427,000 to $14.2 million, or 8.16% of total assets, at June 30, 2007, compared to $14.7 million, or 8.04% of total assets at December 31, 2006. The decrease was due to stock repurchases during the six months of $312,000 as well as the payment of $177,000 in cash dividends and an unrealized loss of $10,000, offset by net income of $67,000 and activities associated with our stock option plan of $5,000. The Company may, from time to time based on market conditions, continue modest repurchases of stock.

Comparison of the Results of Operations for the Three Months Ended June 30, 2007 and 2006

General - Net income for the three months ended June 30, 2007 was $51,000, or $.05 per diluted share, compared to net income of $154,000, or $.15 per diluted share for the three months ended June 30, 2006. The decrease in earnings is primarily due to a decrease in net interest income as well as a decline in non-interest income, primarily reduced fee income, offset in part by a reduction in both the loan loss and income tax provisions.

Interest income - Total interest income increased by $49,000, or 2.0%, to $2.5 million for the three months ended June 30, 2007 compared to the prior year’s quarter. This increase was the result of an increase in the average yield of interest-earning assets to 6.34% for the quarter ended June 30, 2007 from 6.22% for the quarter ended June 30, 2006 while the average balance of interest-earning assets remained flat at $158.2 million.

Interest income on loans receivable, the most significant portion of interest income, decreased $4,000, or to $2.3 million for the current quarter compared to the prior year’s quarter. The decrease in interest income on loans was the result of a $3.9 million decrease in the average balance of loans receivable due to a slowdown in loan origination activity offset by an increase in average yield to 6.47% for the three months ended June 30, 2007, from 6.31% for the same period in 2006, due to higher market interest rates. Interest income on interest-bearing cash deposits rose by $60,000, or 170%, to $95,000 for the three months ended June 30, 2007 from $35,000 in the year ago quarter. The increase was primarily due to a $4.4 million increase in the average balance of cash maintained in interest-bearing deposits and to a lesser extent, a 49 basis point increase in the average yield on interest-bearing deposits to 5.12% for the three months ended June 30, 2007, from 4.63% for the same period in 2006.

Interest Expense - Total interest expense increased by $162,000, or 11.2%, to $1.6 million for the three months ended June 30, 2007 compared to $1.5 million for the three months ended June 30, 2006. The cost of interest-bearing liabilities increased 40 basis points to 4.08% for the quarter ended June 30, 2007, compared to 3.68% for the quarter ended June 30, 2006 as higher short-term interest rates and competitive pricing pressures have forced management to raise its cost of funds.

Interest expense on deposits increased $113,000, or 11.2%, to $1.1 million for the three months ended June 30, 2007, compared to $1.0 million for the three months ended June 30, 2006. The increase reflects a 47 basis point increase in the average rate paid on deposits to 3.65% for the three months ended June 30, 2007, from 3.18% for the same period in 2006 while the balance of average interest-bearing deposits declined by $3.9 million to $122.7 million for the three months ended June 30, 2007, from $126.6 million for the same period in 2006. The increase in net interest expense is attributable to the continuing shift of funds out of lower cost core deposits, including money market accounts, and into higher rate certificates of deposit.

Interest expense on borrowings increased by $49,000, or 11.1%, to $494,000 for the three months ended June 30, 2007, compared to $445,000 for the three months ended June 30, 2006. The average balance of borrowings, including the Company’s subordinated debentures, increased by $4.5 million to $35.6 million for the quarter ended June 30, 2007, from $31.1 million for the 2006 quarter. The increase in borrowings between the periods was used in part to fund the $3.9 million decline in average deposit balances between the two periods. The average cost of borrowed funds declined by 16 basis points to 5.56% in the 2007 quarter from 5.72% in the 2006 quarter. During the first quarter of 2007, the Company repaid its $5.0 million trust preferred issue and replaced it with a new $3.0 million offering at a reduced rate and a $2.0 million borrowing that is scheduled to mature annually.

Provision for Loan Losses - The Company establishes provisions to the allowance for loan losses, which are charged to operations in order to maintain the allowance for loan losses at a level considered necessary to absorb probable incurred losses in the loan portfolio. In determining the level of the allowance for loan losses, management considers past and current loss experience, evaluations of collateral, current economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay a loan and the levels of nonperforming and the other classified assets. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates as more information becomes available or later events change. The allowance for loan losses is reviewed on a quarterly basis and if needed, provisions for loan losses are made to maintain the allowance.

Based on management’s assessment of the adequacy of the loan loss reserve, the Company recorded a provision for loan losses of $29,000 during the three month period ended June 30, 2007 as compared to a $127,000 provision in the prior year period. There were no changes in estimation method or assumptions that impacted the provision for loan losses during the quarter. The higher provision during the prior year’s quarter was primarily the result of the Company authorizing $75,000 of additional provision against a non-residential loan account which was subsequently charged-off. During the current quarter, the Bank recorded $7,000 of consumer loan charge-offs. The Bank’s general allowance for loan losses was $963,000 at June 30, 2007, which was equal to 32.3% of non-performing loans and 0.66% of net loans receivable.

Non-Interest Income - Non-interest income decreased to $371,000 in the current quarter, compared to $441,000 reported in last year’s second quarter. The decrease in non-interest income was primarily due to lower service fee income of $58,000 relating to the accounts receivable programs due to decreased volumes from those accounts serviced by the Bank as well as those serviced by others, lower deposit related fee income of $13,000, primarily from the NOW account overdraft protection program, due to lower volumes of overdraft activity and reduced loan related fee income of $26,000, primarily due to a decrease in loan refinance activity resulting in smaller loan release and miscellaneous fees. In addition, the Company recorded $35,000 in gains on the sale of real estate owned properties in the prior year’s quarter compared to $1,000 in gains during the current year’s quarter and a gain of $39,000 in the prior year’s quarter relating to a final distribution of proceeds from the sale of stock in the Bank’s data processing provider. Offsetting these income declines was $36,000 in income from real estate operations resulting from the sale of an additional property from the real estate held for development portfolio.

Non-Interest Expense - Non-interest expense decreased by $17,000 to $1.13 million in the current quarter, compared to $1.14 million reported in last year’s second quarter. The Company is focused on controlling non-interest expense in the current difficult operating environment. Compensation and benefits declined by $15,000 due in part to a reduction in the bonus accrual and advertising costs decreased by $26,000 as the Company did not undertake as many promotions during the current quarter as compared to the year ago period. Offsetting these declines was an increase of $18,000 in data processing costs, primarily related to home banking and debit card activity, and an increase $10,000 in professional fee expenses relating to public company matters.

Income Taxes - The Company recorded an income tax expense of $6,000 for the quarter ended June 30, 2007 compared to an income tax expense of $24,000 in the year ago quarter. The prior year’s tax expense was positively impacted by the recognition of approximately $35,000 in low-income housing tax credits. No low-income housing tax credit was recorded in the current quarter due to insufficient book taxable income to offset, however, if in future quarters, sufficient book taxable income is evident, the tax credits will be utilized which will have the effect of lowering the effective tax rate.

Comparison of the Results of Operations for the Six Months Ended June 30, 2007 and 2006

General - Net income for the six months ended June 30, 2007 was $67,000, or $.06 per diluted share, compared to net income of $404,000, or $.39 per diluted share for the six months ended June 30, 2006. The decrease in earnings is primarily due to a decline net interest income of $358,000 as well as a loss of $94,000 on the disposition and write-down of other real estate owned properties for the six months ended June 30, 2007 compared to a gain of $35,000 on other real estate owned properties for the 2006 period. These decreases in income were offset by both lower provisions for loan losses and income taxes.

Interest income - Total interest income increased by $200,000, or 4.1%, to $5.1 million for the six months ended June 30, 2007. This increase was the result of an increase of $4.1 million in the average balance of interest-earning assets to $159.7 million for the six months ended June 30, 2007 from $155.6 million for the six months ended June 30, 2006 and, to a lesser extent, an increase in the average yield on interest-earning assets to 6.34% for the six months ended June 30, 2007 from 6.26% for the same period in 2006. The increase in the average balance of interest-earning assets was primarily due to increases in the average balance of interest-bearing deposits, which increased by $3.5 million between the periods and, to a lesser extent, by an increase of $1.1 million in loans receivable.

Interest income on loans receivable increased $104,000, or 2.2%, to $4.7 million for the current six month period compared to the same period in 2006. The increase in interest income on loans was the result of the aforementioned $1.1 million increase in the average balance of loans receivable as well as an increase in average yield to 6.47% for the six months ended June 30, 2007, from 6.37% for the six months ended June 30, 2006. The average yield on loans receivable was negatively impacted in the 2007 period by an increase in the allowance for uncollected interest on non-performing loans, which reduced interest income by $81,000, or 11 basis points, from the prior year’s period. Interest income on mortgage-backed securities decreased by $11,000 due to a decrease in the average balance of the portfolio. Interest income on the investment portfolio increased by $9,000 due to the overall increase in short-term rates between the periods. Interest income on interest-bearing cash deposits increased by $103,000, or 134%, to $180,000 for the six months ended June 30, 2007 from $77,000 in the same period for 2006. This increase was primarily due to the aforementioned $3.5 million increase in the average balance of cash maintained in interest-bearing deposits as well as a 75 basis point increase in the average yield on interest-bearing deposits to 5.05% for the 2007 period compared to 4.30% for the prior year period.

Interest Expense - Total interest expense increased by $558,000, or 20.6%, to $3.3 million for the six months ended June 30, 2007 compared to $2.7 million for the same period in 2006. This increase reflected an increase in the weighted average interest rates that were paid on deposit accounts, and, to a lesser extent, an increase in the average interest rates that were paid on borrowed money, which together resulted in an overall increase of 60 basis points in the cost of average interest-bearing liabilities to 4.09% for the six months ended June 30, 2007, from 3.49% for the same period in 2006. Average interest-bearing liabilities also rose by $4.6 million to $159.8 million for the six months ended June 30, 2007 compared to $155.2 million for the same period in 2006.

Interest expense on deposits increased by $296,000, or 15.5%, to $2.2 million for the six months ended June 30, 2007 compared to $1.9 million for the six months ended June 30, 2006. The increase reflected a 58 basis point increase in the average rate paid on deposits to 3.61% for the six months ended June 30, 2007, from 3.03% for the same period in 2006. This increase was offset by a $4.1 million decrease in average interest-bearing deposits to $122.4 million for the six months ended June 30, 2007, from $126.5 million for the same period in 2006 The increase in net interest expense also is attributable to the continuing shift of funds out of lower cost core deposits, including money market accounts, and into higher rate certificates of deposit.

Interest expense on borrowings increased by $263,000, or 33.0%, to $1.1 million for the six months ended June 30, 2007 compared to $797,000 for the six months ended June 30, 2006. The average balance of borrowings, including the Company’s subordinated debentures, increased by $8.7 million to $37.4 million for the six months ended June 30, 2007, from $28.7 million for the same period in 2006. The increase in borrowings between the periods was used in part to fund the $4.1 million decline in average deposit balances between the two periods as well as to fund the $1.1 million increase in average loans receivable. The average cost of borrowed funds also increased by 11 basis points to 5.67% in the 2007 period from 5.56% in the same period in 2006. During the first quarter of 2007, the Company repaid its $5.0 million trust preferred issue and replaced it with a new $3.0 million offering at a reduced interest rate and a $2.0 million borrowing that is scheduled to mature annually.

Provision for Loan Losses - Based on management’s assessment for the adequacy of the loan loss reserve, the Company recorded a provision for loan losses of $55,000 during the six month period ended June 30, 2007 as compared to a $154,000 provision in the prior year period. There were no changes in estimation method or assumptions that impacted the provision for loan losses during the quarter. The prior year period includes the $75,000 of additional provision, discussed above, in establishing the aforementioned loan loss reserve against a non-residential loan. Net loan charge-offs for the six months ended June 30, 2007 (exclusive of the aforementioned $249,000 loan loss recovery), amounted to $27,000, including $7,000 in one-to-four family residential loans and the balance in consumer loans. Net loan charge-offs for the six months ended June 30, 2006 were $32,000, including $26,000 in one-to-four family residential loans and the balance in consumer loans.

Management believes that the total general loan loss allowance of $963,000 on total loans of $144.6 million at June 30, 2007 is adequate to cover probable accrued losses given the area economic conditions, the level of impaired and non-performing loans, and the composition of the loan portfolio. At June 30, 2007, the Company was aware of no regulatory directives that the Bank make additional provisions for losses on loans. Although the Bank believes it maintains its allowance for loan losses at a level that it considers adequate, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in the future.

Non-Interest Income - Non-interest income decreased $287,000, or 34.8%, to $538,000 for the six months ended June 30, 2007, compared to $825,000 for the same period in 2006. The decrease in non-interest income was primarily due to lower service fee income of $89,000 relating to the accounts receivable programs due to decreased volumes from those accounts serviced by the Bank as well as those accounts serviced by others, lower deposit related fee income of $28,000, primarily from the NOW account overdraft protection program due to lower volumes of overdraft activity and reduced loan related fee income of $27,000, primarily due to a slowdown in refinance activity resulting in smaller loan release and miscellaneous fees. The Company also recorded a loss of $94,000 on the disposition and write-down of other real estate owned properties for the six months ended June 30, 2007 compared to a gain of $35,000 for the same period in 2006. Income from real estate operations resulting from the sale of properties from the real estate held for development portfolio was $36,000 for the six months ended June 30, 2007 compared to $51,000 for the same period in 2006. In addition, the Company recorded a gain of $39,000 in the prior year period relating to a final distribution of proceeds from the sale of stock in the Bank’s data processing provider. Offsetting these declines was income of $10,000 in unrealized gains from trading account securities for the six months ended June 30, 2007 compared to $15,000 in unrealized losses recorded in the same period in 2006, as the market price of the Company’s portfolio of small thrift and community bank stocks rose due to the overall increase in financial institution stock prices. The Company also reported a lower loss of $27,000 in the current period compared to a loss of $36,000 in the same period in 2006, related to an investment in a low-income housing joint venture.

Non-Interest Expense - Non-interest expense decreased by $88,000 to $2.2 million for the six months ended June 30, 2007, compared to $2.3 million in the same period in 2006. The decrease resulted primarily from decreased staffing costs of $46,000 due to a reduction in the bonus accrual and decreased advertising costs of $40,000 as the Company did not undertake as many promotions during the current period as compared to the 2006 period.

Income Taxes - The Company recorded an income tax benefit of $8,000 for the six months ended June 30, 2007 compared to a tax expense of $112,000 in the year ago period. The current period tax benefit includes a $7,000 refund as a result of amending a prior years’ income tax return as well as a $1,000 benefit generated by favorable permanent tax adjustments. The prior year’s tax expense was positively impacted by the recognition of approximately $70,000 in low-income housing tax credits. No low-income housing tax credit was recorded in the 2007 period due to no book taxable income to offset, however, if in future periods, sufficient book taxable income is evident, the tax credits will be utilized which will have an effect of lowering the effective tax rate.

Regulation and Supervision

Capital Standards

As a federally chartered savings bank, the Bank’s deposits are insured up to the applicable limits by the Federal Deposits Insurance Corporation (“FDIC”). The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Indianapolis, which is one of the twelve regional banks comprising the FHLB system. The Bank is regulated by the Office of Thrift Supervision (“OTS”) and the FDIC. The Bank is further regulated by the Board of Governors of the Federal Reserve System as to reserves required to be maintained against deposits and certain other matters. Such regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities. Any change in such regulation, whether by the OTS, the FDIC or Congress could have a material impact on the Company and its operations.

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

Capital Requirement

At June 30, 2007, the Bank was in compliance with all of its capital requirements as follows:

	June 30, 2007		December 31, 2006
		Percent of		Percent of
	Amount	Assets	Amount	Assets
Stockholders' equity of the Bank	$15,356,581	9.01%	$15,550,243	8.73%

Tangible capital	15,391,268	9.03%	$15,574,893	8.74%
Tangible capital requirement	2,558,000	1.50	2,672,000	1.50
Exess	$12,833,268	7.53%	$12,902,893	7.24%

Core capital	15,391,268	9.03%	$15,574,893	8.74%
Core capital requirement	5,116,000	3.00	5,344,000	3.00
Excess	$10,275,268	6.03%	$10,230,893	5.74%

Core and supplementary capital	16,354,474	15.67%	$16,261,360	14.93%
Risk-based capital requirement	8,350,000	8.00	8,712,000	8.00
Exess	$8,004,474	7.67%	$7,549,360	6.93%

Total Bank assets	$170,485,000		$178,121,000
Adjusted total Bank assets	170,520,000		$178,146,000
Total risk-weighted assets	104,375,000		$108,906,000

A reconciliation of consolidated stockholders' equity of the bank for financial reporting purposes to capital available to the Bank to meet regulatory capital requirements is as follows:

	June 30, 2007	December 31, 2006

Stockholders' equity of the Bank	$15,356,581	$15,550,243
Regulatory capital adjustment
for available for sale securities	34,687	24,650

Tangible and core capital	$15,391,268	$15,574,893
General loan loss reserves	963,206	686,467
Direct equity investments	0	0

Core and supplementary capital	$16,354,474	$16,261,360

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

	June 30,	December 31,
	2007	2006
	(Dollars in thousands)	(Dollars in thousands)

Non- accruing loans:
One to four family	1,381	1,142
Multi- family	—	—
Non- residential	497	339
Land	532	—
Commericial business	20	26
Construction	269	1,108
Consumer	281	61

Total	2,980	2,676

Foreclosed assets:
One to four family	—	687
Multi - family	—	—
Non - residential	404	403
Construction	—	—
Consumer	—	—

Total	404	1,081

Total non- performing assets	3,384	3,757

Total as a percentage of total assets	1.94%	2.06%

Non-performing assets decreased during the past six months, totaling $3.38 million or 1.94% of total assets at June 30, 2007 compared to $3.76 million or 2.06% of total assets at December 31, 2006. The decrease in the six month period related to a paid off $1.1 million multi-unit residential construction loan located in Merrillville, Indiana. This decline in total non-performing assets was partially offset by a $532,000 loan for developing real estate in Greenwood, Indiana and $260,000 in boat loans in Northwest, Indiana.

For the six month period ended June 30, 2007, gross interest which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $120,000.

At June 30, 2007, the Bank had $404,000 of other real estate owned, which consisted of a commercial retail property located in Highland, Indiana. During the six months ended June 30, 2007, the Bank accomplished, through aggressive marketing efforts, the disposition of $777,000 of single-family real estate owned properties.

In addition to the non-performing assets set forth in the table above, as of June 30, 2007, there were no loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

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

Recent Developments

On July 25, 2007 the Company declared a cash dividend of $.09 per share, payable on August 22, 2007 to shareholders of record on August 8, 2007.

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

Item 2. CHANGES IN SECURITIES

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

(a)	The company held it Annual Meeting of Shareholders on April 25, 2007.

(b)	The names of each director elected at the Annual Meeting for three-year term are as follows:

	For	Withheld
Ronald W. Borto	804,016	178,705
Michael Mellon	804,016	178,705
Thomas Corsiglia	804,016	178,705

The names of the other directors whose term of office continued after the Annual Meeting, are as follows:

Clement B. Knapp, Jr.
Donald L. Harle
John Pastrick
Robert E. Tolley

(c)	Ratification of the appointment of Cobitz, Vandenberg & Fennessey as the Company’s independent auditors for the year ending December 31, 2007.

	For	Against	Abstain
Number of Votes	910,861	1,875	69,985
Percentage of Votes
Eligible to Cast	87.07%	0.18%	6.69%
Actually Cast	92.69%	0.19%	7.12%

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibits:

Exhibit 11 Computation of earnings per share

Exhibit 31.1 Rule 13a-14 Certification of Clement B. Knapp, Jr.

Exhibit 31.2 Rule 13a-14 Certification of Michael Mellon.

Exhibit 32.1 Certification of Clement B. Knapp pursuant to section 906 of the Sarbanes Oxley Act of 2002.

Exhibit 32.2 Certification of Michael Mellon pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMB FINANCIAL CORP.
Registrant

Date: August 16, 2007

By:	/s/ Clement B. Knapp, Jr.
President and Chief Executive Officer (Duly Authorized Representative)

By:	/s/ Michael Mellon
Executive Vice President and Interim Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibits No.

11	Statement re: Computation of Earnings Per Share

31.1	Rule 13a-14 Certification

31.2	Rule 13a-14 Certification

32.1	Section 906 Certification of CEO

32.2	Section 906 Certification of CFO