Form 10QSB
period 2007-09-30
AMB FINANCIAL CORP
filed 2007-11-09
CIK 915393

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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
Yes ☒ No ☐

As of November 9, 2007 there were 1,686,169 shares of the Registrant’s common stock issued and 984,166 shares outstanding.

Transitional Small Business Disclosure Format (check one) : Yes ☐ No ☒

AMB FINANCIAL CORP.

FORM 10-QSB

TABLE OF CONTENTS

			Page
Part I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated Statements of Financial Condition at September 30, 2007 (unaudited) and December 31, 2006	3

		Consolidated Statements of Earnings for the three and nine months ended September 30, 2007 and 2006 (unaudited)	4

		Consolidated Statement of Changes in Stockholders Equity, nine months ended September 30, 2007 (unaudited)	5

		Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006 (unaudited)	6

		Notes to Unaudited Consolidated Financial Statements	7-8

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8-19

	Item 3.	Control and Procedures	20

Part II.	OTHER INFORMATION		20-21

		Signatures Section 13 and 15d	22

		Index of Exhibits	23

		Earnings Per Share Analysis (Exhibit 11)

		Rule 13a-14 Certifications (Exhibits 31.1 and 31.2)

		Section 906 Certification (Exhibits 32.1 and 32.2)

AMB FINANCIAL CORP.
AND SUBSIDIARIES

Consolidated Statements of Financial Condition

	September 30,	December 31,
	2007	2006
	unaudited
Assets
Cash and amounts due from depository institutions	4,514,894	4,224,462
Interest-bearing deposits	3,055,159	5,503,380
Total cash and cash equivalents	7,570,053	9,727,842

Investment securities, available for sale, at fair value	2,702,609	3,178,431
Trading securities	341,237	339,275
Mortgage backed securities, available for sale, at fair value	937,831	1,252,251
Loans receivable (net of allowance for loan losses:
$882,800 at September 30, 2007 and
$686,467 at December 31, 2006)	145,569,324	150,701,080
Investment in LTD Partnership	712,129	757,129
Real estate owned	503,552	1,081,113
Stock in Federal Home Loan Bank of Indianapolis	1,750,900	1,750,900
Accrued interest receivable	772,066	796,354
Office properties and equipment- net	5,173,057	2,856,432
Real estate held for development	1,932,866	1,881,551
Bank owned life insurance	3,708,966	3,614,272
Prepaid expenses and other assets	4,603,443	4,345,847

Total assets	176,278,033	182,282,477

Liabilities and Stockholders' Equity

Liabilities
Deposits	121,714,367	124,858,001
Borrowed money	32,187,363	34,317,589
Guaranteed preferred beneficial interest in the Company's subordinated debentures	3,000,000	5,000,000
Notes Payable	206,530	342,567
Advance payments by borrowers for taxes and insurance	1,717,691	401,967
Other liabilities	3,383,594	2,701,185
Total liabilities	162,209,545	167,621,309

Stockholders' Equity

Preferred stock, $.01 par value; authorized 100,000 shares; none outstanding	-	-
Common Stock, $.01 par value; authorized 1,900,000 shares; 1,686,169 shares issued and 1,019,353 shares outstanding at September 30, 2007 and 1,046,350 shares outstanding at December 31, 2006	16,862	16,862
Additional paid- in capital	11,527,793	11,519,168
Retained earnings, substantially restricted	9,764,251	9,963,363
Accumulated other comprehensive loss, net of tax	(6,422)	(24,650)
Treasury stock, at cost (666,816 shares at September 30, 2007 and 639,819 shares at December 31, 2006)	(7,233,996)	(6,813,575)
Total stockholders' equity	14,068,488	14,661,168

Total liabilities and stockholders' equity	176,278,033	182,282,477

AMB FINANCIAL CORP.
AND SUBSIDIARIES

Consolidated Statements of Earnings
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
Interest income
Loans	2,389,210	2,489,786	7,120,753	7,117,765
Mortgage-backed securities	11,485	16,930	37,938	53,959
Investment securities	39,012	40,106	127,018	119,136
Interest-bearing deposits	51,137	31,223	231,444	108,076
Dividends on FHLB stock	18,071	16,999	58,150	62,495
Total interest income	2,508,915	2,595,044	7,575,303	7,461,431

Interest expense
Deposits	1,097,494	1,008,625	3,307,192	2,922,475
Borrowings	488,271	499,237	1,548,090	1,296,000
Total interest expense	1,585,765	1,507,862	4,855,282	4,218,475

Net interest income	923,150	1,087,182	2,720,021	3,242,956
Provision for loan losses	31,698	59,019	86,334	213,441
Net interest income after provision for loan losses	891,452	1,028,163	2,633,687	3,029,515

Non-interest income:
Loan fees and service charges	34,714	85,100	102,602	179,563
Deposit related fees	127,048	115,615	357,467	374,181
Other fee income	85,085	79,580	252,702	335,707
Rental Income	38,232	34,831	109,286	104,162
Unrealized gain (loss) on trading securities	(7,908)	18,362	1,962	2,960
Loss from investment in limited partnership	(18,000)	0	(45,000)	(36,000)
Gain (loss) on the sale of real estate owned	0	(3,152)	(93,807)	32,174
Income from real estate held for development	(1,899)	0	34,256	50,598
Gain on sale of other assets	15,267	0	18,429	38,851
Increase in cash value of insurance	32,368	31,123	94,694	92,305
Other income	7,228	4,873	17,792	16,750
Total non-interest income	312,135	366,332	850,383	1,191,251
Non-interest expense:
Staffing costs	552,164	563,665	1,686,443	1,744,391
Advertising	49,926	100,873	108,310	199,078
Occupancy and equipment expense	108,682	114,582	317,272	326,685
Data processing	122,635	114,089	378,823	360,920
Professional fees	124,990	64,439	307,055	251,223
Federal deposit insurance premiums	3,617	4,038	11,109	12,126
Other operating expenses	245,728	211,189	620,381	588,553
Total non-interest expense	1,207,742	1,172,875	3,429,393	3,482,976

Income (loss) before income taxes	(4,155)	221,620	54,677	737,790
Income tax (benefit) expense	(7,699)	40,833	(15,851)	152,956
Net income	3,544	180,787	70,528	584,834

Earnings per share- basic	$0.00	$0.18	$0.07	$0.59
Earnings per share- diluted	$0.00	$0.18	$0.07	$0.58

See accompanying notes to consolidated financial statements.

AMB FINANCIAL CORP.
AND SUBIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Loss	Stock	Total

Balance at December 31, 2006	$16,862	11,519,168	9,963,363	(24,650)	(6,813,575)	14,661,168

Comprehensive income:
Net income			70,528			70,528
Other comprehensive income, net of income taxes:
Unrealized holding gain during the period				18,228		18,228
Total comprehensive income			70,528	18,228		88,756

Purchase of treasury stock (26,997 shares)					(420,421)	(420,421)
Stock option compensation		8,625				8,625
Dividends declared on common stock ($.26 per share)			(269,640)			(269,640)
Balance at September 30, 2007	$16,862	11,527,793	9,764,251	(6,422)	(7,233,996)	14,068,488

See accompanying notes to consolidated financial statements

AMB FINANCIAL CORP.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2007	2006
	(unaudited)
Cash flows from operating activities:
Net income	$70,528	584,834
Adjustments to reconcile net income to net cash:
Depreciation	153,111	150,531
Amortization of premiums and accretion of discounts	11,004	13,145
Provision for loan losses	86,334	213,441
Proceeds from sale of loans held for sale	1,389,953	-
Origination of loans held for sale	(1,380,000)	-
Increase in deferred compensation	29,568	53,701
Stock option compensation	8,625	41,213
Gain on sale of other assets	(18,429)	(38,851)
Loss (gain) on sale of real estate owned	93,807	(32,174)
Unrealized gain on trading securities	(1,962)	(2,960)
Loss from limited partnership	45,000	36,000
Increase in cash surrender value of life insurance	(94,694)	(92,305)
Income from real estate held for development	(34,256)	(50,598)
(Decrease) increase in deferred income on loans	(22,796)	8,601
Decrease (increase) in accrued interest receivable	24,288	(72,939)
(Decrease) increase in accrued interest payable	(286)	33,268
(Increase) decrease in purchased accounts receivable	(541,823)	160,497
Decrease (increase) in current and deferred income taxes	2,539	(117,044)
Other, net	922,661	921,490
Net cash provided by operating activities	743,172	1,809,850

Cash flows from investing activities:
Proceeds from sale of Intreive stock	-	38,851
Purchase of investment securities	(1,006,447)	(506,021)
Proceeds from maturity and early redemption of investment securities	1,500,000	500,000
Proceeds from repayments of mortgage-backed securities	316,067	300,693
Proceeds from redemption of Federal Home Loan Stock	-	89,900
Purchase of loans	(2,593,500)	(7,503,008)
Loan disbursements	(31,351,447)	(36,193,963)
Loan repayments	38,831,641	35,361,385
Proceeds from sale of real estate held owned	673,754	405,577
Proceeds from sale of real estate held for development	462,927	881,679
Purchase of real estate held for development	(479,986)	(1,143,688)
Property and equipment expenditures, net	(2,469,736)	(198,186)
Net cash provided by (for) investing activities	3,883,273	(7,966,781)
Cash flows from financing activities:
Net (decrease) increase in deposits	(3,143,634)	(6,059,760)
Proceeds from borrowed money	19,000,000	16,000,000
Repayment of borrowed money	(23,130,226)	(5,624,497)
Repayment of note payable	(136,037)	(137,910)
Increase (decrease) in advance payments by borrowers for taxes and insurance	1,315,724	(75,375)
Proceeds from exercise of stock options	-	439,452
Purchase of treasury stock	(420,421)	(247,182)
Dividends paid on common stock	(269,640)	(230,715)

Net cash provided (for) by financing activities	(6,784,234)	4,064,013

Net change in cash and cash equivalents	(2,157,789)	(2,092,918)

Cash and cash equivalents at beginning of period	9,727,842	9,039,011

Cash and cash equivalents at end of period	$7,570,053	6,946,093
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$4,855,568	4,185,207
Income taxes	-	270,000
Non-cash investing activities:
Transfer of loans to real estate owned	190,000	1,064,850

See accompanying notes to consolidated financial statements.

AMB Financial Corp.
And Subsidiaries

Notes to Consolidated Financial Statements

1.	Statement of Information Furnished

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and Article 10 of Regulation S-B, and in the opinion of management contains all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position as of September 30, 2007, the results of operations for the three and nine months ended September 30, 2007 and 2006 and cash flows for the nine months ended September 30, 2007 and 2006. These results have been determined on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The attached consolidated statements are those of AMB Financial Corp. (the “Company”) and its consolidated subsidiaries American Savings, FSB (the “Bank”), the Bank’s wholly owned subsidiary NIFCO, Inc., and the wholly owned subsidiary of NIFCO, Inc., Ridge Management, Inc. The results of operations for the three and nine month period ended September 30, 2007 is not necessarily indicative of the results to be expected for the full year.

2.	Earnings Per Share

Earnings per share for the three and nine month periods ended September 30, 2007 and 2006 were determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding (see Exhibit 11 attached). Stock options are regarded as common stock equivalents and are considered in diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method.

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

Cautionary Statement Regarding Forward-Looking Information

This report in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere, contains, and other periodic reports and press releases of the Company may contain, certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1973, as amended, and Section 21E of the Securities Exchanged Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company are generally identifiable by the words “believe, intend, anticipate, estimate, project, plan” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted. Factors which could have a material adverse effect on the operations and future prospects of the Company and the subsidiaries include, but are not limited to changes in interest rates, general national and local economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the Company’s loan or investment portfolios, demand for loan products, deposit flows, cost and availability of borrowings, competition, demand for financial services in the Company’s market area, real estate values in the Company’s primary market area, the Company’s stock price, the possible short-term dilutive effect of potential acquisitions, and tax and financial accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

FINANCIAL CONDITION AT SEPTEMBER 30, 2007

Total assets of the Company were $176.3 million at September 30, 2007, a decrease of $6.0 million, or 3.3%, from $182.3 million at December 31, 2006. The decrease in assets during the nine month period was primarily due to a slowdown in loan origination activity combined with an increase in loan repayments, resulting in decreased loan balances, as well as a decrease in cash and cash equivalents.

Cash and short-term investments totaled a combined $7.6 million at September 30, 2007, a decrease of $2.1 million, from the combined balance of $9.7 million at December 31, 2006. The Company utilized a portion of these funds to buy back stock and pay dividends during the period.

Investment securities, available for sale, decreased by $476,000 to $2.7 million at September 30, 2007 from $3.2 million at December 31, 2006. The decline was due to proceeds from maturing investment securities exceeding security purchases. The portfolio consists primarily of U.S. government agency obligations. At September 30, 2007, the Company had an unrealized gain, net of taxes, on available for sale investment securities of $6,100 compared to an unrealized loss, net of taxes, of $9,500 at December 31, 2006.

Trading account securities increased by $2,000 to $341,000 at September 30, 2007 from $339,000 at December 31, 2006. The increase is attributable to an increase in unrealized appreciation in the portfolio. There were no purchases or sales of trading account securities during the current period. The trading account portfolio consists of holdings in small thrift and community bank stocks.

Mortgage-backed securities, available for sale, decreased by $314,000 to $938,000 at September 30, 2007 from $1.3 million at December 31, 2006. The decline was due to normal principal repayment activity. There were no new purchases of mortgage-backed securities over the most recent nine month period. At September 30, 2007, the Company had an unrealized loss, net of taxes, on available for sale mortgage-backed securities of $12,500 compared to an unrealized loss, net of taxes, of $15,000 at December 31, 2006.

Loans receivable decreased $5.1 million, or 3.4%, to $145.6 million at September 30, 2007 from $150.7 million at December 31, 2006. The Bank originated loans of $31.4 million and purchased loans totaling $2.6 million, including a $1.2 million participation interest in an adjustable rate construction loan located in the Chicagoland area, during the nine months ended September 30, 2007, compared to $36.2 million of originations and $7.5 million of purchases during the prior year period. The decline in originations was due to lower demand for residential mortgage loans as well as our determination to limit fixed rate portfolio loan originations in view of the possibility of an increase in long term interest rates. As a result, the Company originated and sold $1.4 million of fixed rate mortgage loans during the most recent three month period in an effort to reduce interest rate risk exposure. Offsetting originations and purchases were amortization and prepayments totaling $38.8 million and $35.4 million for the nine months ended September 30, 2007 and 2006, respectively.

The allowance for loan losses totaled $883,000 at September 30, 2007, an increase of $197,000 from the balance of $686,000 at December 31, 2006. The increase was primarily due to a $249,000 recovery received during the first quarter of 2007 from a settlement regarding medical lease loans, which had been charged off in a prior year. In addition, the Company recorded an $86,000 provision for loan losses offset by $138,000 in net loan charge-offs. The Company’s allowance for loan losses to total loans outstanding was 0.60% at September 30, 2007 compared to 0.45% at December 31, 2006. Non-performing loans increased $60,000 to $2.7 million, or 1.88% of net loans receivable at September 30, 2007 compared to $2.6 million, or 1.78% of net loans receivable at December 31, 2006. The ratio of allowance for loan losses to non-performing loans was 32.3% at September 30, 2007 compared to 25.7% at December 31, 2006.

At September 30, 2007, the Bank had $504,000 of other real estate owned compared to $1.1 million at December 31, 2006. During the most recent nine month period, the Bank transferred two one-to four-family residential loans in the amount of $190,000 to this category while selling five other real estate owned properties. The remaining properties consist of one non-residential parcel of real estate owned totaling $404,000 and one two-unit parcel of real estate owned totaling $100,000. Both parcels are located in the Company’s market area and are valued at the lower of cost or managements’ estimate of net realizable value.

Net office properties and equipment increased $2.3 million to $5.2 million at September 30, 2007 compared to $2.9 million at December 31, 2006. The increase is due primarily to the construction of a branch office located in St. John, Indiana. This full service banking center is anticipated to open during the first quarter of 2008.

Real estate held for development increased $51,000 to $1.9 million at September 30, 2007. The Company has acquired, in conjunction with an agreement with a local builder, seven vacant lots on which to construct single-family residences. During the nine month period, proceeds from sales totaled $463,000, resulting in income of $34,000, while improvements totaled $480,000. At September 30, 2007, there were three completed properties listed for sale along with four vacant lots available for future construction. All of the properties are located within the local community of the Bank.

Deposits decreased $3.1 million to $121.7 million at September 30, 2007. The decrease in deposits is primarily attributable to increased competition for deposit accounts in a flat yield curve environment. The decrease in deposits is the result of a $1.1 million decrease in NOW and money market demand accounts, a $1.8 million decrease in certificates of deposit and a $216,000 decrease in passbook accounts. At September 30, 2007, the Bank’s non-certificate accounts (passbook, money market, and demand accounts) comprised $42.6 million, or 35.0% of deposits compared to $43.9 million, or 35.2% of deposits, at December 31, 2006.

Borrowed money, which consisted primarily of FHLB of Indianapolis advances, decreased by $2.1 million to $32.2 million at September 30, 2007. There are currently $15.0 million of FHLB of Indianapolis advances and $2.0 million of other borrowings maturing over the next twelve month period at a weighted average interest rate of 5.17%. As of September 30, 2007, the weighted average rate and term to maturity of borrowed money was 5.34% and 2.1 years compared to 5.16% and 2.2 years at December 31, 2006. Also, during the first quarter of 2007, the Company repaid its $5.0 million trust preferred issue and replaced it with a new $3.0 million trust preferred security issue at a reduced interest rate and $2.0 million in borrowings from another financial institution.

Total stockholders’ equity of the Company decreased by $593,000 to $14.1 million, or 7.98% of total assets, at September 30, 2007, compared to $14.7 million, or 8.04% of total assets at December 31, 2006. The decrease was due to stock repurchases during the nine months of $420,000 as well as the payment of $270,000 in cash dividends, offset by net income of $71,000, unrealized gains on available for sale securities, net of tax, of $18,000, and activities associated with our stock option plan of $8,000. The Company may, from time to time depending on market conditions, our capital need, opportunities, and other factors, continue modest repurchases of stock.

Comparison of the Results of Operations for the Three Months Ended September 30, 2007 and 2006

General - Net income for the three months ended September 30, 2007 was $3,500, or $0.00 per diluted share, compared to net income of $181,000, or $0.18 per diluted share for the three months ended September 30, 2006. Return on average equity and return on average assets were 0.10% and 0.01%, respectively, in the current quarter compared to 4.99% and 0.41% in last year’s comparable period. The decrease in earnings is primarily due to a decrease in both net interest income and non-interest income, as well as an increase in non-interest expense, offset in part by a reduction in both the loan loss and income tax provisions.

Interest income - Total interest income decreased by $86,000, or 3.3%, to $2.5 million for the three months ended September 30, 2007 compared to the prior year’s quarter. This decrease was the result of a $2.3 million decline in the balance of average interest-earning assets outstanding and a 12 basis point decline in the average yield on interest-earning assets outstanding. Average interest earning assets totaled $154.4 million for the quarter ended September 30, 2007 as compared to $156.7 million for the quarter ended September 30, 2006. The average yield declined to 6.50% at September 30, 2007, as compared to 6.62% for the prior quarter ended September 30, 2006.

Interest income on loans receivable, the most significant portion of interest income, decreased $101,000, totaling $2.4 million for the current quarter compared to the prior year’s quarter. The decrease in interest income on loans was the result of a $3.3 million decrease in the average balance of loans receivable outstanding due to a slowdown in loan origination activity and a decrease in average yield to 6.62% for the three months ended September 30, 2007, from 6.74% for the same period in 2006, due to loan principal prepayments on higher yielding loans being partially replaced with loans having relatively lower yields. Interest income on interest-bearing cash deposits rose by $20,000, or 63.8%, to $51,000 for the three months ended September 30, 2007 from $31,000 in the year ago quarter. The increase was primarily due to a $1.7 million increase in the average balance of cash maintained in interest-bearing deposits for the three months ended September 30, 2007, compared to the same period in 2006.

Interest Expense - Total interest expense increased by $78,000, or 5.2%, to $1.6 million for the three months ended September 30, 2007 compared to $1.5 million for the three months ended September 30, 2006. The cost of interest-bearing liabilities increased 22 basis points to 4.08% for the quarter ended September 30, 2007, compared to 3.86% for the quarter ended September 30, 2006 as higher short-term interest rates and competitive pricing pressures forced management to raise its cost of funds.

Interest expense on deposits increased $89,000, or 8.8%, to $1.1 million for the three months ended September 30, 2007, compared to $1.0 million for the three months ended September 30, 2006. The increase reflects a 34 basis point increase in the average rate paid on deposits to 3.65% for the three months ended September 30, 2007, from 3.31% for the same period in 2006 while the balance of average interest-bearing deposits declined by $1.3 million to $120.4 million for the three months ended September 30, 2007, from $121.7 million for the same period in 2006. The increase in net interest expense is attributable to the continuing shift of funds out of lower cost core deposits, including money market accounts, and into higher rate certificates of deposit, as well as higher market rates on such certificates of deposit accounts.

Interest expense on borrowings decreased by $11,000, or 2.2%, to $488,000 for the three months ended September 30, 2007, compared to $499,000 for the three months ended September 30, 2006. The average balance of borrowings, including the Company’s subordinated debentures, increased by $600,000 to $35.0 million for the quarter ended September 30, 2007, from $34.4 million for the 2006 quarter. The average cost of borrowed funds declined by 23 basis points to 5.57% in the 2007 quarter from 5.80% in the 2006 quarter. During the first quarter of 2007, the Company repaid its $5.0 million trust preferred issue and replaced it with a new $3.0 million offering at a reduced rate and a $2.0 million borrowing that is scheduled to mature annually.

Provision for Loan Losses - The Company establishes provisions to the allowance for loan losses, which are charged to operations in order to maintain the allowance for loan losses at a level considered necessary to absorb probable incurred losses in the loan portfolio. In determining the level of the allowance for loan losses, management considers past and current loss experience, evaluations of collateral, current economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay a loan and the levels of non-performing and the other classified assets. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates as more information becomes available or later events change. The allowance for loan losses is reviewed on a quarterly basis and if needed, provisions for loan losses are made to maintain the allowance.

Based on management’s assessment of the adequacy of the loan loss reserve, the Company recorded a provision for loan losses of $31,000 during the three month period ended September 30, 2007 as compared to a $59,000 provision in the prior year period. There were no changes in estimation method or assumptions that impacted the provision for loan losses during the quarter. The higher provision during the prior year’s quarter was primarily the result of the Company authorizing $33,000 of additional provision against a non-residential loan account, which was subsequently charged-off. During the current quarter, the Bank recorded $92,000 of net consumer loan charge-offs and $20,000 in net mortgage loan charge-offs.

Non-Interest Income - Non-interest income decreased to $312,000 in the current quarter, compared to $367,000 reported in last year’s third quarter. The decrease in non-interest income was due in part to lower loan service fee income of $50,000 relating primarily to reduced mortgage release service fees that were received in the prior year from an out of state condominium conversion loan which subsequently paid off during the third quarter of 2006, a $26,000 reduction in trading securities income and an $18,000 loss increase related to an investment in a low-income housing joint venture. Partially offsetting these decreases was an increase of $11,000 from the NOW account overdraft protection program, due to higher volumes of overdraft activity, and a $15,000 increase in gains on the sale of mortgage loans as the Company began selling a portion of newly originated long-term fixed rate loans to the Federal Home Loan Bank of Indianapolis in an effort to reduce interest rate risk exposure.

Non-Interest Expense - Non-interest expense increased by $35,000 to $1.2 million in the current quarter compared to last year’s third quarter. The increase was due in part to data processing costs, which increased by $9,000, primarily related to internet banking activity. Professional fees increased by $61,000 due to legal fee increases of $23,000 related to lending activities and increased consulting fees of $33,000. Other operating expenses increased by $34,000 due primarily to a $30,000 loss incurred on a fraudulent check. Offsetting these increases was an $11,000 reduction in compensation expense due in part to a decrease in benefit expenses, a $51,000 reduction in advertising expenses as the Company did not undertake as many promotions during the current quarter as opposed to the year ago period, and a $7,000 decline in occupancy and equipment expenses primarily related to reduced repair and maintenance charges.

Income Taxes - The Company recorded an income tax benefit of $8,000 for the quarter ended September 30, 2007 compared to a tax expense of $41,000 in the year ago quarter. The current quarter’s tax benefit was generated by favorable permanent tax adjustments. The prior year’s tax expense was positively impacted by the recognition of approximately $35,000 in low-income housing tax credits. No low-income housing tax credit was recorded in the current quarter due to no book taxable income to offset, however, if in future quarters, sufficient book taxable income is evident, the tax credits will be utilized which will have the effect of lowering the effective tax rate.

Comparison of the Results of Operations for the Nine Months Ended September 30, 2007 and 2006

General - Net income for the nine months ended September 30, 2007 was $71,000, or $0.07 per diluted share, compared to net income of $585,000, or $0.58 per diluted share for the nine months ended September 30, 2006. Return on average equity and average assets for the nine months ended September 30, 2007 was 0.65% and 0.05%, respectively, compared to 5.41% and 0.45%, respectively, for the nine months ended September 30, 2006. The decrease in earnings is primarily due to a decline in net interest income of $522,000 and a reduction in non-interest income of $342,000 compared to the year ago period. These decreases in income were offset in part by lower provisions for loan losses of $127,000 and income taxes of $169,000 compared to the year ago period.

Interest income - Total interest income increased by $114,000, or 1.5%, to $7.6 million for the nine months ended September 30, 2007. This increase was the result of an increase of $2.0 million in the average balance of interest-earning assets to $157.9 million for the nine months ended September 30, 2007 from $155.9 million for the nine months ended September 30, 2006 and, to a lesser extent, an increase in the average yield on interest-earning assets to 6.40% for the nine months ended September 30, 2007 from 6.38% for the same period in 2006. The increase in the average balance of interest-earning assets was primarily due to increases in the average balance of interest-bearing deposits, which increased by $2.9 million between the periods.

Interest income on loans receivable increased by $3,000, to $7.1 million for the current nine month period compared to the same period in 2006. The increase in interest income on loans was the result a two basis point increase in the average yield to 6.52% for the nine months ended September 30, 2007 from 6.50% for the nine months ended September 30, 2006, offset by a $410,000 reduction in average loan receivable balance outstanding. Interest income on mortgage-backed securities decreased by $16,000 due to a decrease in both the average balance and average yield of the portfolio. Interest income on the investment portfolio increased by $8,000 due to the overall increase in short-term rates between the periods. Interest income on interest-bearing cash deposits increased by $123,000, or 114.1%, to $231,000 for the nine months ended September 30, 2007 from $108,000 in the same period for 2006. This increase was primarily due to the aforementioned $2.9 million increase in the average balance of cash maintained in interest-bearing deposits as well as a 56 basis point increase in the average yield on interest-bearing deposits to 5.03% for the 2007 period compared to 4.47% for the prior year period.

Interest Expense - Total interest expense increased by $636,000, or 15.1%, to $4.8 million for the nine months ended September 30, 2007 compared to $4.2 million for the same period in 2006. The cost of average interest-bearing liabilities increased 47 basis points to 4.09% for the nine months ended September 30, 2007 from 3.62% for the same period in 2006. Average interest-bearing liabilities also rose by $2.8 million to $158.3 million for the nine months ended September 30, 2007 compared to $155.5 million for the same period in 2006.

Interest expense on deposits increased by $385,000, or 13.2%, to $3.3 million for the nine months ended September 30, 2007 compared to $2.9 million for the nine months ended September 30, 2006. The increase reflected a 50 basis point increase in the average rate paid on deposits to 3.62% for the nine months ended September 30, 2007, from 3.12% for the same period in 2006. This increase was offset by a $3.2 million decrease in average interest-bearing deposits to $121.7 million for the nine months ended September 30, 2007, from $124.9 million for the same period in 2006.

Interest expense on borrowings increased by $252,000, or 19.5%, to $1.5 million for the nine months ended September 30, 2007 compared to $1.3 million for the nine months ended September 30, 2006. The average balance of borrowings, including the Company’s subordinated debentures, increased by $6.0 million to $36.6 million for the nine months ended September 30, 2007, from $30.6 million for the same period in 2006. The increase in borrowings between the periods was used in part to fund the $3.2 million decline in average deposit balances between the two periods as well as to fund the $2.9 million increase in average interest bearing deposits outstanding. The average cost of borrowed funds remained unchanged at 5.64% during both periods.

Provision for Loan Losses - Based on management’s assessment for the adequacy of the loan loss reserve, the Company recorded a provision for loan losses of $86,000 during the nine month period ended September 30, 2007 as compared to a $213,000 provision in the prior year period. The prior year period includes $108,000 of additional provision for establishing a loan loss reserve against a non-residential loan as discussed above. Net loan charge-offs for the nine months ended September 30, 2007 (exclusive of the aforementioned $249,000 loan loss recovery), were $138,000, including $37,000 in one-to-four family residential loans and $101,000 in consumer loans.

Management believes that the total general loan loss allowance of $883,000 on total loans of $145.6 million at September 30, 2007 is adequate to cover probable accrued losses given the area economic conditions, the level of impaired and non-performing loans, and the composition of the loan portfolio. At September 30, 2007, the Company was aware of no regulatory directives that the Bank make additional provisions for losses on loans. Although the Bank believes it maintains its allowance for loan losses at a level that it considers adequate, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in the future.

Non-Interest Income - Non-interest income decreased $342,000, or 28.6%, to $850,000 for the nine months ended September 30, 2007, compared to $1.2 million for the same period in 2006. The decrease in non-interest income was due in part to a $177,000 decline in service fee income, primarily in accounts receivable and mortgage release service fees and a $126,000 decrease in income on the sale of real estate owned properties. In addition, the Company recorded a $39,000 gain on the sale of stock in the Bank’s data processing provider during the prior year period.

Non-Interest Expense - Non-interest expense decreased by $54,000 to $3.4 million for the nine months ended September 30, 2007 compared to the prior year. The decrease resulted primarily from a decline in staffing costs of $58,000 due to a reduction in the bonus accrual and decreased advertising costs of $91,000 due to lower promotional campaign activity during the current period as compared to the 2006 period. Partially offsetting these decreases was a $56,000 increase in professional fees, discussed above.

Income Taxes - The Company recorded an income tax benefit of $16,000 for the nine months ended September 30, 2007 compared to a tax expense of $153,000 in the year ago period. The current period tax benefit includes a $7,000 refund as a result of amending a prior years’ income tax return as well as a $9,000 benefit generated by favorable permanent tax adjustments. The prior year’s tax expense was positively impacted by the recognition of approximately $105,000 in low-income housing tax credits. No low-income housing tax credit was recorded in the 2007 period due to no book taxable income to offset, however, if in future periods, sufficient book taxable income is evident, the tax credits will be utilized which will have an effect of lowering the effective tax rate.

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

Capital Requirement

At September 30, 2007, the Bank was in compliance with all of its capital requirements as follows:

	September 30, 2007		December 31, 2006
		Percent of		Percent of
	Amount	Assets	Amount	Assets
Stockholders' equity of the Bank	$15,273,091	8.87%	$15,550,243	8.73%

Tangible capital	15,279,513	8.87%	$15,574,893	8.74%
Tangible capital requirement	2,584,251	1.50	2,672,000	1.50
Exess	$12,695,262	7.37%	$12,902,893	7.24%

Core capital	15,279,513	8.87%	$15,574,893	8.74%
Core capital requirement	5,168,310	3.00	5,344,000	3.00
Excess	$10,111,203	5.87%	$10,230,893	5.74%

Core and supplementary capital	16,162,313	14.85%	$16,261,360	14.93%
Risk-based capital requirement	8,707,920	8.00	8,712,000	8.00
Exess	$7,454,393	6.85%	$7,549,360	6.93%

Total Bank assets	$172,277,000		$178,121,000
Adjusted total Bank assets	172,283,000		$178,146,000
Total risk-weighted assets	108,849,000		$108,906,000

A reconciliation of consolidated stockholders’ equity of the Bank for financial reporting purposes to capital available to the Bank to meet regulatory capital requirements is as follows:

	September 30, 2007	December 31, 2006

Stockholders' equity of the Bank	$15,273,091	$15,550,243
Regulatory capital adjustment
for available for sale securities	6,422	24,650

Tangible and core capital	$15,279,513	$15,574,893
General loan loss reserves	882,800	686,467

Core and supplementary capital	$16,162,313	$16,261,360

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

	September 30,	December 31,
	2007	2006
	(Dollars in thousands)	(Dollars in thousands)

Non- accruing loans:
One to four family	1,469	1,142
Multi- family	—	—
Non- residential	259	339
Land	534	—
Commercial business	—	26
Construction	271	1,108
Consumer	201	61

Total	2,734	2,676

Foreclosed assets:
One to four family	100	678
Multi-family	—	—
Non-residential	404	403
Construction	—	—
Consumer	—	—

Total	504	1,081

Total non- performing assets	3,238	3,757

Total as a percentage of total assets	1.84%	2.06%

Non-performing assets decreased during the past nine months, totaling $3.2 million or 1.84% of total assets at September 30, 2007 compared to $3.8 million or 2.06% of total assets at December 31, 2006. The decrease in the nine month period related to a paid off $1.1 million multi-unit residential construction loan located in Merrillville, Indiana as well as the sale of real estate owned totaling $578,000. This decline in total non-performing assets was partially offset by the addition of a $534,000 loan for developing real estate in Greenwood, Indiana, of which the Company is pursuing deed-in-lieu of foreclosure and a $271,000 construction loan on a single family residence located in Merrillville, Indiana.

For the nine month period ended September 30, 2007, gross interest, which would have been recorded, had the non-accruing loans been current in accordance with their original terms amounted to $136,000.

At September 30, 2007, the Bank had $504,000 of other real estate owned, which consisted of one non-residential parcel of real estate owned totaling $404,000 and one two-unit parcel of real estate owned totaling $100,000. Both parcels are located in the Company’s market area and are valued at the lower of cost or managements’ estimate of net realizable value.

In addition to the non-performing assets set forth in the table above, as of September 30, 2007, there were no loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

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

Recent Developments

On October 24, 2007 the Company declared a cash dividend of $.09 per share, payable on November 21, 2007 to shareholders of record on November 7, 2007.

Item3.	Control and Procedures

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

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibits:

Exhibit 11	Computation of earnings per share

Exhibit 31.1	Rule 13a-14 Certification of Clement B. Knapp, Jr.

Exhibit 31.2	Rule 13a-14 Certification of Steven A. Bohn.

Exhibit 32.1	Certification of Clement B. Knapp pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

Exhibit 32.2	Certification of Steven A. Bohn pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMB FINANCIAL CORP. Registrant

Date: November 9, 2007	By:	/s/ Clement B. Knapp, Jr.
President and Chief Executive Officer
(Duly Authorized Representative)

By:	/s/ Steven A. Bohn
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS
Exhibits No.

11	Statement re: Computation of Earnings Per Share

31.1	Rule 13a-14 Certification

31.2	Rule 13a-14 Certification

32.1	Section 906 Certification of CEO

32.2	Section 906 Certification of CFO