Form 10QSB/A
period 2007-09-30
AMB FINANCIAL CORP
filed 2008-02-25
CIK 915393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

Amendment No. 1

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to _________

Commission File No. 000-23182

AMB Financial Corp.
(Exact name of registrant as specified in its charter)

Delaware	35-1905382
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

8230 Hohman Avenue, Munster, Indiana	46321-1578
(Address of Principal Executive Offices)	(Zip Code)

(219) 836-5870
(Registrant’s telephone number)

 N/A
(Former name or former address, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Ruole 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of February 25, 2008, there were 1,686,169 shares of the Registrant’s common stock issued and 984,166 shares outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Explanatory Note

AMB Financial Corp. (the “Registrant”) has updated Part II to include information regarding a pending legal proceeding and stock repurchases.

AMB Financial Corp.
FORM 10-QSB/A

Index

		Page
	Part II. Other Information
Item 1.	Legal Proceedings	4

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	5

Item 6.	Exhibits	6

Signature Page		7

Part II
Other Information

Item 1. Legal Proceedings

American Savings, FSB (the “Bank”), the wholly owned subsidiary of AMB Financial Corp. (the “Registrant”) is, from time to time, a party to certain lawsuits in the ordinary course of its business, wherein it enforces its security interest. The Bank is currently involved in one legal proceeding, Steve H. Tokarski, et al. v. American Savings, FSB, Cause No. 45D04-0706-CC-075, which involves multiple claims, including a claim involving a restricted deposit account in the amount of $155,000 and another involving the cashing of two checks totaling approximately $513,000. The suit claims that the Bank violated a Notice of Restriction placed on the deposit account and that the Bank assisted an individual in misappropriating funds. Management of the Bank believes that the transactions were handled appropriately and will refute the charges. The Plaintiff filed the complaint in Lake County, Indiana Superior Court in June 2007, more than two years after the May 2005 withdrawal of funds or the June 2003 presentation and cashing of checks. At this time, the outcome of this litigation is still in question and the amount of potential loss, if any, cannot be estimated.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

  Since 2004, the Company has repurchased certain of its shares of common stock from time to time as listed below. On May 24, 2006, the Company announced its intention to repurchase up to 50,000 shares in the open market over a six-month period. On December 21, 2006, the Company announced that it completed its repurchases for this six-month period and announced its intention to repurchase up to another 50,000 shares in the open market over the next six-month period. This repurchase program is now completed. Stock repurchases were made from time to time and were effected through open market purchases. Repurchased stock is held as treasury stock and is available for general corporate purposes.

Company Purchases of Common Stock

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
November 1, 2004 through November 30, 2004	5,100	$14.56	-	-
February 1, 2005 through February 28, 2005	5,618	$14.56	-	-
March 1, 2005 through March 31, 2005	6,000	$14.06	-	-
June 1, 2006 through June 30, 2006	16,861	$14.66	16,861	$485,818
November 1, 2006 through November 30, 2006	9,840	$15.56	26,701	$362,496
December 1, 2006 through December 31, 2006	1,300	$15.56	28,001	$342,304
February 1, 2007 through February 28, 2007	3,465	$15.70	3,465	$730,504
March 1, 2007 through March 31, 2007	2,231	$15.45	5,696	$684,497
May 1, 2007 through May 31, 2007	9,343	$15.74	15,039	$550,275
June 1, 2007 through June 30, 2007	4,958	$15.40	19,997	$462,046
August 1, 2007 through August 31, 2007	7,000	$15.45	26,997	$355,396

Item 6. Exhibits

Exhibit 31.1	Rule 13a-14 Certification of Michael Mellon

Exhibit 31.2	Rule 13a-14 Certification of Steven A. Bohn.

Exhibit 32	Certification of Michael Mellon pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

Exhibit 32	Certification of Steven A. Bohn pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMB Financial Corp.

Date: February 25, 2008	/s/ Michael Mellon
Michael Mellon
President and Chief Executive Officer (Duly Authorized Representative)

Date: February 25, 2008	/s/ Steven A. Bohn
Steven A. Bohn
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)