Form 10KSB
period 2007-12-31
AMB FINANCIAL CORP
filed 2008-03-28
CIK 915393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

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

Common Stock, par value $0.01 per share
(Title of class)

Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES ☒.NO ☐.

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

The Registrant had $ 11.2 million in gross revenue for the year ended December 31, 2007.

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and asked price of such stock as of March 25, 2008 was $7.4 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

As of March 25, 2008, there were issued and outstanding 984,166 shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Parts II and IV of Form 10-KSB - Annual Report to Stockholders for the fiscal year ended December 31, 2007.
Part III of Form 10-KSB - Proxy Statement for the 2007 Annual Meeting of Stockholders.

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

PART I

Item 1. Description of Business

AMB Financial was formed in 1993 by American Savings under the laws of Delaware for the purpose of becoming a savings and loan holding company. American Savings, headquartered in Munster, Indiana, was founded in 1957 as a federally chartered institution. In March 1996, American Savings converted to the stock form of organization through the sale and issuance of 1,686,169 (split adjusted) shares of its common stock to AMB Financial. The principal asset of AMB Financial is the outstanding stock of American Savings. AMB Financial presently has no separate operations and its business consists only of the business of American Savings. All references to AMB Financial, unless otherwise indicated, at or before March 29, 1996 refer to American Savings. References in this Form 10-KSB to “we,” “us” and “our” refer to AMB Financial and/or American Savings as the context requires.

We are a community-based financial institution that offers a variety of selected financial services to meet the needs of the community we serve. We attract deposits from the general public and use such deposits to originate and purchase one- to four-family residential mortgages and, to a lesser extent, non-residential real estate, multi-family real estate, consumer, commercial business, land and construction loans. We also invest in mortgage-backed securities, investment securities consisting primarily of U.S. government obligations and various types of short-term liquid assets. See “- Lending Activities” and “- Investment Activities.” In February, 2005, the Company commenced real estate development activities in cooperation with a local builder. See “Subsidiaries.”

We serve the financial needs of families and local businesses in our primary market area, northwest Lake County, Indiana, through our main office located in Munster, Indiana and two branch offices located in the communities of Dyer and Hammond, Indiana. In addition, in December 2006, we acquired property located in Schererville, Indiana, for the purpose of constructing a branch office. Construction of the branch office is currently underway and scheduled to be completed in June 2008, and the branch facility is expected to open soon thereafter.

Our deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (the “FDIC”). At December 31, 2007, we had total assets of $174.8 million, deposits of $118.9 million and stockholders’ equity of $13.5 million or 7.70% of total assets.

Our executive office is located at 8230 Hohman Avenue, Munster, Indiana 46321-1578 and our telephone number at that address is (219) 836-5870.

Lending Activities

Our principal lending activity is originating and, to a lesser extent, purchasing first mortgage loans secured by owner-occupied one- to four-family residential properties located in our primary market areas. We also originate and purchase non-residential real estate, multi-family real estate, consumer, commercial business, construction and land loans. In addition to increasing the yield and/or the interest rate sensitivity of our portfolio, these non-one- to four family loans allow us to provide more comprehensive financial services to families and community businesses in our primary market area.

Management believes that the current economic conditions, including the slowing economy and softening real estate values, may have an adverse impact on the Company’s operations. In this regard, management believes that the Company’s construction loans and its other loans, other than one-to four-family loans, may be particularly vulnerable to adverse changes in the economy.

Loan Portfolio Composition. The following table sets forth information concerning the composition of our loan portfolio in dollar amounts and in percentages (before deductions for loans in process, net deferred yield adjustments and allowances for losses) as of the dates indicated.

	December 31,
	2007		2006		2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

Real Estate Loans:
One-to four-family	$103,103	68.29%	$105,223	67.08%	$92,809	64.02%	$87,607	66.65%	$78,948	64.43%
Multi-family	6,210	4.11	8,319	5.30	8,956	6.18	7,320	5.57	11,128	9.08
Non-residential	18,173	12.03	18,190	11.60	17,111	11.80	18,026	13.71	14,711	12.01
Construction	8,512	5.64	6,424	4.09	6,737	4.65	3,576	2.72	2,053	1.68
Land	4,663	3.09	8,480	5.41	6,891	4.75	5,197	3.96	4,544	3.71
Total real estate loans	140,661	93.16	146,636	93.48	132,504	91.40	121,726	92.61	111,384	90.91

Other Loans:
Consumer Loans:
Deposit account	123	0.08	126	0.08	91	0.06	160	0.12	180	0.15
Credit Card	551	0.37	449	0.28	421	0.29	365	0.28	408	0.33
Line of credit(1)	4,842	3.21	5,523	3.52	6,208	4.28	5,330	4.05	5,004	4.08
Other	1,029	0.68	1,189	0.76	2,286	1.58	1,414	1.08	1,389	1.13
Total consumer loans	6,545	4.34	7,287	4.64	9,006	6.21	7,269	5.53	6,981	5.69
Commercial business loans	3,777	2.50	2,943	1.88	3,465	2.39	2,444	1.86	4,158	3.40
Total loans receivable	150,983	100.00%	156,866	100.00%	144,975	100.00%	131,439	100.00%	122,523	100.00%

Less:
Loans in process	2,198		5,394		4,182		1,413		1,359
Net deferred yield adjustments	22		85		9		(32)		(78)
Allowance for losses	738		686		749		716		1,033
Total loans receivable, net	$148,025		$150,701		$140,035		$129,342		$120,209

(1) Substantially all of which are secured by residential real estate.

The following table shows the composition of our loan portfolios by fixed- and adjustable-rate at the dates indicated.

	December 31,
	2007		2006		2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

Fixed Rate Loans:
Real estate:
One-to four-family	$84,632	56.06%	$80,520	51.33%	$73,461	50.67%	$73,666	56.05%	$68,081	55.56%
Multi-family	5,889	3.90	8,026	5.11	8,374	5.78	5,752	4.38	6,454	5.27
Non-residential	14,257	9.44	13,325	8.50	13,652	9.42	15,203	11.56	11,520	9.40
Construction	7,572	5.02	2,649	1.69	—	—	2,016	1.53	1,576	1.29
Land	813	0.54	654	0.42	877	0.60	974	0.74	545	0.45
Total real estate loans	113,163	74.96	105,174	67.05	96,364	66.47	97,611	74.26	88,176	71.97
Consumer	1,621	1.07	1,314	0.83	2,313	1.59	1,939	1.48	1,941	1.58
Commercial business	2,191	1.45	1,000	0.64	2,739	1.89	1,469	1.12	2,436	1.99
Total fixed-rate loans	116,975	77.48	107,488	68.52	101,416	69.95	101,019	76.86	92,553	75.54

Adjustable Rate Loans:
Real estate:
One-to four-family	18,471	12.23	24,703	15.75	19,348	13.35	13,941	10.60	10,867	8.87
Multi-family	321	0.21	293	0.19	582	0.40	1,568	1.19	4,674	3.81
Non-residential	3,916	2.59	4,865	3.10	3,459	2.38	2,823	2.15	3,191	2.61
Construction	940	0.62	3,775	2.40	6,737	4.65	1,560	1.19	477	0.39
Land	3,850	2.55	7,826	4.99	6,014	4.15	4,223	3.22	3,999	3.26
Total real estate loans	27,498	18.20	41,462	26.43	36,140	24.93	24,115	18.35	23,208	18.94
Consumer	4,924	3.27	5,973	3.81	6,693	4.62	5,330	4.05	5,040	4.11
Commercial business	1,586	1.05	1,943	1.24	726	0.50	975	0.74	1,722	1.41
Total adjustable-rate loans	34,008	22.52	49,378	31.48	43,559	30.05	30,420	23.14	29,970	24.46

Total loans receivable	150,983	100.00%	156,866	100.00%	144,975	100.00%	131,439	100.00%	122,523	100.00%

Less:
Loans in process	2,198		5,394		4,182		1,413		1,359
Net deferred yield adjustments	22		85		9		(32)		(78)
Allowance for losses	738		686		749		716		1,033
Total loans receivable, net	$148,025		$150,701		$140,035		$129,342		$120,209

The following table illustrates the interest rate sensitivity of the loan portfolio at December 31, 2007. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract requires the final payment to be made. This is shown without regard to interest rate adjustments. The table does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Real Estate
	One-to Four Family		Non-residential and multi-family		Construction		Land		Consumer		Commercial Business		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Due During the Period Ending December 31,
2008	$4,642	7.36%	3,607	7.46%	6,655	7.43%	3,848	7.73%	706	12.51%	1,339	7.85%	20,797	7.67%
2009 to 20010	5,596	6.22%	7,726	6.71%			368	7.36%	562	7.43%	999	7.93%	15,251	6.65%
2011 to 2012	12,494	6.55%	10,091	6.88%	846	7.12%	30	8.25%	882	7.81%	435	7.95%	24,778	6.77%
2013 to 2017	11,259	6.14%	1,701	6.39%	575	6.37%	76	6.58%	1,238	7.84%	1,004	7.69%	15,853	6.40%
2018 and following	69,112	6.16%	1,258	6.49%	436	6.50%	341	7.39%	3,157	8.01%			74,304	6.25%
Total	$103,103	6.26%	24,383	6.86%	8,512	7.28%	4,663	7.66%	6,545	8.38%	3,777	7.84%	150,983	6.57%

As of December 31, 2007, the total amount of loans due after December 31, 2007 which had predetermined interest rates was $104.2 million. The total amount of loans due after such dates which have floating or adjustable interest rates is $26.0 million.

Under federal law, the aggregate amount of loans that we are permitted to make to any one borrower is generally limited to 15% of unimpaired capital and surplus (25% if the security for such loan has a “readily marketable” value or 30% for certain residential development loans). At December 31, 2007, our regulatory loan-to-one borrower limit was approximately $2.3 million. On the same date, we had no borrowers with outstanding balances in excess of this amount. As of December 31, 2007, the largest dollar amount of indebtedness to one borrower or group of related borrowers was a $2.1 million land development loan located in Northwest Indiana. On the same date, this loan was performing in accordance with its terms.

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

One-to-Four Family Residential Real Estate Lending. The cornerstone of our lending program is the origination of long-term permanent loans secured by mortgages on owner-occupied one- to four-family residences. At December 31, 2007, $103.1 million, or 68.29% of our loan portfolio consisted of permanent loans on one- to four-family residences. At that date, the average outstanding residential loan balance was $105,000 and the largest outstanding residential loan had a principal balance of $876,000. Virtually all of the residential loans we originate are secured by properties located in our market area. However, we have purchased a number of one-to-four family residential loans secured by properties located out of our market area during the past there years. See “Originations, Sales and Purchases of Loans.”

We originate 15-30-year fixed rate loans secured by one- to four-family residential real estate as a result of continued consumer demand. We monitor the volume and rate of our fixed rate loans to ensure compliance with our asset/liability management policy. At December 31, 2007, we had, exclusive of balloon loans, $11.7 million of fixed-rate residential loans with less than 10 years to contractual maturity, $14.8 million of fixed-rate residential loans with remaining contractual maturities between 10 and 20 years and $41.6 million of fixed-rate residential loans with remaining contractual maturities in excess of 21 years in its portfolio. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management” in our Annual Report to Stockholders for the year ended December 31, 2007 attached hereto as Exhibit 13 (the “Annual Report”).

In addition, we originate (subject to consumer demand) and acquire adjustable rate mortgage and balloon loans to reduce our exposure to changes in interest rates. We retain and service all adjustable rate mortgages and balloon loans we originate. We make such loans at rates, terms and points determined in accordance with market and competitive factors. Our current one- to four-family residential adjustable rate mortgages are fully amortizing loans with contractual maturities of up to 30 years. The interest rates on the adjustable rate mortgages we originate are generally subject to adjustment at three-year intervals based on a margin over the Three Year Treasury Securities Constant Maturity Index. Decreases or increases in the interest rate of our adjustable rate mortgages are generally limited to 5% above or below the initial interest rate over the life of the loan. Our adjustable rate mortgages are not convertible into fixed-rate loans, do not contain prepayment penalties and do not produce negative amortization. Adjustable rate mortgage loans may be assumed by other lenders provided home buyers meet our underwriting standards and the applicable fees are paid. At December 31, 2007, the total balance of one- to four-family adjustable rate mortgages was $18.5 million.

Our balloon loans generally carry three to five year terms and 25 year amortization schedules. On December 31, 2007, we had $16.5 million of one -to-four family balloon loans.

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

As of December 31, 2007, we had 14 one- to four-family residential mortgage loans having an aggregate balance of $8.1 million with current balances in excess of $417,000, the 2007 Freddie Mac maximum. Our delinquency experience on our loans in excess of this maximum has been similar to our experience on other residential loans.

Our residential mortgage loans customarily include due-on-sale clauses giving us the right to declare the loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the property subject to the mortgage and the loan is not repaid.

Non-Residential and Multi-Family Real Estate Lending. We both originate and purchase permanent non-residential and multi-family real estate loans. We have increased these types of loans in recent years in accordance with our asset/liability management policy and favorable market conditions. Most of our originated non-residential and multi-family loans are located in our primary market area while our purchased loans are located throughout the United States. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management” in our Annual Report attached hereto as Exhibit 13.

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

The table below sets forth by type of security property the estimated number, loan amount and outstanding balance of our non-residential and multi-family real estate loans at December 31, 2007.

	Number of Loans	Original Loan Amount	Outstanding Principal Balance
	(Dollars in Thousands)

Multi-family	$18	$8,802	$6,210
Office	7	2,504	1,750
Retail	6	4,266	4,053
Commercial building	25	5,728	4,912
Restaurants	9	2,767	2,527
Hotel	4	2,630	2,062
Other	10	3,188	2,869

Total	$79	$29,885	$24,383

At December 31, 2007, our largest multi-family and largest nonresidential real estate loans totaled $921,000 and $1.8 million, and consisted of a loan on a 28 unit town home complex located in Northwest Indiana and a loan on a Harley Davidson retail showroom located in Northwest Indiana, respectively. As of December 31, 2007, both of these loans were performing in accordance with their terms.

Non-residential and multi-family real estate loans generally present a higher level of risk than loans secured by one- to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by non-residential and multi-family residential real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower’s ability to repay the loan may be impaired. At December 31, 2007, we had $610,000 of nonresidential and multi-family loans, which were 90 days or more delinquent.

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

We also make loans to builders and developers “on speculation” to finance the construction of residential property where an independent appraisal shows that a ready market exists for the property as completed. Such loans generally have adjustable interest rates based upon prime with terms from six months to one year. The proceeds of the loan are advanced during construction based upon the percentage of completion as determined by an inspection. The loan amount normally does not exceed 80% of projected completed value for homes that have been pre-sold to the ultimate occupant. For loans to builders for the construction of homes not pre-sold, which may carry a higher risk, the loan-to value ratio is generally limited to 75%. Whether we are willing to provide permanent takeout financing to the purchaser of the home is determined independently of the construction loan by a separate underwriting process. At December 31, 2007, we had construction loans with outstanding aggregate balances of $2.6 million secured by one-to-four family residential property built on speculation.

We also occasionally originate construction financing on non-residential and multi-family real estate. However, there were no loans of this type outstanding as of December 31, 2007. Additionally, we participate with other lenders in loans to developers and builders to finance multi-family housing and commercial property construction. At December 31, 2007, we were involved in two out-of-state participation construction loans with an outstanding balance of $2.0 million (includes $128,000 in undisbursed loan proceeds) to construct commercial properties.

Construction lending generally affords us an opportunity to receive interest at rates higher than those obtainable from residential lending and to receive higher origination and other loan fees. In addition, such loans are generally made for relatively short terms. Nevertheless, construction lending to persons other than owner-occupants is generally considered to involve a higher level of credit risk than one- to four-family residential lending due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions (including today’s slowing economy and softening real estate values) on construction projects, real estate developers and managers. In addition, the nature of these loans is such that they are more difficult to evaluate and monitor. Our risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value upon completion of the project and the estimated cost (including interest) of the project. If the estimate of value proves to be inaccurate, we may be confronted, at or prior to the maturity of the loan, with a project with a value which is insufficient to assure full repayment and/or the possibility of having to make substantial investments to complete and sell the project. Because defaults in repayment may not occur during the construction period, it may be difficult to identify problem loans at an early stage. When loan payments become due, the cash flow from the property may not be adequate to service the debt. In such cases, we may be required to modify the terms of the loan.

Land Lending. Land loans, which include vacant land and developed lots, are made to various builders and developers with whom we have pre-existing relationships. All originated land loans are secured by land zoned for residential developments and located within our market area. Disbursements related to acquisition and development land loans are typically based on the construction cost estimate of an independent architect or engineer who inspects the project in connection with significant disbursement requests. At December 31, 2007, we had $4.7 million in loans secured by land, representing 3.09% of our entire gross loan portfolio.

On occasion, we have participated with other lenders in loans to developers and builders to finance land acquisition and development. At December 31, 2007, we were not involved in any land development participation loans.

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

As of December 31, 2007, we had one land development loan, which was repossessed and is included in real estate owned. See “Delinquencies and Non-Performing Assets.”

Consumer Lending. We believe that offering consumer loan products helps to expand the customer base and to create stronger ties to the existing customer base. In addition, because consumer loans generally have shorter terms to maturity and carry higher rates of interest than do residential mortgage loans, they can be valuable asset/liability management tools. For these reasons, we have been increasing our originations of consumer loans. We currently originate substantially all of our consumer loans in our market area. At December 31, 2007, our consumer loans totaled $6.5 million representing 4.34% of the gross loan portfolio.

We offer a variety of secured consumer loans, including home equity lines of credit, home improvement loans, loans secured by savings deposits and automobile loans. Although we primarily originate consumer loans secured by real estate, deposits or other collateral, we also make unsecured personal loans.

Our home equity lines of credit are generally limited to $100,000. We use the same underwriting standards for home equity lines of credit as we use for one- to four-family residential mortgage loans. Home equity lines of credit are originated in amounts, which together with the amount of the first mortgage, generally do not exceed 80% of the appraised value of the property securing the loan. The interest rate for all home equity loans floats at a stated margin over the prime rate. At December 31, 2007, we had $4.8 million of home equity lines of credit and $5.5 million of additional funds committed, but undrawn, under such lines.

We also offer a Visa credit card program. At December 31, 2007, approximately 604 credit cards had been issued, with an aggregate outstanding loan balance of $551,000 and unused credit available of $2.0 million. We presently charge a fixed rate on interest on credit card loans and no annual membership fee.

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

Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral for defaulted consumer loans may not provide adequate sources of repayment for the outstanding loan balances as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At December 31, 2007, $60,000, or approximately 0.92% of the consumer loan portfolio, was 60 days or more delinquent. There can be no assurance that delinquencies will not increase in the future.

Commercial Business Lending. In order to increase the yield and interest rate sensitivity of our loan portfolio and to satisfy the demand for financial services in our primary market area, we actively originate and purchase commercial business loans.

During the past five years, we have originated commercial business loans to businesses such as small retail operations, small manufacturing concerns and professional firms. Also included in commercial business loans as of December 31, 2007 were $1.5 million of purchased loans all of which were made to borrowers located outside of our market area. Our commercial business loans almost always include personal guarantees and are usually, but not always, are at least partially secured by business assets, such as accounts receivable, equipment, inventory and real estate. However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

Most of our commercial business loans have terms ranging from six months to five years and carry adjustable interest rates. The underwriting process for commercial business loans generally includes consideration of the borrower’s financial statements, tax returns, projections of future business operations and inspection of the subject collateral, if any.

Since 1995, we have purchased seasoned commercial leases covering various types of office/commercial/medical equipment. As of December 31, 2007, the outstanding balance on these leases was $1.5 million. In general, the leases are full-payout finance leases in which the lease payments effectively repay the lessor for the purchase price of the equipment, plus an acceptable yield. The selling institution continues to service the leases for us and provides limited recourse in the event of a default by the lessor. We have purchased these leases because they carry relatively high yields and have relatively short terms, consistent with our asset/liability management strategy.

The following table sets forth the Company’s commercial business loans as of December 31, 2007.

TYPE	AMOUNT	PERCENT OF PORTFOLIO
	(Dollars in Thousands)
Equipment leases	$1,536	40.67%
Business equipment	591	15.65
Low income housing venture	191	5.05
Accounts receivable	210	5.56
Other	1,249	33.07

Total	3,777	100.00%

Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are generally of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself (which, in turn, may be dependent upon the general economic environment, including today’s slowing economy). For these reasons, commercial business loans generally carry a higher degree of credit risk than the residential loans. At December 31, 2007, the Company had $37,000 of non performing commercial business loans.

The Bank also invests in commercial accounts receivables, which possess similar investment characteristics to commercial business loans. See “Accounts Receivable Investments.”

Originations, Purchases and Sales of Loans

We originate real estate and other loans through marketing efforts, our customer base, walk-in customers and referrals from real estate brokers and builders. In addition, we occasionally utilize the services of mortgage brokers. We do not pay commissions to employees for loan originations.

We regularly purchase loans from third parties to supplement loan production. In particular, we may purchase loans of a type, which are not available or available with as favorable terms in our own market area. We generally use the same underwriting standards in evaluating loan purchases as we do in originating loans. We will continue to evaluate loan purchase opportunities as they arise and make purchases in the future depending on market conditions. At December 31, 2007, approximately $25.5 million of our loan portfolio was serviced by others. During 2007, we began to sell fixed rate one-to four-family loans in the secondary market in order to reduce interest rate risk. At December 31, 2007, we serviced approximately $1.4 million of loans held by others.

Our ability to originate large dollar volumes of real estate loans may be substantially reduced or restricted in periods of rising interest rates, with a resultant decrease in related fee income and operating earnings.

The following table shows our loan origination, purchase, sale and repayment activities for the periods indicated.

	Year Ending December 31,
	2007	2006	2005
	(In Thousands)

Originations by type:
Adjustable rate:
Real estate - one-to four-family	$2,098	$4,459	$2,072
-non-residential	400	—	568
-construction	1,109	1,978	5,021
-land	202	3,003	1,218
Non-real estate-consumer	6,165	8,603	9,073
-commercial business	508	212	980
Total adjustable-rate	10,482	18,255	18,932
Fixed rate:
Real estate - one-to four-family	20,524	21,824	17,697
-multi family	—	1,791	3,464
-non-residential	4,042	3,669	682
-construction	3,823	2,649	386
-land	349	120	369
Non-real estate-consumer	671	440	1,693
-commercial business	2,292	208	872
Total fixed-rate	31,701	30,701	25,163
Total loans originated	42,183	48,956	44,095

Purchases:
Real estate - one-to four-family	648	5,181	3,949
-multi family	—	—	1,987
-non-residential	892	16	—
-construction	2,400	1,371	1,118
-land	28	1,000	2,500
Non-real estate—commercial business	558	924	2,701
Total loans purchased	4,526	8,492	12,255
Total additions	46,709	57,448	56,350
Principal repayments	50,675	44,505	41,927
Loan sales	1,380	—	—
Net before other items	(5,346)	12,943	14,423
Increase (decrease) in other items, net	2,670	(2,277)	(3,730)
Net (decrease) increase	$(2,676)	$10,666	$10,693

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

Loan Delinquencies. The following table sets forth loan delinquencies by type, by amount and by percentage of type at December 31, 2007.

	Loans Delinquent For:
	60-89 Days			90 Days and Over			Total Delinquent Loans
	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category
	(Dollars in Thousands)

Real Estate:
One- to four-family	7	$696.67%		16	$1,679	1.63%	23	$2,375	2.30%
Multi-family	—	—	—	1	350	5.64%	1	350	5.64%
Non-residential	—	—	—	1	260	1.43%	1	260	1.43%
Construction	—	—	—	1	231	2.71%	1	231	2.71%
Consumer	2	24.37%		7	36.55%		9	60.92%
Commercial business	—	—	—	2	37.98%		2	37.98%

Total	9	$720.48%		28	$2,593	1.72%	37	$3,313	2.20%

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

In connection with the filing of our periodic reports with the OTS and in accordance with our classification of assets policy, we regularly review the problem loans in our portfolio to determine whether any loans require classification in accordance with applicable regulations. On the basis of this review of our assets, at December 31, 2007, we had classified the following assets:

	One-to- Four Family	Multi- Family	Non- Residential	Construction	Consumer	Commercial Business	Real Estate Owned	Total
			(In Thousands)
Substandard	$1,679	350	$260	$231	$36	$37	$750	$3,343
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
	$1.679	350	$260	$231	$36	$37	$750	$3,343

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

	December 31,
	2007	2006	2005	2004	2003
	(Dollars in Thousands)

Non-accruing loans:
One-to-four family	$1,679	$1,142	$527	$474	$544
Multi-family	350	—	—	—	—
Non-residential	260	339	707	765	546
Construction	231	1,108	—	—	—
Land	—	—	144	140	140
Consumer	36	61	96	84	105
Commercial business	37	26	—	146	246
Total	2,593	2,676	1,474	1,609	1,581

Foreclosed assets:
One-to-four family	—	678	584	—	—
Non-residential	403	403	—	—	—
Land	347	—	—	—	—
Total	750	1,081	584	—	—

Other assets:
Escrow advances on non-performing loans	—	—	48	—	—
Total	—	—	48	—	—

Total non-performing assets	$3,343	$3,757	$2,106	$1,609	$1,581

Total as a percentage of total assets	1.91%	2.06%	1.24%	1.02%	1.08%

For the year ended December 31, 2007, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $121,000.

At December 31, 2007, there were no other loans or other assets that are not disclosed on the table or discussed above, where known information about the possible credit problems of borrowers caused us to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on our evaluation of probable losses in our loan portfolio and changes in the nature and volume of our loan activity. Such evaluation, which includes a review of all loans for which full collectibility may not be reasonably assured, considers among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan allowance. Although we believe we use the best information available to make such determinations, future adjustments to the allowance may be necessary, and net income could be significantly affected if circumstances differ substantially from the assumptions used in making the initial determinations. At December 31, 2007, we had an allowance for loan losses of $738,000.

The following table sets forth an analysis of the allowance for loan losses.

	December 31,
	2007	2006	2005	2004	2003
	(Dollars in Thousands)

Balance at beginning of period:	$686	$749	$716	$1,033	$838

Charge-offs:
One-to-four family	27	26	—	35	—
Multi-family	—	—	—	—	—
Non-residential	—	268	—	377	—
Land	188	—	—	—	—
Consumer	116	48	36	38	18
Commercial business	—	—	213	91	5
Total charge offs	331	342	249	541	23

Recoveries:
One-to-four family	—	—	—	—	—
Multi-family	—	—	—	—	—
Non-residential	—	1	—	—	—
Consumer	1	1	7	1	4
Commercial business	249	29	—	34	—
Total recoveries	250	31	7	35	4

Net charge-offs	(81)	(311)	(242)	(506)	(19)
Additions charged to operations	133	248	275	189	214
Balance at end of period	$738	$686	$749	$716	$1,033

Ratio of net charge-offs during the period to average loans outstanding during the period	0.06%	0.21%	0.18%	0.41%	0.02%

Ratio of net charge-offs during the period to average non-performing assets	2.23%	10.73%	12.70%	25.29%	1.34%

The distribution of the allowance for losses on loans at the dates indicated is summarized as follows:

	December 31,
	2007			2006			2005			2004			2003
	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)

One-to-four family	$169	$103,103	68.29%	$274	$105,223	67.08%	$198	$92,809	64.02%	$158	$87,607	66.65%	$160	$78,948	64.43%
Multi-family	19	6,210	4.11	25	8,319	5.30	27	8,956	6.18	22	7,320	5.57	33	11,128	9.08
Non-residential	161	18,173	12.04	104	18,190	11.60	267	17,111	11.80	195	18,026	13.71	429	14,711	12.01
Construction and land	144	13,175	8.73	122	14,904	9.50	123	13,628	9.40	89	8,773	6.68	75	6,597	5.39
Consumer	94	6,545	4.33	65	7,287	4.64	77	9,006	6.21	64	7,269	5.53	68	6,981	5.69
Commercial business	76	3,777	2.50	28	2,943	1.88	34	3,465	2.39	109	2,444	1.86	140	4,158	3.40
Unallocated	75	—	—	68	—	—	23	—	—	79	—	—	128	—	—
Total	$738	$150,983	100.00%	$686	$156,866	100.00%	$749	$144,975	100.00%	$716	$131,439	100.00%	$1,033	$122,523	100.00%

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

Our purchased accounts receivable are classified as “other assets.” Like commercial business loans, these assets are subject to the risk that the debtor is unable to obtain payment on the receivables. The Bank underwrites these assets both on the ability of the debtor to pay on the receivables as well as on the ability of the seller to repurchase the receivables although, under the terms of the purchase agreements, the sellers are in many cases not obligated to do so. In some cases, the Bank has acquired credit insurance on a portion of the receivables. At December 31, 2007 and 2006, the Company owned $3.7 million and $3.0 million, respectively, of accounts receivable. See “Note 11 of the Notes to Consolidated Financial Statements” in the Annual Report.

Investment Activities

In support of our asset/liability management policy, most of our investments have historically consisted of U.S. Government and agency securities with maturities of five years or less, mortgage backed securities and short term assets. We also invest, to a limited degree, in municipal securities, mutual funds and equity securities of other financial companies. At December 31, 2007, we did not own any securities of a single issuer which exceeded 10% of our retained earnings, other than U.S. government or federal agency obligations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in the Annual Report.

Investment Securities. At December 31, 2007, investment securities totaled $3.8 million, or 2.16% of total assets. Included in this amount is a $1.8 million investment in Federal Home Loan Bank stock which is required for membership in the Federal Home Loan Bank of Indianapolis. It is our general policy to purchase securities which are U.S. Government securities or federal agency obligations or other issues that are rated investment grade or have credit enhancements. At December 31, 2007, the average term to maturity or repricing of the investment portfolio was 2.1 years.

The following table sets forth the composition of our investment securities at the dates indicated.

	December 31,
	2007		2006		2005
	Carry Value	% of Total	Carry Value	% of Total	Carry Value	% of Total
	(Dollars in Thousands)

Interest-bearing deposits	$380		$5,503		$4,376

Investment securities available for sale:
U.S. government securities	1,511	74.62%	2,988	84.96%	3,004	85.42%
Government securities mutual fund	207	10.22	190	5.40	184	5.23

Total investments available for sale	1,718	84.84	3,178	90.36	3,188	90.65

Trading securities:
Common stock of other financial institutions	307	15.16	339	9.64	329	9.35

Total trading securities	307	15.16	339	9.64	329	9.35

Total investment securities	$2,025	100.00%	$3,517	100.00%	$3,517	100.00%

Average remaining life of debt investment securities	2.1 years		3.8 years		2.6 years

Stock in FHLB of Indianapolis	$1,751		$1,751		$1,803

The composition and maturities of the investment securities portfolio, excluding Federal Home Loan Bank stock, as of December 31, 2007 are indicated in the following table.

	Less Than 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total Investment Securities
	Carry Value	Carry Value	Carry Value	Carry Value	Carry Value	Fair Value
	(Dollars in Thousands)

U.S. government securities	$999	—	$512	$—	$1,511	$1,511
Marketable equity securities:	—	—	—	—	—	—
Government securities mutual fund(1)	—	—	—	207	207	207
Common stock of other financial institutions(1)	—	—	—	307	307	307

Total	$999	$—	$512	$514	$2,025	$2,025

Weighted average yield	4.60%		5.50%	3.60%	4.54%

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

All of our mortgage-backed securities at December 31, 2007, are backed by federal agencies or government corporations. Accordingly, we believe that the mortgage-backed securities are generally resistant to credit problems.

The following table sets forth the composition of our mortgage-backed securities at the dates indicated.

	December 31,
	2007		2006		2005
	Carry Value	% of Total	Carry Value	% of Total	Carry Value	% of Total
	(Dollars in Thousands)

Mortgage-backed securities available for sale:
Ginnie Mae	$36	4.20%	$43	3.43%	$54	3.25%
Fannie Mae	347	40.44	477	38.10	607	36.48
Freddie Mac	428	49.88	594	47.44	756	45.43
Collateralized mortgage obligation available for sale:
Fannie Mae	$47	5.48	$138	11.03	$247	14.84

Total mortgage-backed securities	$858	100.00%	$1,252	100.00%	$1,664	100.00%

The following table shows mortgage-backed and related securities, purchase, sale and repayment activities for the periods indicated.

	Year Ended December 31,
	2007	2006	2005
	(Dollars in Thousands)

Purchases:
Adjustable-rate	$—	$—	$—
Fixed-rate	—	—	—
Total purchases	—	—	—

Sales and Repayments:
Total sales	—	—	2
Principal repayments	410	403	581
Total reductions	(410)	(403)	(583)
Increase (decrease) in other items, net	16	(9)	(39)
Net decrease	$(394)	$(412)	$(622)

The following table sets forth the contractual maturities of our mortgage-backed securities at December 31, 2007. These securities are anticipated to be repaid well in advance of their contractual maturities as a result of mortgage loan payments. The amounts set forth below represent principal balances only and do not include premiums, discounts and fair value adjustments.

	Due in				December 31, 2007 Balance Outstanding
	1 to 5 Years	5 to 10 Years	10 to 20 Years	Over 20 Years	Fixed	Adjustable
	(Dollars in Thousands)

Ginnie Mae	$—	$—	$—	$34	$34	$—
Fannie Mae	92	—	9	239	331	9
Freddie Mac	110	—	280	43	433	—
CMO	—	—	48	—	48	—
Total	$202	—	337	316	846	9

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

The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition. The varieties of deposits we offer have allowed us to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. Like all depository institutions, we have become more susceptible to short-term fluctuations in deposit flows as customers have become more interest rate conscious. We manage the pricing of our deposits in keeping with our asset/liability management, profitability and growth objectives. Based on our experience, we believe that passbook, demand and NOW accounts may be a somewhat more stable sources of deposits than certificate deposits. However, our ability to attract and maintain these and all deposits, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.

The following table sets forth the savings flows during the periods indicated.

	Year Ending December 31,
	2007	2006	2005
	(In Thousands)

Opening balance	$124,858	$127,435	$115,658
Deposits	284,516	282,235	274,007
Withdrawals	(294,400)	(288,717)	(264,429)
Interest credited	3,908	3,905	2,199

Ending balance	$118,882	$124,858	$127,435

Net (decrease) increase	$(5,976)	$(2,577)	$11,777

Percent (decrease) increase	(4.79)%	(2.02)%	10.18%

The following table sets forth the dollar amount of savings deposits in the various types of deposit programs we offer as of the dates indicated.

	December 31,
	2007		2005		2005
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)

Transactions and Savings Deposits:
Commercial Demand (0.00%)(1)	$3,193	2.68%	$3,993	3.20%	$2,718	2.13%
Passbook Accounts (1.00%)(1)	16,929	14.25	17,616	14.11	19,515	15.32
NOW Accounts (0.50%)(1)	10,140	8.53	11,472	9.19	10,158	7.97
Money Market Accounts (tiered)	9,993	8.40	10,853	8.69	12,959	10.17

Total Non-Certificates	40,255	33.86	43,934	35.19	45,350	35.59

Certificates:
0.76 - 2.00%	—	—	298.24		1,184	0.93
2.01 - 3.00%	567	0.48	1,989	1.59	21,224	16.65
3.01 - 4.00%	10,107	8.50	14,421	11.55	41,255	32.37
4.01 - 5.00%	39,149	32.93	34,933	27.98	18,422	14.46
5.01 - 6.00%	28,804	24.23	29,283	23.45	—	—

Total Certificates	78,627	66.14	80,924	64.81	82,085	64.41
Total Deposits	$118,882	100.00%	$124,858	100.00%	$127,435	100.00%

(1) Rates in effect at December 31, 2007.

The following table shows rate and maturity information for our certificates of deposit as of December 31, 2007.

	2.01- 3.00%	3.01- 4.00%	4.01- 5.00%	5.01- 6.00%	Total	Percent of Total
	(Dollars in Thousands)

Certificate account maturing in quarter ending:
March 31, 2008	$398	$3,002	$13,685	$11,019	$28,104	35.74%
June 30, 2008	78	2,739	5,378	1,940	10,135	12.89
September 30, 2008	—	2,690	5,500	8,774	16,964	21.58
December 31, 2008	61	995	7,348	4,025	12,429	15.81
March 31, 2009	30	497	3,014	551	4,092	5.20
June 30, 2009	—	90	1,009	55	1,154	1.47
September 30, 2009	—	18	397	489	904	1.15
December 31, 2009	—	—	707	724	1,431	1.82
March 31, 2010	—	—	1,171	624	1,795	2.28
June 30, 2010	—	—	189	433	622	0.79
September 30, 2010	—	—	21	—	21	0.03
December 31, 2010	—	—	143	—	143	0.18
Thereafter	—	76	587	170	833	1.06

Total	$567	$10,107	$39,149	$28,804	$78,627	100.00%

Percent of total	0.72%	12.85%	49.79%	36.63%	100.00%	—%

The following table indicates the amount of our certificates of deposit and other deposits by time remaining until maturity as of December 31, 2007.

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
	(Dollars in Thousands)

Certificates of deposit less than $100,000	$19,993	7,671	21,583	7,766	57,013

Certificates of deposit of $100,000 or more	8,111	2,464	7,810	3,229	21,614

Total certificates of deposit	$28,104	10,135	29,393	10,995	78,627

Borrowings. We may obtain advances from the Federal Home Loan Bank of Indianapolis upon the security of our capital stock in the Federal Home Loan Bank of Indianapolis and certain of our mortgage loans and mortgage-backed securities. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. At December 31, 2007, we had $33.4 million in Federal Home Loan Bank advances outstanding. From time to time during recent years we have utilized short-term borrowings, most of which had original maturities of 12 to 36 months, in order to fund loan demand. To the extent such borrowings are different than the average term to repricing of our deposits, they can change our interest rate risk profile. See “Management Discussion and Analysis - Asset/Liability Management” in the Annual Report. During the first quarter of 2007, the Company repaid its $5.0 million trust preferred issue and replaced it with a new $3.0 million trust preferred issue at a reduced rate and borrowed an additional $2.0 million that is scheduled to mature annually. During fiscal 2007, the Company also borrowed $300,000 from a third-party lender for general operating purposes.

The following table sets forth certain information as to our borrowings, at or for the periods ended on the dates indicated.

	December 31,
	2007	2006	2005
	(Dollars in Thousands)
Federal Home Loan Bank advances:
Average balance outstanding	$31,303	$27,017	$20,701
Maximum amount outstanding at any month-end during the period	34,075	34,075	22,845
Balance outstanding at end of period	33,370	34,075	20,769
Weighted average interest rate during the period	5.27%	5.03%	4.77%
Weighted average interest rate at end of period	4.87%	5.16%	4.67%

Other advances:
Average balance outstanding	$1,828	$243	$37
Maximum amount outstanding at any month-end during the period	2,543	243	243
Balance outstanding at end of period	2,543	243	243
Weighted average interest rate during the period	6.76%	7.65%	6.67%
Weighted average interest rate at end of period	6.38%	7.75%	6.75%

Junior subordinated advances:
Average balance outstanding	$3,495	$5,000	$5,000
Maximum amount outstanding at any month-end during the period	5,000	5,000	5,000
Balance outstanding at end of period	3,000	5,000	5,000
Weighted average interest rate during the period	7.78%	9.08%	7.18%
Weighted average interest rate at end of period	6.55%	8.97%	7.56%

Subsidiaries

We have one wholly owned subsidiary service corporation, NIFCO, Inc., and one second tier subsidiary service corporation, Ridge Management, Inc. which is owned by NIFCO. NIFCO previously sold annuities and securities. As of December 31, 2003, the activities of NIFCO were effectively transferred to the Bank.

In the past, Ridge Management engaged in lending and investment activity, although it is currently essentially inactive. For the year ended December 31, 2007, Ridge Management had no activity.

We also own all of the common securities of AMB Financial Statutory Trust II which was created in connection with the issuance in March 2007 of $3.0 million of trust preferred securities.

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

Our general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of capital and surplus). At December 31, 2007, our lending limit under this restriction was approximately $2.3 million. At December 31, 2007, we had no loans in excess of our loans-to-one-borrower limit.

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

The Federal Deposit Insurance Corporation regulations assess insurance premiums based on an institution’s risk. Under this assessment system, the Federal Deposit Insurance Corporation evaluates the risk of each financial institution based on its supervisory rating, financial ratios, and long-term debt issuer rating. The rates for nearly all of the financial institutions industry vary between five and seven cents for every $100 of domestic deposits. The assessment to be paid during the year ending December 31, 2007 will be offset by a credit from the Federal Deposit Insurance Corporation to American Savings of $86,000. Federal law requires the Federal Deposit Insurance Corporation to establish a deposit reserve ratio for the deposit insurance fund of between 1.15% and 1.50% of estimated deposits. The Federal Deposit Insurance Corporation has designated the reserve ratio for the deposit insurance fund through the first quarter of 2008 at 1.25% of estimated insured deposits.

Effective March 31, 2006, the Federal Deposit Insurance Corporation merged the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund (“SAIF”) into a single fund called the Deposit Insurance Fund. In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended June 30, 2007, the annualized FICO assessment was equal to 1.14 basis points for each $100 in domestic deposits maintained at an institution.

Regulatory Capital Requirements. Federally insured savings associations, such as American Savings, are required to maintain a minimum level of regulatory capital. The Office of Thrift Supervision has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations.

The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). At December 31, 2007, American Savings had tangible capital of $15.2 million, or 8.86% of adjusted total assets, which is approximately $12.6 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date. At December 31, 2007, American Savings had purchased mortgage servicing rights of $8,000.

The capital standards also require core capital equal to at least 3% to 4% of adjusted total assets, depending on an institution’s supervisory rating. Core capital generally consists of tangible capital. At December 31, 2007, we had core capital equal to $15.2 million, or 8.86% of adjusted total assets, which is $10.0 million above the minimum leverage ratio requirement of 3% as in effect on that date.

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

On December 31, 2007, we had total risk-based capital of approximately $15.9 million, including $15.2 million in core capital and $700,000 in qualifying supplementary capital, and risk-weighted assets of $112.4 million, or total capital of 14.13% of risk-weighted assets. This amount was $6.9 million above the 8% requirement in effect on that date.

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

Qualified Thrift Lender Test. All savings institutions are required to meet a qualified thrift lender test to avoid certain restrictions on their operations. This test requires a savings institution to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings institutions may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, these assets primarily consist of residential housing related loans and investments. At December 31, 2007, American Savings met the test and has always met the test since its effectiveness. American Savings’ qualified thrift lender percentage was 79.43% at December 31, 2007.

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

Community Reinvestment Act. Under the Community Reinvestment Act, every FDIC insured institution has a continuing and affirmative obligation, consistent with safe and sound banking practices, to help meet the credit needs of its entire community, including low- and moderate- income neighborhoods. The Community Reinvestment Act requires the Office of Thrift Supervision, in connection with its examination of American Savings, to assess the institution’s record of meeting the credit needs of our community and to take this record into account in our evaluation of certain applications, such as a merger or the establishment of a branch, by American Savings. An unsatisfactory rating may be used as the basis for the denial of an application by the Office of Thrift Supervision. American Savings was examined for Community Reinvestment Act compliance in May 2004 and received a rating of “satisfactory.”

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

As a unitary savings and loan holding company, that has been in existence since before May 4, 1999, AMB Financial generally is not subject to activity restrictions. If AMB Financial acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company and the activities of AMB Financial and any of our subsidiaries (other than American Savings or any other Deposit Insurance Fund insured savings association) would generally become subject to certain restrictions. Additionally, if we fail the qualified thrift lender test, within one year AMB Financial must register as, and will become subject to, the significant activity restrictions applicable to bank holding companies.

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

Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain noninterest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At December 31, 2007, American Savings was in compliance with these reserve requirements.

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

As a member, American Savings is required to purchase and maintain a minimum amount of stock in the Federal Home Loan Bank of Indianapolis. At December 31, 2007, American Savings had $1.8 million in Federal Home Loan Bank stock, which was in compliance with this requirement. In past years, American Savings has received substantial dividends on our Federal Home Loan Bank stock. For the fiscal year ended December 31, 2007, dividends paid by the Federal Home Loan Bank of Indianapolis to American Savings totaled $80,000, which constituted a $6,000 decrease from the amount of dividends received in fiscal 2006. Over the past five fiscal years these dividends have averaged 4.62% and were 4.62% for fiscal 2007.

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

To the extent earnings appropriated to a savings institution’s bad debt reserves for “qualifying real property loans” and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the institution’s supplemental reserves for losses on loans, such excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of December 31, 2007, American Savings’ excess for tax purposes totaled approximately $1.9 million.

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

Indiana Taxation. The State of Indiana imposes an 8.5% financial institution tax on the net income of financial (including thrift) institutions. Taxable income for financial institution tax purposes will constitute federal taxable income before net operating loss deductions and special deductions, adjusted for certain items, including the addition of Indiana income taxes, tax exempt interest and bad debts. Other applicable Indiana taxes include sales, use and personal property taxes.

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

We attract all of our deposits through our branch offices, primarily from the communities in which those branch offices are located; therefore, competition for those deposits is principally from other savings institutions, commercial banks, securities firms, money market and mutual funds and credit unions located in the same communities. Our ability to attract and retain deposits depends on our ability to provide an investment opportunity that satisfies the requirements of investors. We compete for these deposits by offering a variety of deposit accounts at competitive rates, convenient business hours and a customer oriented staff. As of June 30, 2007, we estimate our market share of savings deposits in the Lake County, Indiana market area to be approximately 1.81%. The Company also experiences competition from online financial service providers.

Employees

At December 31, 2007, we had a total of 37 employees, including nine part-time employees. Our employees are not represented by any collective bargaining group. We consider employee relations to be good.

Item 2. Description of Property

We conduct business from our main office located in Munster, Indiana and branch offices. The following table sets forth information relating to each of our properties as of December 31, 2007.

Location	Year Acquired	Owned Or Leased		Total Approximate Square Footage	Book Value at December 31, 2007
					(Dollars in Thousands)
Main Office:

8230 Hohman Avenue Munster, Indiana	1963	Owned		8,400	$68

Branch Offices:

1001 Main Street Dyer, Indiana	2000	Owned	(1)	16,000	$1,640

4521 Hohman Avenue Hammond, Indiana	1983	Owned		1,600	$66

Schererville, Indiana (under construction; anticipated to be open to public in June, 2008)	2007	Owned		24,000	$3,880
________________________
(1) Our branch office occupies 5,300 square feet of this building. The balance of the property is leased.

We believe that current facilities are adequate to meet our present and foreseeable needs, subject to possible future expansion.

We maintain an on-line data base with a service bureau servicing financial institutions. The net book value of the data processing and computer equipment utilized at December 31, 2007 was $34,000.

Item 3. Legal Proceedings

We, from time to time, are party to certain lawsuits in the ordinary course of its business, wherein American Savings enforces its security interest. American Savings is currently involved in one legal proceeding, Steve H. Tokarski, et al. v. American Savings, FSB, Cause No. 45D04-0706-CC-075, which involves multiple claims, including a claim involving a restricted deposit account in the amount of $155,000 and another involving the cashing of two checks totaling approximately $513,000. The suit claims that we violated a Notice of Restriction placed on the deposit account and that we assisted an individual in misappropriating funds. Management believes that the transactions were handled appropriately and will refute the charges. The Plaintiff filed the complaint in Lake County, Indiana Superior Court in June 2007, more than two years after the May 2005 withdrawal of funds or the June 2003 presentation and cashing of checks. At this time, the outcome of this litigation is still in question and the amount of potential loss, if any, cannot be estimated.

At December 31, 2007, other than as described above we were not involved in any legal proceedings, that are not routine and incidental to our business.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders, through the solicitation of proxies, during the quarter ended December 31, 2007.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

During the fourth quarter of 2007 the Company repurchased 35,187 shares of stock at an average price of $14.98 per share.

With respect to recent stock trading and dividend information, please see page 48 of the Annual Report to Shareholders attached as Exhibit 13 which is herein incorporated by reference.

Company Purchases of Common Stock
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
October 1, 2007 through October 31, 2007	5,187	$14.73	32,184	$262,429

November 1, 2007 through November 30, 2007	30,000	$15.02	50,000	-

Item 6. Management’s Discussion and Analysis or Plan of Operation

Pages 5 through 19 of the Annual Report to Shareholders attached as Exhibit 13 are herein incorporated by reference.

Item 7. Financial Statements

Report of Management on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

(1) Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has used the framework set forth in the report entitled “Internal Control - Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of the end of the most recent fiscal year.

/s/ Michael Mellon
Michael Mellon
President and Chief Executive Officer

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

ITEM 8A. (T) Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We have adopted disclosure controls and procedures designed to facilitate our financial reporting. The disclosure controls currently consist of communications between the Chief Executive Officer, the Chief Financial Officer and each department head to identify any new transactions, events, trends or contingencies which may be material to our operations. In addition, our Chief Executive Officer, Chief Financial Officer, Audit Committee and independent accountants meet on a quarterly basis and discuss our material accounting policies. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of these interim disclosure controls as of the end of the period covered by this report and found them to be adequate.

(b) Management’s Report on Internal Control over Financial Reporting

The Report of Management on Internal Control over Financial Reporting is on page 36 of the Form 10-KSB. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only a management’s report in this annual report.

(c) Changes in Internal Control over Financial Reporting

We maintain internal control over financial reporting. There have not been any significant changes in such internal control over the financial reporting in the last quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information.

None.

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Information concerning the directors, executive officers and Section 16(a) compliance is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders to be held in 2008, a copy of which will be filed not later than 120 days after the close of fiscal year.

Item 10. Executive Compensation

Information concerning executive compensation is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders to be held in 2008, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from our definitive proxy statement for the annual meeting of stockholders to be held in 2008, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Set forth below is information, as of December 31, 2007 regarding equity compensation plans categorized by those plans that have been approved by stockholders and those plans that have not been approved by stockholders.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (3)

Equity compensation plans approved by stockholders	37,500	$13.25	25,694
Equity compensation plans not approved by stockholders	-	N/A	-
Total	37,500	$13.25	25,694

(1)
Consists of options to purchase 23,194 and 13,306 shares of common stock under the AMB Financial Corp. 1996 Stock Option and Incentive Plan and the AMB Financial Corp. 2005 Stock Option Plan, respectively.

(2)
The weighted average exercise price reflects the weighted average exercise price of stock options awarded from the AMB Financial Corp. 1996 Stock Option and Incentive Plan and the AMB Financial Corp. 2005 Stock Option Plan.

(3)	Consists of stock options for 25,694 shares of common stock available to be granted from the AMB Financial Corp. 2005 Stock Option Plan.

Item 12. Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and transactions is incorporated herein by reference from our definitive proxy statement for the annual meeting of stockholders to be held in 2008, a copy of which will be filed not later than 120 days after the close of the fiscal year.

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

**	Filed on September 12, 1996 under Schedule 14A as an appendix to the Registrant’s definitive proxy materials and incorporated herein by reference.
***	Filed on March 31, 1999 as an exhibit to the Registrant’s Annual Report on Form 10-KSB and incorporated herein by reference.
****	See Note A of the Notes to the Consolidated Financial Statements in the Annual Report attached hereto as Exhibit 13.
*****	Filed on March 30, 2007as an exhibit to the Registrant’s Form 10-KSB for the year ended December 31, 2007 and incorporated herein by reference.
******	Filed on May 6, 2005 under Schedule 14A as Appendix A to the Registrant’s definitive proxy materials and incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information concerning principal accountant fees and services is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in April 2008, a copy of which will be filed not later than 120 days after the close of the fiscal year.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMB FINANCIAL CORPORATION

Date: March 28, 2008	By:	/s/ Michael Mellon
Michael Mellon, President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Michael Mellon	By:	/s/ Steven A. Bohn
	Michael Mellon, President and Chief		Steven A. Bohn, Vice President and
	Executive Officer		Chief Financial Officer
	(Principal Executive and Operating Officer)		(Principal Financial and Accounting Officer)

Date: March 28, 2008		Date: March 28, 2008

By:	/s/ Clement B. Knapp, Jr.	By:	/s/ Ronald Borto
	Clement B. Knapp, Jr., Chairman of the Board		Ronald W. Borto, Director

Date: March 28, 2008		Date: March 28, 2008

By:	/s/ Louis Green	By:	/s/ Donald L. Harle
	Louis Green, Director		Donald L. Harle, Director

Date: March 28, 2008		Date: March 28, 2008

By:	/s/ Robert E. Tolley	By:	/s/ Thomas Corsiglia
	Robert E. Tolley, Director		Thomas Corsiglia, Director

Date: March 28, 2008		Date: March 28, 2008

Index to Exhibits

Exhibit No.	Document
13	Annual Report

21	Subsidiaries of the Registrant

23	Consent of Cobitz, VandenBerg & Fennessy

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002