Form 10-Q
period 2008-03-31
AMB FINANCIAL CORP
filed 2008-05-08
CIK 915393

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008
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

Indicate by a check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer (do not check if a smaller reporting company) ☐	Smaller Reporting Company ☒

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 8, 2008 there were 984,166 shares of the Registrant’s common stock issued and outstanding.

AMB FINANCIAL CORP.
FORM 10-Q
TABLE OF CONTENTS

		Page

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statements of Financial Condition at March 31, 2008 (unaudited) and December 31, 2007	3

	Consolidated Statements of Earnings for the three months ended March 31, 2008 and 2007 (unaudited)	4

	Consolidated Statement of Changes in Stockholders Equity, three months ended March 31, 2008 (unaudited)	5

	Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and 2007 (unaudited)	6

	Notes to Unaudited Consolidated Financial Statements	7-8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8-18

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	18

Item 4T.	Control and Procedures	18

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Submission of Matters to a Vote of Security Holders	19

Item 5.	Other Information	20

Item 6.	Exhibits	20

	Index of Exhibits	22

	Earnings Per Share Analysis (Exhibit 11)

	Rule 13a-14 Certifications (Exhibits 31.1 and 31.2)

	Section 906 Certification (Exhibits 32.1 and 32.2)

AMB FINANCIAL CORP.
AND SUBSIDIARIES

Consolidated Statements of Financial Condition

	March 31,	December 31,
	2008	2007
	unaudited
Assets

Cash and amounts due from depository institutions	$3,037,324	$2,555,155
Interest-bearing deposits	3,801,312	379,853
Total cash and cash equivalents	6,838,636	2,935,008

Investment securities, available for sale, at fair value	1,732,427	1,718,634
Trading securities	312,996	306,566
Mortgage backed securities, available for sale, at fair value	715,460	857,988
Loans receivable (net of allowance for loan losses: $777,657 at March 31, 2008 and $737,886 at December 31, 2007)	151,397,876	148,024,848
Real estate owned	742,912	750,412
Investment in LTD Partnership	700,879	712,129
Stock in Federal Home Loan Bank of Indianapolis	1,965,100	1,750,900
Accrued interest receivable	723,824	741,272
Office properties and equipment- net	7,174,159	6,211,224
Real estate held for development	1,966,541	1,953,953
Bank owned life insurance	3,771,505	3,740,294
Prepaid expenses and other assets	5,317,824	5,050,438

Total assets	$183,360,139	$174,753,666

Liabilities and Stockholders' Equity

Liabilities

Deposits	$122,197,909	$118,881,547
Borrowed money	40,970,258	35,913,019
Guaranteed preferred beneficial interest in the Company's subordinated debentures	3,000,000	3,000,000
Notes Payable	206,530	206,530
Advance payments by borrowers for taxes and insurance	731,203	189,225
Other liabilities	2,787,186	3,110,841
Total liabilities	$169,893,086	$161,301,162

Stockholders' Equity

Preferred stock, $.01 par value; authorized 100,000 shares; none outstanding	$-	$-
Common Stock, $.01 par value; authorized 1,900,000 shares; 1,686,169 shares issued and 984,166 shares outstanding at March 31, 2008 and December 31, 2007	16,862	16,862
Additional paid- in capital	11,531,108	11,530,669
Retained earnings, substantially restricted	9,653,958	9,653,588
Accumulated other comprehensive income, net of tax	25,968	12,228
Treasury stock, at cost (702,003 shares at March 31, 2008 and December 31, 2007)	(7,760,843)	(7,760,843)
Total stockholders' equity	$13,467,053	$13,452,504

Total liabilities and stockholders' equity	$183,360,139	$174,753,666

AMB FINANCIAL CORP.
AND SUBIDIARIES

Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended March 31,	Three Months Ended March 31,
	2008	2007

Interest income
Loans	$2,398,067	$2,392,834
Mortgage-backed securities	8,520	14,040
Investment securities	26,133	43,638
Interest-bearing deposits	12,705	85,467
Dividends on FHLB stock	20,963	22,079
Total interest income	$2,466,388	$2,558,058

Interest expense
Deposits	$1,022,195	$1,089,839
Borrowings	503,710	565,703
Total interest expense	$1,525,905	$1,655,542

Net interest income	$940,483	$902,516
Provision for loan losses	60,000	25,563
Net interest income after provision for loan losses	$880,483	$876,953

Non-interest income:
Loan fees and service charges	$46,686	$34,778
Deposit related fees	119,236	107,743
Other fee income	118,130	93,167
Rental Income	38,953	34,959
Unrealized gain on trading securities	6,430	17,311
Loss from investment in limited partnership	(11,250)	(9,000)
Loss on the sale of real estate owned	0	(94,927)
Gain on sale of other assets	22,641	0
Increase in cash value of insurance	31,211	30,919
Other income	9,391	6,693
Total non-interest income	$381,428	$221,643

Non-interest expense:
Staffing costs	$555,555	$565,084
Advertising	39,496	27,175
Occupancy and equipment expense	124,093	107,639
Data processing	114,043	125,117
Professional fees	97,844	84,311
Federal deposit insurance premiums	26,077	3,696
Other operating expenses	177,990	183,382
Total non-interest expense	$1,135,098	$1,096,404

Income before income taxes	$126,813	$2,192
Income tax expense (benefit)	37,868	(13,874)

Net income	$88,945	$16,066

Earnings per share- basic	$0.09	$0.02
Earnings per share- diluted	$0.09	$0.02

See accompanying notes to consolidated financial statements.

AMB FINANCIAL CORP.
AND SUBIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total

Balance at December 31, 2007	$16,862	$11,530,669	$9,653,588	$12,228	$(7,760,843)	$13,452,504

Comprehensive income:
Net income			88,945			88,945
Other comprehensive income, net of income taxes:
Unrealized holding gain during the period				13,740		13,740
Total comprehensive income			88,945	13,740		102,685

Purchase of treasury stock					-	0
Stock option compensation		439				439
Dividends declared on common stock ($.09 per share)			(88,575)			(88,575)

Balance at March 31, 2008	$16,862	$11,531,108	$9,653,958	$25,968	$(7,760,843)	$13,467,053

See accompanying notes to consolidated financial statements

AMB FINANCIAL CORP.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2008	2007
	(unaudited)

Cash flows from operating activities:
Net income	$88,945	$16,066
Adjustments to reconcile net income to net cash:
Depreciation	48,406	51,202
Amortization of premiums and accretion of discounts	1,255	4,087
Provision for loan losses	60,000	25,563
Provision for REO losses	7,500	-
Increase in deferred compensation	4,709	16,561
Stock option compensation	439	2,875
Gain on sale of other assets	(22,640)	-
Loss on sale of real estate owned	-	94,927
Unrealized gain on trading securities	(6,430)	(17,311)
Loss from limited partnership	11,250	9,000
Increase in cash surrender value of life insurance	(31,211)	(30,919)
Decrease in deferred income on loans	(17,928)	(3,290)
Decrease (increase) in accrued interest receivable	17,448	(12,507)
Increase in accrued interest payable	10,508	9,374
(Increase) decrease in purchased accounts receivable	(448,030)	514,177
Decrease (increase) in current and deferred income taxes	187,887	(7,105)
Other, net	(330,045)	(232,237)

Net cash provided (for) by operating activities	(417,937)	440,463

Cash flows from investing activities:
Purchase of investment securities	(2,162)	(2,035)

Proceeds from repayments of mortgage-backed Securities	152,544	109,069
Purchase of Federal Home Loan Stock	(214,200)	-
Purchase of loans	(1,142,381)	(1,405,600)
Loan disbursements	(14,591,260)	(7,052,514)
Loan repayments	12,318,541	12,369,236
Proceeds from sale of real estate held owned	-	432,635
Purchase of real estate held for development	(12,588)	(324,518)
Property and equipment expenditures, net	(1,013,933)	(241,722)

Net cash provided (for) by investing activities	(4,505,439)	3,884,551

Cash flows from financing activities:
Net increase (decrease) in deposits	3,316,362	(169,501)
Proceeds from borrowed money	16,300,000	5,000,000
Repayment of borrowed money	(11,242,761)	(7,000,000)
Increase in advance payments by borrowers for taxes and insurance	541,978	519,374
Purchase of treasury stock	-	(88,862)
Dividends paid on common stock	(88,575)	(83,708)

Net cash provided by (for) financing activities	8,827,004	(1,822,697)

Net change in cash and cash equivalents	3,903,628	2,502,317

Cash and cash equivalents at beginning of period	2,935,008	9,727,842

Cash and cash equivalents at end of period	$6,838,636	$12,230,159

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,515,397	$1,646,168
Income taxes	-	-
Non-cash investing activities:
Transfer of loans to real estate owned	-	90,000

See accompanying notes to consolidated financial statements.

AMB Financial Corp.
And Subsidiaries

Notes to Consolidated Financial Statements

1.	Statement of Information Furnished

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and Article 10 of Regulation S-K, and in the opinion of management contains all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position as of March 31, 2008, the results of operations for the three months ended March 31, 2008 and 2007 and cash flows for the three months ended March 31, 2008 and 2007. These results have been determined on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The attached consolidated statements are those of AMB Financial Corp. (the “Company”) and its consolidated subsidiaries American Savings, FSB (the “Bank”), the Bank’s wholly owned subsidiary NIFCO, Inc., and the wholly owned subsidiary of NIFCO, Inc., Ridge Management, Inc. The results of operations for the three month period ended March 31, 2008 is not necessarily indicative of the results to be expected for the full year.

2.	Earnings Per Share

Earnings per share for the three month periods ended March 31, 2008 and 2007 were determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock, as well as common stock equivalents outstanding (see Exhibit 11 attached). Stock options are regarded as common stock equivalents and are considered in diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method.

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

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (al least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of the adoption was not material.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Liabilities”. The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new standard is effective for the Company on January 1, 2008. The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information

This report in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere, contains, and other periodic reports and press releases of the Company may contain, certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1973, as amended, and Section 21E of the Securities Exchanged Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company are generally identifiable by the words “believe, intend, anticipate, estimate, project, plan” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted. Factors which could have a material adverse effect on the operations and future prospects of the Company and the subsidiaries include, but are not limited to changes in interest rates, general national and local economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the Company’s loan or investment portfolios, demand for loans, deposits and other products, deposit flows, cost and availability of borrowings, competition, demand for financial services in the Company’s market area, real estate values in the Company’s primary market area, the Company’s stock price, the possible short-term dilutive effect of potential acquisitions, and tax and financial accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Financial Condition. During the quarter ended March 31, 2008, the Company’s total assets increased by $8.6 million, or 4.9%, to $183.4 million from $174.8 million at December 31, 2007. The increase in assets was primarily the result of a $3.9 million increase in cash and cash equivalents, a $3.4 million increase in net loans receivable, and a $1.0 million increase in office properties and equipment. Primarily funding this asset growth was a $3.3 million increase in deposits and a $5.1 million increase in borrowings due primarily from the Federal Home Loan Bank of Indianapolis. Cash and cash equivalents totaled a combined $6.8 million at March 31, 2008, as compared to $2.9 million at December 31, 2007.

Investment securities, available for sale, increased by $14,000 totaling $1.7 million at March 31, 2008, as compared to the balance at December 31, 2007, due in part to an increase in the market value of the securities. This portfolio consists primarily of U.S. government agency obligations. At March 31, 2008, the Company had an unrealized gain on available for sale investment securities of $36,000 compared to an unrealized gain of $24,000 at December 31, 2007.

Trading account securities, which are held at the Holding Company level, increased by $6,000 to $313,000 at March 31, 2008, as compared to $307,000 at December 31, 2007. The increase is attributable to an increase in unrealized appreciation in the portfolio. There were no purchases or sales of trading securities during the three month period ended March 31, 2008. The trading account portfolio consists primarily of holdings in small thrift and community bank stocks.

Mortgage-backed securities, available for sale, totaled $715,000 at March 31, 2008, as compared to $858,000 at December 31, 2007. There were no new purchases of mortgage-backed securities during the current period and as a result, the balance of mortgage-backed securities decreased by $143,000, or 16.6%, due to amortization and prepayments. At March 31, 2008, the Company had an unrealized gain on available for sale mortgage-backed securities of $8,000 compared to an unrealized loss of $4,000 at December 31, 2007.

Loans receivable increased $3.4 million, or 2.3%, to $151.4 million at March 31, 2008, from $148.0 million at December 31, 2007. As a result of an increase in mortgage demand, loan originations and purchases increased to $15.7 million for the quarter ended March 31, 2008, as compared to $8.5 million in the prior year’s quarter. Offsetting the originations and purchases were amortization and prepayments of loans totaling $12.3 million and $12.4 million for the quarters ended March 31, 2008 and 2007, respectively. The growth was primarily concentrated in one-to four family residential lending, which was favorably impacted by a decline in mortgage rates during the quarter ended March 31, 2008. The Company also purchased a $0.9 million participation interest in a non-residential real estate loan during the current period.

The determination of the allowance for loan losses involves material estimates that are susceptible to significant change in the near term. The allowance for loan losses is maintained at a level adequate to provide for losses through charges to operating expense. The allowance is based upon past loss experience and other factors, which, in management's judgment, deserve current recognition in estimating losses. Such other factors considered by management include growth and composition of the loan portfolio, the relationship of the allowance for losses to outstanding loans and economic conditions.

Management believes that the allowance is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

The allowance for loan losses totaled $778,000 at March 31, 2008, an increase of $40,000, or 5.4% from the $738,000 allowance at December 31, 2007. The Bank’s allowance for loan losses to net loans receivable was .51% at March 31, 2008, compared to .50% at December 31, 2007. Non-performing loans totaled $3.1 million, or 2.03% of total loans receivable at March 31, 2008, compared to $2.6 million, or 1.72% of total loans receivable at December 31, 2007. Included in non-performing loans at March 31, 2008, were one single family construction loan totaling $233,000, fifteen one-to four family mortgage loans totaling $1.8 million, two multi-family mortgage loans totaling $708,000, one non-residential mortgage loan totaling $353,000 and five consumer loans totaling $53,000. The ratio of allowance for loan losses to non-performing loans was 25.0% at March 31, 2008, compared to 28.5% at December 31, 2007.

The Company’s investment in a limited partnership decreased $11,000 to $701,000 at March 31, 2008, as compared to $712,000 as of December 31, 2007. The decline represents the Company’s share of the operating losses generated by the partnership, which consists of an investment in an apartment development, which generates low-income housing tax credits to offset federal income tax liabilities.

Net real estate owned at March 31, 2008 totaled $743,000. Real estate owned consisted of one non-residential parcel totaling $396,000 located in Highland, Indiana and thirty-two vacant land parcels located near Indianapolis, Indiana totaling $347,000. The real estate owned properties are valued at the lower of cost or managements’ estimate of net realizable value.

Stock in the FHLB of Indianapolis increased by $214,000, or 12.2%, totaling $2.0 million at March 31, 2008. The Company is required to hold stock in the FHLB of Indianapolis in order to obtain advances. The amount of FHLB stock, required to be held, by the Company is determined by the amount of borrowed funds from the FHLB of Indianapolis. The increased stock balance during the current quarter was required as a result of the increase in borrowings from the FHLB of Indianapolis.

Office properties and equipment increased $1.0 million, or 15.5%, to $7.2 million at March 31, 2008, as compared to $6.2 million at December 31, 2007. The increase was due to the ongoing construction of a three-story office building located in Schererville, Indiana, which will be partially utilized by the Bank as a full service branch office. The Bank will attempt to lease the remaining portion of the building. Construction of the banking facility is near completion and anticipated to be open to the public in the third quarter of 2008. Costs incurred through March 31, 2008, totaled $4.6 million. Remaining costs to complete the construction project are anticipated to be approximately $1.0 million.

The Company had previously acquired, in conjunction with an agreement with a local builder, vacant lots on which to construct single-family residences in St. John and Munster, Indiana. At March 31, 2008, the Company’s $2.0 million investment in real estate development projects consisted of three completed single-family dwelling units and four vacant lots. Due to the slowdown in the real estate market, the Company has decided not to build on the remaining vacant lots. All of the completed units and vacant lots are currently listed for sale. In view of the currently weak real estate market, there can be no assurance whether when, and at what price the Company will be able to sell these assets.

Bank owned life insurance increased $31,000 to $3.8 million at March 31, 2008, as compared to December 31, 2007. The change represents the increase in the cash surrender value of the life insurance policies purchased in connection with deferred compensation plans utilized by directors and officers of the Company.

Prepaid expenses and other assets increased $267,000 to $5.3 million at March 31, 2008, as compared to December 31, 2007. The increase was due to a $448,000 increase in the Company’s purchased accounts receivable program, which totaled $4.1 million at March 31, 2008. The program involves the purchase and subsequent management of the accounts receivables of credit-worthy business customers.

Deposits increased $3.3 million, or 2.8%, to $122.2 million at March 31, 2008, from $118.9 million at December 31, 2007. The increase in deposits is due to an increase in checking and money market deposits totaling $2.0 million, passbook accounts totaling $800,000 and certificates of deposits totaling $500,000. At March 31, 2008, the Bank’s non-certificate accounts (passbook, checking and money market accounts) comprised $43.0 million, or 35.2% of deposits, compared to $40.3 million, or 33.9% of deposits at December 31, 2007. The increase in deposits during the current year is attributable in part to increased marketing efforts to attract deposits in the local market area of the Company.

Borrowed money, which consisted primarily of FHLB of Indianapolis advances, increased by $5.1 million, or 14.1%, to $41.0 million at March 31, 2008, as compared to $35.9 million at December 31, 2007. The increased borrowings were used in part to fund loan originations and raise liquidity. Borrowings from the FHLB of Indianapolis totaled $38.4 million at March 31, 2008, compared with $33.4 million at December 31, 2007. As of March 31, 2008, the weighted average rate for the FHLB of Indianapolis borrowings was 4.29%, compared to a weighted average rate of 4.87%, as of December 31, 2007, while the weighted term to maturity of the Company’s FHLB of Indianapolis borrowings was 1.8 years. FHLB of Indianapolis borrowings scheduled to mature during the next twelve months total $17.2 million at a weighted average rate of 3.83%. During the first quarter of 2008, the Company repaid $2.0 million in other borrowed funds, which had an adjustable interest rate and an annual renewal term and replaced it with a new $2.0 million borrowing at a fixed rate of interest and a five-year term.

Total stockholders’ equity of the Company increased by $14,000 to $13.5 million, or 7.34% of total assets, at March 31, 2008, compared to 7.70% of total assets at December 31, 2007. The decline in the ratio was due to the $8.6 million increase in assets. The increase in stockholders’ equity was the result of the Company’s net income of $89,000 and an increase in unrealized gains on securities available for sale, net of tax, in the amount of $14,000, which was offset by the payment of $89,000 in cash dividends. The number of common shares outstanding at March 31, 2008 was 984,166 and the book value per common share outstanding was $13.68. The Bank’s tangible, core and risk-based capital percentages of 8.28%, 8.28% and 13.05%, respectively, at March 31, 2008 exceeded all regulatory requirements and categorize the Bank as well capitalized under OTS guidelines.

It is not clear how serious an effect the current slowdown of the economy will have on the Company’s loan volume, credit quality and deposit flows. However, management believes that the Company’s construction loans, non-owner occupied loans, purchased loans, and consumer loans may be particularly sensitive to adverse economic conditions.

Results for the Quarter Ended March 31, 2008 Compared to the Quarter Ended March 31, 2007

General - Net income for the quarter ended March 31, 2008 increased $73,000, to $89,000, as compared to $16,000 for the quarter ended March 31, 2007. Diluted earnings per share totaled $0.09 per share for the quarter ended March 31, 2008, as compared to $0.02 per share for the quarter ended March 31, 2007. The increase in net income is attributable to an increase in net interest income and an increase in non-interest income, offset by increases in provision for loan losses, non-interest expenses and income taxes. The annualized return on average equity and return on average assets were 2.65% and 0.20%, respectively, in the current quarter, compared to 0.44% and 0.04% in last year’s comparable period.

Interest income - Total interest income decreased by $92,000, or 3.6%, to $2.5 million for the quarter ended March 31, 2008, as compared with the prior year. This decrease was the result of a $5.4 million decrease in the average balance of interest-earning assets to $155.7 million for the quarter ended March 31, 2008, as compared to $161.1 million for the quarter ended March 31, 2007, as well as a slight decrease in the average yield on interest-earning assets to 6.34% for the quarter ended March 31, 2008, as compared to 6.35% for the quarter ended March 31, 2007. The decrease in the average balance of interest-earning assets was primarily due to a decrease in the average balance of interest-bearing deposits.

Interest income on loans receivable increased $5,000, or 0.2%, to $2.4 million, as compared to the prior year. The increase in interest income on loans was the result of a $1.7 million increase in the average balance of loans outstanding, offset in part by a six basis point decline in the average yield to 6.41% for the quarter ended March 31, 2008, from 6.47% for the quarter ended March 31, 2007. The increase in the average balance was due to higher levels of new originations and purchases exceeding principal repayments. The decrease in the average yield on loans receivable reflects the impact of repayments on higher rate loans, which were replaced with lower yielding new originations and purchases. Interest income on mortgage-backed securities decreased $6,000, or 39.3%, due to a $415,000 decrease in the average balance in the portfolio, as well as a decrease in the average yield to 4.05% for the current quarter, as compared to 4.64% for the prior year’s quarter. Interest income on investment securities decreased $17,000, or 40.1%, to $26,000, as compared to the prior year. The decrease in interest income on investment securities was the result of a $1.5 million decrease in the average balance of investment securities outstanding, which was partially offset by an increase in the average yield to 5.46% for the quarter ended March 31, 2008, from 5.17% for the quarter ended March 31, 2007. The decrease in the average balance was due to the maturities of investment securities. Interest income on interest bearing deposits decreased by $73,000, or 85.1%, as compared to the prior year. The decrease in interest income was the result of a $5.2 million decrease in the average balance outstanding, as well as a decrease in the average yield to 3.28% for the quarter ended March 31, 2008, from 4.99% for the quarter ended March 31, 2007. The decrease in the average balance was due in part to fund loan originations and the construction of a new branch office. The decrease in the average yield was due to lower short-term interest rates paid on overnight deposits during 2008, as compared to 2007. Dividend income on FHLB of Indianapolis stock decreased by $1,000, or 5.1%, as compared to the prior year. The decrease in dividend income was the result of a decrease in the average yield to 4.63% for the quarter ended March 31, 2008, from 5.03% for the quarter ended March 31, 2007, while the average balance outstanding remained relatively unchanged. The decrease in the average yield reflects the impact of a lower dividend rate paid in 2008, as compared to 2007.

Interest Expense - Total interest expense decreased by $129,000, or 7.8%, to $1.5 million for the quarter ended March 31, 2008, as compared to the prior year. The cost of interest-bearing liabilities decreased thirty-one basis points to 3.80% for the quarter ended March 31, 2008, as compared to 4.11% for the quarter ended March 31, 2007, due in part to the refinancing of the Company’s trust preferred debt in the prior year at a lower rate, as well as declining short-term interest rates, which enabled management to lower the rate on repricing certificates of deposits and still remain competitive. Also contributing to the decline was a $600,000 decrease in the outstanding average balance of interest-bearing liabilities to $160.6 million for the quarter ended March 31, 2008, as compared to $161.2 million for the quarter ended March 31, 2007.

Interest expense on deposits decreased by $68,000, or 6.2%, to $1.0 million for the quarter ended March 31, 2008, as compared with the prior year, as a result of a $2.6 million decline in the average balance outstanding and a fifteen basis point decrease in the average cost of deposits to 3.42% for the quarter ended March 31, 2008. The decrease in the average cost of deposits was primarily impacted by an eleven basis point average rate decrease on certificates of deposits to an average rate of 4.51% during 2008, as compared to an average rate of 4.62% for 2007. During 2008, the majority of certificates of deposits that were scheduled to reprice did so at relatively lower short-term rates.

Interest expense on borrowings decreased by $62,000 to $504,000, or 11.0%, for the quarter ended March 31, 2008, as compared with the prior year’s quarter as a result of an eighty-seven basis point decline in the average cost of borrowed funds, which was offset in part by a $1.9 million increase in the average balance of borrowings to $41.2 million for the quarter ended March 31, 2008, from $39.3 million for the quarter ended March 31, 2007. Interest expense on FHLB of Indianapolis advances decreased by $25,000 to $413,000 for the quarter ended March 31, 2008, as compared with the prior year as a result of a decrease of forty-eight basis points in the average cost of FHLB of Indianapolis advances to 4.67%, offset in part by a $1.3 million increase in the average balance to $35.3 million for the quarter ended March 31, 2008, from $34.0 million for the quarter ended March 31, 2007. Interest expense on other borrowings decreased $37,000 to $91,000 for the quarter ended March 31, 2008, as compared to $128,000 for the prior year. The decrease was due primarily to the Company’s refinancing of its trust preferred issue at a reduced rate of interest. During the first quarter of 2007, the Company repaid its $5.0 million trust preferred issue and replaced it with a new $3.0 million trust preferred issue at a reduced rate as well as reduced rate on a $2.0 million borrowing.

Net Interest Income - As a result of the above changes in interest income and interest expense, net interest income increased $37,000, or 4.2%, to $940,000 for the quarter ended March 31, 2008, as compared to the prior year’s quarter. The net interest rate spread increased to 2.54% during the current quarter, as compared to 2.24% for the quarter ended March 31, 2007. The net interest margin also increased to 2.42% in the current quarter, as compared to 2.24% a year ago. The net interest rate spread and net interest margin increased between the periods primarily due to a decrease in the average cost of interest-bearing liabilities, which was favorably impacted by recent federal funds rate declines.

Provision for Loan Losses - The Company recorded a provision for loan losses of $60,000 during the quarter, as compared to $26,000 during the prior year’s quarter. The provision during the current year’s quarter was primarily the result of managements’ periodic assessment of the allowance for loan losses on loans. Based upon managements’ assessment, appropriate provisions are made to maintain the adequacy of the allowance to cover probable losses in the loan portfolio. The prior year’s provision was favorably impacted by a $249,000 loan loss recovery. The amount of the allowance is based on estimates and ultimate losses may vary from such estimates. During the current quarter, the Bank charged-off $20,000 in loans, including $9,000 in auto loans and $11,000 in credit card loans.

Non-Interest Income - Non-interest income increased by $160,000, or 72.1%, to $381,000 for the quarter ended March 31, 2008, as compared to $221,000 for the quarter ended March 31, 2007. The increase was due in part to a $49,000 increase in service fee income, primarily in accounts receivable program fees due to an increase in volume, a $95,000 decline in losses on the sale of real estate owned, and a $23,000 gain consisting of a mandatory partial redemption of the Bank’s ownership interest in VISA. Partially offsetting these increases was an $11,000 decline in income from trading securities due to a smaller increase in market value of the Company’s investment in equity securities as compared to the prior year’s quarter.

Non-Interest Expense - Non-interest expense increased by $39,000, or 3.5%, to $1.1 million, primarily due to a $12,000 increase in advertising due to the Company undertaking more promotions during the current quarter as compared to the prior year’s quarter, a $16,000 increase in occupancy and equipment expenses due in part to increased snow removal expenses, a $14,000 increase in professional fees due in part to legal fees related to delinquent loans, and a $22,000 increase in federal deposit insurance premiums due to the Bank fully utilizing its FDIC insurance credit in 2007. Partially offsetting the increase was a $9,000 decline in compensation expense and an $11,000 decline in data processing expense due in part to the contract renegotiation of the primary data processing vendor of the Bank. Included in the current period’s other non-interest expense total of $178,000 is $28,000 in holding costs, consisting primarily of real estate taxes, related to the Company’s investment in the aforementioned real estate held for development, which were not present in the prior year. It is anticipated that our occupancy and equipment expenses, compensation and various other expenses will increase significantly in the second half of 2008 as a result of the anticipated June 2008 opening of our new branch office facility. The Company will attempt to lease a portion of the building that it will not utilize to offset some of these costs.

Income Taxes - The Company recorded an income tax expense of $37,000 for the quarter ended March 31, 2008, as compared to an income tax benefit of $14,000 for the quarter ended March 31, 2007. The prior year tax benefit was generated in part by favorable permanent tax adjustments relating to increases in cash value on bank-owned life insurance and the result of amending a prior year’s state income tax return.

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

Capital Requirement

At March 31, 2008, the Bank was in compliance with all of its capital requirements as follows:

	March 31, 2008		December 31, 2007
	Amount	Percent of Assets	Amount	Percent of Assets
Stockholders' equity of the Bank	$14,923,647	8.30%	$15,167,017	8.87%

Tangible capital	14,897,020	8.28%	$15,153,994	8.86%
Tangible capital requirement	2,697,486	1.50	2,564,790	1.50
Excess	$12,199,534	6.78%	$12,589,204	7.36%

Core capital	14,897,020	8.28%	$15,153,994	8.86%
Core capital requirement	5,395,770	3.00	5,129,970	3.00
Excess	$9,501,250	5.28%	$10,024,024	5.86%

Core and supplementary capital	15,674,677	13.05%	$15,891,880	14.13%
Risk-based capital requirement	9,608,560	8.00	8,996,000	8.00
Excess	$6,066,117	5.05%	$6,895,880	6.13%

Total Bank assets	$179,859,000		$170,999,000
Adjusted total Bank assets	179,832,000		$170,985,977
Total risk-weighted assets	120,107,000		$112,450,000

A reconciliation of consolidated stockholders' equity of the Bank for financial reporting purposes to capital available to the Bank to meet regulatory capital requirements is as follows:

	March 31, 2008	December 31, 2007

Stockholders' equity of the Bank	$14,923,647	$15,167,017
Regulatory capital adjustment
For mortgage servicing rights	(659)	(795)
For available for sale securities	(25,968)	(12,228)

Tangible and core capital	$14,897,020	$15,153,994
General loan loss reserves	777,657	737,886

Core and supplementary capital	$15,674,677	$15,891,880

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

	March 31, 2008	December 31, 2007
	(Dollars in thousands)	(Dollars in thousands)

Non- accruing loans:
One to four family	1,771	1,679
Multi- family	708	350
Non- residential	353	260
Land	—	—
Commercial business	—	37
Construction	233	231
Consumer	53	36

Total	3,118	2,593

Foreclosed assets:
One to four family	—	—
Multi-family	—	—
Non-residential	396	403
Land	347	347
Construction	—	—
Consumer	—	—

Total	743	750

Total non- performing assets	3,861	3,343

Total as a percentage of total assets	2.11%	1.91%

Non-performing assets increased during the past three months, totaling $3.9 million or 2.11% of total assets at March 31, 2008, compared to $3.3 million, or 1.91% of total assets at December 31, 2007. The increase in the three month period was due in part to the addition of three loans related to the same borrower, consisting of a $358,000 loan secured by both a five-unit and seven-unit apartment building located in Valparaiso, Indiana as well as two non-owner occupied single family dwelling units totaling $173,000 located in Gary, Indiana. Management has considered the Company’s non-performing loans in establishing its allowance for loan losses.

For the three month period ended March 31, 2008, gross interest, which would have been recorded, had the non-accruing loans been current in accordance with their original terms totaled $84,158.

At March 31, 2008, the Bank had net real estate owned properties totaling $743,000, which consisted of one non-residential property located in Highland, Indiana totaling $396,000 and thirty-two vacant land parcels located near Indianapolis, Indiana totaling $347,000. Both parcels are valued at the lower of cost or managements’ estimate of net realizable value.

In addition to the non-performing assets set forth in the table above, as of March 31, 2008, there was one receivable totaling $163,000 related to the Company’s purchased accounts receivable program as to which the merchant is no longer in business and the Company is collecting amounts due through work-out arrangements directly from the third parties who owed funds to the merchant. During the three months ended March 31, 2008, the Company collected $75,000 towards the repayment of this receivable. In the event that the purchased receivables become uncollectable, the Company maintains loss mitigation insurance with a deductible amount of $55,000, which would amount to the Company’s loss exposure.

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

Recent Developments

On April 22, 2008, the Company declared a cash dividend of $.09 per share, payable on May 23, 2008 to shareholders of record on May 9, 2008.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

A smaller reporting company is not required to provide the information required of this item.

Item 4T. Control and Procedures

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

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

At March 31, 2008, other than as described above, we were not involved in any legal proceedings, that are not routine and incidental to our business.
.
Item 1A. Risk Factors

A smaller reporting company is not required to provide the information required of this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission Of Matters To A Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits:
Exhibit 11 Computation of earnings per share

Exhibit 31.1 Rule 13a-14 Certification of Michael Mellon.

Exhibit 31.2 Rule 13a-14 Certification of Steven A. Bohn.

Exhibit 32.1 Certification of Michael Mellon pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

Exhibit 32.2 Certification of Steven A. Bohn pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMB FINANCIAL CORP.
Registrant

Date: May 8, 2008

	By:	/s/ Michael Mellon

President and Chief Executive Officer
(Duly Authorized Representative)

	By:	/s/ Steven A. Bohn
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibits No.

11	Statement re: Computation of Earnings Per Share

31.1	Rule 13a-14 Certification

31.2	Rule 13a-14 Certification

32.1	Section 906 Certification of CEO

32.2	Section 906 Certification of CFO