Form 10-Q
period 2008-06-30
AMB FINANCIAL CORP
filed 2008-07-31
CIK 915393

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008
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

As of July 31, 2008 there were 981,638 shares of the Registrant’s common stock issued and outstanding.

AMB FINANCIAL CORP.
FORM 10-Q
TABLE OF CONTENTS

			Page

Part I.		FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated Statements of Financial Condition at June 30, 2008 (unaudited) and December 31, 2007	3

		Consolidated Statements of Earnings for the three and six months ended June 30, 2008 and 2007 (unaudited)	4

		Consolidated Statement of Changes in Stockholders Equity, for the six months ended June 30, 2008 (unaudited)	5

		Consolidated Statements of Cash Flows for the three and six months ended June 30, 2008 and 2007 (unaudited)	6

		Notes to Unaudited Consolidated Financial Statements	7-8

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
			8-21

	Item 3.	Quantitative and Qualitative Disclosure About Market Risk	24

	Item 4T.	Control and Procedures	24

Part II.		OTHER INFORMATION

	Item 1.	Legal Proceedings	24

	Item 1A.	Risk Factors	25

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

	Item 3.	Defaults Upon Senior Securities	25

	Item 4.	Submission of Matters to a Vote of Security Holders	25

	Item 5.	Other Information	26

	Item 6.	Exhibits	26

		Index of Exhibits	26

		Earnings Per Share Analysis (Exhibit 11)

		Rule 13a-14 Certifications (Exhibits 31.1 and 31.2)

		Section 906 Certification (Exhibits 32.1 and 32.2)

AMB FINANCIAL CORP.
AND SUBSIDIARIES

Consolidated Statements of Financial Condition

	June 30,	December 31,
	2008	2007
	unaudited
Assets

Cash and amounts due from depository institutions	$2,860,062	$2,555,155
Interest-bearing deposits	5,627,355	379,853
Total cash and cash equivalents	8,487,417	2,935,008

Investment securities, available for sale, at fair value	719,171	1,718,634
Trading securities	210,203	306,566
Mortgage backed securities, available for sale, at fair value	1,613,786	857,988
Loans receivable (net of allowance for loan losses:
$828,978 at June 30, 2008 and
$737,886 at December 31, 2007)	149,083,900	148,024,848
Real estate owned	619,406	750,412
Investment in LTD Partnership	689,629	712,129
Stock in Federal Home Loan Bank of Indianapolis	1,965,100	1,750,900
Accrued interest receivable	717,502	741,272
Office properties and equipment- net	7,708,938	6,211,224
Real estate held for development	1,671,399	1,953,953
Bank owned life insurance	3,804,228	3,740,294
Prepaid expenses and other assets	4,492,876	5,050,438

Total assets	$181,783,555	$174,753,666

Liabilities and Stockholders' Equity

Liabilities

Deposits	$127,142,195	$118,881,547
Borrowed money	34,847,425	35,913,019
Guaranteed preferred beneficial interest in the
Company's subordinated debentures	3,000,000	3,000,000
Notes Payable	72,186	206,530
Advance payments by borrowers for taxes and insurance	1,154,712	189,225
Other liabilities	2,447,808	3,110,841
Total liabilities	$168,664,326	$161,301,162

Stockholders' Equity

Preferred stock, $.01 par value; authorized 100,000 shares; none outstanding	$-	$-

Common Stock, $.01 par value; authorized 1,900,000 shares; 1,683,641 shares issued and 981,638 and 984,166 shares outstanding at June 30, 2008 and December 31, 2007	16,837	16,862
Additional paid- in capital	11,531,572	11,530,669
Retained earnings, substantially restricted	9,353,079	9,653,588
Accumulated other comprehensive (loss) income, net of tax	(21,416)	12,228

Treasury stock, at cost (702,003 shares at June 30, 2008 and December 31, 2007)	(7,760,843)	(7,760,843)
Total stockholders' equity	$13,119,229	$13,452,504

Total liabilities and stockholders' equity	$181,783,555	$174,753,666

AMB FINANCIAL CORP.
AND SUBIDIARIES

Consolidated Statements of Earnings
(Unaudited )

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007

Interest income
Loans	$2,320,290	$2,338,709	$4,718,357	$4,731,543
Mortgage-backed securities	17,627	12,413	26,147	26,453
Investment securities	14,824	44,368	40,957	88,006
Interest-bearing deposits	11,734	94,840	24,438	180,307
Dividends on FHLB stock	23,646	18,000	44,609	40,079
Total interest income	$2,388,121	$2,508,330	$4,854,508	$5,066,388

Interest expense
Deposits	$950,364	$1,119,859	$1,972,558	$2,209,698
Borrowings	493,227	494,116	996,937	1,059,819
Total interest expense	$1,443,591	$1,613,975	$2,969,495	$3,269,517

Net interest income	$944,530	$894,355	$1,885,013	$1,796,871
Provision for loan losses	60,000	29,073	120,000	54,636
Net interest income after provision for loan losses	$884,530	$865,282	$1,765,013	$1,742,235

Non-interest income:
Loan fees and service charges	$31,071	$33,110	$77,757	$67,888
Deposit related fees	129,389	122,676	248,625	230,419
Other fee income	105,583	74,450	223,712	167,617
Rental Income	32,077	36,095	71,030	71,054
Loss on sale of trading securities	(568)	0	(568)	0
Unrealized (loss) gain on trading securities	(43,924)	(7,441)	(37,494)	9,870
Loss from investment in limited partnership	(11,250)	(18,000)	(22,500)	(27,000)
(Loss) gain from real estate held for development	(318,054)	36,155	(318,054)	36,155
(Loss) gain on the sale of real estate owned	(80,019)	1,120	(87,519)	(93,807)
Gain on sale of other assets	1,200	3,162	23,841	3,162
Increase in cash value of insurance	32,723	31,407	63,934	62,326
Other income	11,427	3,871	20,818	10,564
Total non-interest income	$(110,345)	$316,605	$263,582	$538,248

Non-interest expense:
Staffing costs	$549,260	$569,195	$1,104,815	$1,134,279
Advertising	38,861	31,209	78,357	58,384
Occupancy and equipment expense	96,674	100,951	220,768	208,590
Data processing	118,890	131,071	232,933	256,188
Professional fees	110,884	97,754	208,727	182,065
Federal deposit insurance premiums	25,871	3,796	51,948	7,492
Other operating expenses	206,763	191,271	377,252	374,653
Total non-interest expense	$1,147,203	$1,125,247	$2,274,800	$2,221,651

(Loss) income before income taxes	$(373,018)	$56,640	$(246,205)	$58,832
Income tax (benefit) expense	(160,714)	5,722	(122,846)	(8,152)

Net (loss) income	$(212,304)	$50,918	$(123,359)	$66,984

(Loss) earnings per share- basic	$(0.22)	$0.05	$(0.13)	$0.06
(Loss) earnings per share- diluted	$(0.22)	$0.05	$(0.13)	$0.06

See accompanying notes to consolidated financial statements.

AMB FINANCIAL CORP.
AND SUBIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income (Loss)	Stock	Total

Balance at December 31, 2007	$16,862	$11,530,669	$9,653,588	$12,228	$(7,760,843)	$13,452,504

Comprehensive loss:
Net loss			(123,359)			(123,359)
Other comprehensive loss, net of income taxes:
Unrealized holding loss during the period				(33,644)		(33,644)
Total comprehensive loss			(123,359)	(33,644)		(157,003)

Employee benefit stock retired (2,528 shares)	(25)	25				-
Stock option compensation		878				878
Dividends declared on common stock ($.09 per share)			(177,150)			(177,150)

Balance at June 30, 2008	$16,837	$11,531,572	$9,353,079	$(21,416)	$(7,760,843)	$13,119,229

AMB FINANCIAL CORP.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(unaudited)		(unaudited)

Cash flows from operating activities:
Net (loss) income	$(212,304)	$50,918	$(123,359)	$66,984
Adjustments to reconcile net (loss) income to net cash:
Depreciation	46,626	50,890	95,032	102,092
Amortization of premiums and accretion of discounts	12,490	4,164	13,745	8,251
Provision for loan losses	60,000	29,073	120,000	54,636
Proceeds from sale of loans held for sale	-	317,873	-	317,873
Origination of loans held for sale	-	(315,000)	-	(315,000)
Increase in deferred compensation	4,577	6,162	9,286	22,723
Stock option compensation	439	2,875	878	5,750
Gain on sale of other assets	(1,201)	(3,162)	(23,841)	(3,162)
Proceeds from sale of trading securities	58,301	-	58,301	-
Loss on sale of trading securities	568	-	568	-
Loss (gain) on sale of real estate owned	80,019	(1,120)	87,519	93,807
Unrealized loss (gain) on trading securities	43,924	7,441	37,494	(9,870)
Loss from limited partnership	11,250	18,000	22,500	27,000
Increase in cash surrender value of life insurance	(32,723)	(31,407)	(63,934)	(62,326)
Loss (income) from real estate held for development	318,054	(36,155)	318,054	(36,155)
Decrease in deferred income on loans	(2,595)	(56,185)	(20,523)	(59,475)
Decrease in accrued interest receivable	6,322	65,572	23,770	53,065
Increase (decrease) in accrued interest payable	(5,219)	(4,264)	5,289	5,110
Decrease (increase) in purchased accounts receivable	922,517	(138,459)	474,487	375,718
Decrease (increase) in current and deferred income taxes	(71,968)	5,722	115,919	(1,383)
Other, net	(332,747)	(200,519)	(662,792)	(432,756)

Net cash provided by (for) operating activities	906,330	(227,581)	488,393	212,882

Cash flows from investing activities:
Purchase of investment securities	(2,068)	(2,232)	(4,230)	(4,267)
Proceeds from maturity and early redemption of investment securities	1,000,000	-	1,000,000	-
Purchase of mortgage-backed securities	(1,080,069)	-	(1,080,069)	-
Proceeds from repayments of mortgage-backed securities	105,603	117,598	258,147	226,667
Purchase of Federal Home Loan Bank stock	-	-	(214,200)	-
Purchase of loans	(1,224,000)	(1,003,000)	(2,366,381)	(2,408,600)
Loan disbursements	(7,270,120)	(12,481,862)	(21,861,380)	(19,534,376)
Loan repayments	10,478,145	15,575,691	22,796,686	27,944,927
Proceeds from sale of real estate held owned	316,033	241,118	316,033	673,753
Proceeds from sale of real estate held for development	-	464,773	-	464,773
Purchase of real estate held for development	(22,912)	(108,333)	(35,500)	(432,851)
Property and equipment expenditures, net	(580,204)	(666,406)	(1,594,137)	(908,128)

Net cash provided (for) by investing activities	1,720,408	2,137,347	(2,785,031)	6,021,898

Cash flows from financing activities:
Net increase (decrease) in deposits	4,944,286	(2,381,631)	8,260,648	(2,551,132)
Proceeds from borrowed money	7,215,789	0	23,515,789	5,000,000
Repayment of borrowed money	(13,338,622)	(3,117,493)	(24,581,383)	(10,117,493)
Repayment of note payable	(134,344)	(136,067)	(134,344)	(136,067)
Increase in advance payments by borrowers	0	0
for taxes and insurance	423,509	485,355	965,487	1,004,729
Purchase of treasury stock	-	(223,409)	-	(312,271)
Dividends paid on common stock	(88,575)	(93,560)	(177,150)	(177,268)

Net cash provided by (for) financing activities	(977,957)	(5,466,805)	7,849,047	(7,289,502)

Net change in cash and cash equivalents	1,648,781	(3,557,039)	5,552,409	(1,054,722)

Cash and cash equivalents at beginning of period	6,838,636	12,230,159	2,935,008	9,727,842

Cash and cash equivalents at end of period	$8,487,417	$8,673,120	$8,487,417	$8,673,120

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,448,809	$1,618,239	$2,964,206	$3,264,407
Income taxes	-	-	-	-
Non-cash investing activities:
Transfer of loans to real estate owned	272,546	-	272,546	90,000

See accompanying notes to consolidated financial statements.

AMB Financial Corp.
And Subsidiaries

Notes to Consolidated Financial Statements

1.	Statement of Information Furnished

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and Article 10 of Regulation S-K, and in the opinion of management contains all adjustments (all of which are normal and recurring in nature) necessary to present fairly, and make not misleading the financial position as of June 30, 2008, the results of operations and cash flows for the three and six months ended June 30, 2008 and 2007. These results have been determined on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The attached consolidated statements are those of AMB Financial Corp. (the “Company”) and its consolidated subsidiaries American Savings, FSB (the “Bank”), the Bank’s wholly owned subsidiary NIFCO, Inc., and the wholly owned subsidiary of NIFCO, Inc., Ridge Management, Inc. The results of operations for the six month period ended June 30, 2008 is not necessarily indicative of the results to be expected for the full year.

2.	Earnings Per Share

Earnings per share for the three and six month periods ended June 30, 2008 and 2007 were determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock, as well as common stock equivalents outstanding (see Exhibit 11 attached). Stock options are regarded as common stock equivalents and are considered in diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information

This report in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere, contains, and other periodic reports and press releases of the Company may contain, certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1973, as amended, and Section 21E of the Securities Exchanged Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company are generally identifiable by the words “believe, intend, anticipate, estimate, project, plan” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted. Factors which could have a material adverse effect on the operations and future prospects of the Company and the subsidiaries include, but are not limited to changes in interest rates, general national and local economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the Company’s loan or investment portfolios, demand for loans, deposits and other products, deposit flows, cost and availability of borrowings, competition, demand for financial services in the Company’s market area, real estate values in the Company’s primary market area, the Company’s stock price, our holding costs for real estate, the possible short-term dilutive effect of potential acquisitions, and tax and financial accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Financial Condition. The total assets of the Company were $181.8 million at June 30, 2008, an increase of $7.0 million, or 4.0%, from $174.8 million at December 31, 2007. The increase in assets was primarily the result of a $5.6 million increase in cash and cash equivalents, a $1.1 million increase in net loans receivable and a $1.5 million increase in office properties and equipment. Asset growth was funded by an $8.3 million increase in deposits. Cash and cash equivalents totaled a combined $8.5 million at June 30, 2008, as compared to $2.9 million at December 31, 2007.

Investment securities, available for sale, decreased by $1.0 million, totaling $719,000 at June 30, 2008, as compared to December 31, 2007, due to investment maturities. This portfolio consists primarily of U.S. government agency obligations. At June 30, 2008, the Company had an unrealized gain on available for sale investment securities of $20,000 compared to an unrealized gain of $24,000 at December 31, 2007.

Trading account securities, which are held at the Holding Company level, decreased by $96,000 to $211,000 at June 30, 2008, as compared to $307,000 at December 31, 2007. The decrease is attributable to sales of securities totaling $59,000 as well as a $37,000 decrease in the unrealized appreciation of the portfolio. The trading account portfolio consists primarily of holdings in small thrift and community bank stocks.

Mortgage-backed securities increased $756,000, to $1.6 million at June 30, 2008, as compared to $858,000 at December 31, 2007. The increase was the result of purchases totaling $1.1 million, offset in part by repayments totaling $258,000. Purchases consisted of Fannie Mae and Freddie Mac, fixed rate pass through securities. At June 30, 2008, the Company had an unrealized loss on available for sale mortgage-backed securities of $56,000 compared to a $4,000 unrealized loss at December 31, 2007.

Loans receivable increased $1.1 million, or 0.7%, to $149.1 million at June 30, 2008, from $148.0 million at December 31, 2007. Loan originations and purchases increased to $24.2 million for the six month period ended June 30, 2008, as compared to $21.9 million in the prior year’s six month period. Included in the current period loan purchases were $2.4 million of participation interests in non-residential real estate loans. Offsetting the originations and purchases were amortization and prepayments of loans totaling $22.8 million and $27.9 million for the six month periods ended June 30, 2008 and 2007, respectively. The current period loan demand was primarily concentrated in one-to four family residential lending, which was favorably impacted during the first quarter of 2008 by a decline in mortgage rates. During the most recent quarter, the weak demand in the local real estate market as well as a slight increase in long-term mortgage rates has slowed loan origination activity to $8.5 million as compared to $15.7 million of loan originations during the prior quarter ended March 31, 2008.

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

The allowance for loan losses totaled $829,000 at June 30, 2008, an increase of $91,000, or 12.3% from the $738,000 allowance at December 31, 2007. The Bank’s allowance for loan losses to net loans receivable was 0.55% at June 30, 2008, compared to 0.50% at December 31, 2007. Non-performing loans totaled $3.4 million, or 2.22% of total loans receivable at June 30, 2008, compared to $2.6 million, or 1.72% of total loans receivable at December 31, 2007. Included in non-performing loans at June 30, 2008, were one single family construction loan totaling $234,000, sixteen one-to four family mortgage loans totaling $1.9 million, two multi-family mortgage loans totaling $723,000, one non-residential mortgage loan totaling $354,000, one secured commercial business loan totaling $10,000, five secured consumer loans totaling $86,000 and five unsecured consumer loans totaling $20,000. The ratio of allowance for loan losses to non-performing loans was 24.6% at June 30, 2008, compared to 28.5% at December 31, 2007.

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

Net real estate owned at June 30, 2008 totaled $619,000. Real estate owned consisted of one residential parcel totaling $272,000 located in Chicago, Illinois and thirty-two vacant land parcels located near Indianapolis, Indiana totaling $347,000. The real estate owned properties are valued at the lower of cost or managements’ estimate of net realizable value.

The Company’s investment in a limited partnership decreased $22,000 to $690,000 at June 30, 2008, as compared to $712,000 as of December 31, 2007. The decline represents the Company’s share of the operating losses generated by the partnership, which consists of an investment in an apartment development, which generates low-income housing tax credits to offset federal income tax liabilities.

Stock in the FHLB of Indianapolis increased by $214,000, or 12.2%, totaling $2.0 million at June 30, 2008. The Company is required to hold stock in the FHLB of Indianapolis in order to obtain advances. The amount of FHLB stock required to be held by the Company is determined by the amount of borrowed funds from the FHLB of Indianapolis.

Office properties and equipment increased $1.5 million, to $7.7 million at June 30, 2008, as compared to $6.2 million at December 31, 2007. The increase was due to the ongoing construction of a three-story office building located in Schererville, Indiana, which will be partially utilized by the Bank as a full service branch office. The Bank will attempt to lease the remaining portion of the building. Construction of the banking facility is near completion and anticipated to be open to the public in the fourth quarter of 2008. Construction costs incurred through June 30, 2008, totaled $5.0 million. Remaining costs to complete the construction project are anticipated to be approximately $500,000.

The Company had previously acquired, in conjunction with an agreement with a local builder, vacant lots on which to construct single-family residences in St. John and Munster, Indiana. At June 30, 2008, the Company’s $1.7 million investment in real estate development projects consisted of three completed single-family dwelling units and four vacant lots. Due to the slowdown in the real estate market, the Company has decided not to build on the remaining vacant lots. All of the completed units and vacant lots are currently listed for sale. During the three month period ended June 30, 2008, the Company reduced the carrying amount of the properties by $318,000, to $1.7 million based upon current market conditions. In view of the current weak real estate market, there can be no assurance whether, when, and at what price the Company will be able to sell these assets.

Bank owned life insurance increased $64,000 to $3.8 million at June 30, 2008, as compared to December 31, 2007. The change represents the increase in the cash surrender value of the life insurance policies purchased in connection with deferred compensation plans utilized by directors and officers of the Company.

Prepaid expenses and other assets decreased $558,000 to $4.5 million at June 30, 2008, as compared to December 31, 2007. The decrease was due in part to a $475,000 reduction in the Company’s purchased accounts receivable program, which totaled $3.2 million at June 30, 2008. The program involves the purchase and subsequent management of the accounts receivables of credit-worthy business customers.

Deposits increased $8.2 million, or 6.9%, to $127.1 million at June 30, 2008, from $118.9 million at December 31, 2007. The increase in deposits is due to an increase in checking and money market deposits totaling $5.5 million, passbook accounts totaling $275,000 and certificates of deposits totaling $2.5 million. At June 30, 2008, the Bank’s non-certificate accounts (passbook, checking and money market accounts) comprised $46.0 million, or 36.2% of deposits, compared to $40.3 million, or 33.9% of deposits at December 31, 2007. The increase in non-certificate deposits during the current period is attributable in part to a $3.0 million deposit balance increase related to one business customer while the increase in certificates of deposits is due in part to a $2.0 million short-term municipal deposit.

Borrowed money, which consisted primarily of FHLB of Indianapolis advances, decreased by $1.1 million, or 3.0%, to $34.8 million at June 30, 2008, as compared to $35.9 million at December 31, 2007. The Company was able to reduce borrowings due in part to the aforementioned increase in deposit balances. Borrowings from the FHLB of Indianapolis totaled $32.2 million at June 30, 2008, compared with $33.4 million at December 31, 2007. As of June 30, 2008, the weighted average rate for the FHLB of Indianapolis borrowings was 4.65%, compared to a weighted average rate of 4.87%, as of December 31, 2007, while the weighted term to maturity of the Company’s FHLB of Indianapolis borrowings at June 30, 2008 was 2.1 years. Borrowings scheduled to mature during the next twelve months total $8.2 million at a weighted average rate of 4.73%. During the first quarter of 2008, the Company repaid $2.0 million in other borrowed funds, which had an adjustable interest rate and an annual renewal term and replaced it with a new $2.0 million borrowing at a fixed rate of interest and a five-year term.

Total stockholders’ equity of the Company decreased by $333,000 to $13.1 million, or 7.22% of total assets, at June 30, 2008, compared to $13.5 million, or 7.70% of total assets at December 31, 2007. The decrease in stockholders’ equity was the result of the Company’s net loss of $123,000 for the six months ended June 30, 2008, an unrealized market value loss on available for sale investment securities during the period, net of tax, in the amount of $33,000 and the payment of $177,000 in cash dividends. The number of common shares outstanding at June 30, 2008 was 981,638 and the book value per common share outstanding was $13.36. The Bank’s tangible, core and risk-based capital percentages of 8.41%, 8.41% and 13.02%, respectively, at June 30, 2008 which exceeded all regulatory requirements and categorize the Bank as well capitalized under OTS guidelines.

It is not clear how serious an effect the current slowdown of the economy will have on the Company’s loan volume, credit quality and deposit flows. However, management believes that the Company’s construction loans, non-owner occupied loans, purchased loans, and consumer loans may be particularly sensitive to adverse economic conditions.

Results for the Quarter Ended June 30, 2008 Compared to the Quarter Ended June 30, 2007

General – The Company recorded a net loss totaling $212,000 for the quarter ended June 30, 2008, as compared to net income totaling $51,000 for the quarter ended June 30, 2007. The diluted loss per share totaled ($0.22) for the quarter ended June 30, 2008, as compared to diluted earnings of $0.05 per share for the quarter ended June 30, 2007. The current period loss is attributable to a $318,000 loss incurred on the write down of real estate held for development, along with holding costs totaling $52,000 consisting primarily of real estate tax expenses related to the properties.

Interest income - Total interest income decreased by $120,000, or 4.8%, to $2.4 million for the quarter ended June 30, 2008, as compared with the prior year. This decrease was the result of a $700,000 decrease in the average balance of interest-earning assets to $158.5 million for the quarter ended June 30, 2008, as compared to $159.2 million for the quarter ended June 30, 2007, as well as a decrease in the average yield on interest-earning assets to 6.03% for the quarter ended June 30, 2008, as compared to 6.30% for the quarter ended June 30, 2007.

Interest income on loans receivable decreased $18,000, or 0.8%, to $2.3 million, as compared to the prior year. The slight decrease in interest income on loans was the result of a 30 basis point decline in the average yield to 6.13% for the quarter ended June 30, 2008, from 6.43% for the quarter ended June 30, 2007, offset in part by a $6.0 million increase in the average balance of loans outstanding for the quarter ended June 30, 2008, as compared to the quarter ended June 30, 2007. The decrease in the average yield on loans receivable reflects the impact of repayments on higher rate loans, which were replaced with lower yielding new originations and purchases, along with interest rate reductions on adjustable rate loans which are indexed to Prime. The increase in the average balance was due to higher levels of new originations and purchases exceeding principal repayments Interest income on mortgage-backed securities increased $5,000, to $18,000 for the quarter ended June 30, 2008, due to a $455,000 increase in the average balance in the portfolio, and to a lesser extent, an increase in the average yield to 4.53% for the current quarter, compared to 4.51% for the prior year’s quarter. The average balance increased due to purchases of $1.1 million during the current period.

Interest income on investment securities decreased $30,000, to $15,000 at June 30, 2008, as compared to the prior year. The decrease in interest income on investment securities was the result of a $2.4 million decrease in the average balance of investment securities outstanding, which was partially offset by an increase in the average yield to 5.96% for the quarter ended June 30, 2008, from 5.22% for the quarter ended June 30, 2007. The decrease in the average balance was due to maturities of investment securities. Interest income on interest bearing deposits decreased by $83,000, to $12,000 at June 30, 2008, as compared to the prior year. The decrease in interest income was the result of a $4.9 million decrease in the average balance outstanding, as well as a decrease in the average yield to 1.91% for the quarter ended June 30, 2008, from 5.14% for the quarter ended June 30, 2007. The decrease in the average balance was due in part to fund loan originations and the construction of a new branch office. The decrease in the average yield was due to lower short-term interest rates paid on overnight deposits during 2008, as compared to 2007. Dividend income on FHLB of Indianapolis stock increased by $6,000 to $24,000 at June 30, 2008, as compared to the prior year. The increase in dividend income was the result of an increase in the average yield to 4.83% for the quarter ended June 30, 2008, from 4.12% for the quarter ended June 30, 2007, while the average balance outstanding increased by $214,000 due to FHLB of Indianapolis stock purchase requirements. The increase in the average yield reflects the impact of a higher dividend rate paid in 2008, as compared to 2007.

Interest Expense - Total interest expense decreased by $170,000, or 10.6%, to $1.4 million for the quarter ended June 30, 2008, as compared to the prior year. The cost of interest-bearing liabilities decreased 54 basis points to 3.54% for the quarter ended June 30, 2008, as compared to 4.08% for the quarter ended June 30, 2007, due primarily to declining short-term interest rates, which enabled management to lower the rate on repricing certificates of deposits and still remain competitive. Partially offsetting this decrease was a $5.2 million increase in the average balance of interest-bearing liabilities to $163.7 million for the quarter ended June 30, 2008, as compared to $158.5 million for the quarter ended June 30, 2007. The increase in the average balance of interest-bearing liabilities was primarily due to a $4.6 million increase in the average outstanding balance of FHLB of Indianapolis advances.

Interest expense on deposits decreased by $169,000, or 15.1%, to $950,000 for the quarter ended June 30, 2008, as compared with the prior year, as a result of a 55 basis point decrease in the average cost of deposits to 3.10% for the quarter ended June 30, 2008, offset in part by a $200,000 increase in the average balance outstanding. The decrease in the average cost of deposits was primarily impacted by a 77 basis point decrease on certificates of deposits to an average rate of 4.06% during 2008, as compared to an average rate of 4.83% for 2007. During 2008, the majority of certificates of deposits that were scheduled to reprice did so at relatively lower short-term rates.

Interest expense on borrowings decreased by $1,000 to $493,000, for the quarter ended June 30, 2008, as compared with the prior year’s quarter. This slight decrease was the result of a 69 basis point decline in the average cost of borrowed funds, which was offset in part by a $4.9 million increase in the average balance of borrowings to $40.5 million for the quarter ended June 30, 2008, from $35.6 million for the quarter ended June 30, 2007. Interest expense on FHLB of Indianapolis advances decreased by $14,000 to $392,000 for the quarter ended June 30, 2008, as compared with the prior year as a result of a decrease of 86 basis points in the average cost of FHLB of Indianapolis advances to 4.51%, offset in part by a $4.6 million increase in the average balance to $34.9 million for the quarter ended June 30, 2008, from $30.3 million for the quarter ended June 30, 2007. Interest expense on other borrowings increased $13,000 to $101,000 for the quarter ended June 30, 2008, as compared to $88,000 for the prior year. The increase was due primarily to a $357,000 increase in the average balance outstanding during the current period as compared to the same period one year ago.

Net Interest Income - As a result of the changes in interest income and interest expense, net interest income increased $50,000, or 5.6%, to $940,000 for the quarter ended June 30, 2008, as compared to the prior year’s quarter. The net interest rate spread increased to 2.49% during the current quarter, as compared to 2.22% for the quarter ended June 30, 2007. The net interest margin also increased to 2.38% in the current quarter, as compared to 2.26% a year ago. The net interest rate spread and net interest margin increased between the periods primarily due to a decrease in the average cost of interest-bearing liabilities, which was favorably impacted by recent federal funds rate declines.

Provision for Loan Losses - The Company recorded a provision for loan losses of $60,000 during the quarter, as compared to $29,000 during the prior year’s quarter due to the aforementioned increase in non-performing loans. The provision during the current year’s quarter was primarily the result of management’s periodic assessment of the allowance for losses on loans. Based upon management’s assessment, appropriate provisions are made to maintain the adequacy of the allowance to cover probable losses in the loan portfolio. The amount of the allowance is based on estimates and ultimate losses may vary from such estimates. During the current quarter, the Bank incurred net charge-offs of $8,000 due primarily to credit card loans.

Non-Interest Income - Non-interest income decreased by $427,000 resulting in a loss of $110,000 for the quarter ended June 30, 2008, as compared to $316,000 of non-interest income for the quarter ended June 30, 2007. The reduction was due in part to the recognition of the aforementioned $318,000 in losses in real estate held for development compared to $36,000 in gains in the prior year’s quarter, $80,000 in losses on the sale of real estate owned compared to the prior year’s $1,000 gain, a $36,000 increase in unrealized losses on securities held for trading and a $4,000 decline in rental income, offset in part by a $31,000 increase in other fee income. The $36,000 increase in unrealized losses on securities held for trading was due to a decline in the market value of the Company’s investment in equity securities, comprised of small community bank and thrift stocks, as compared to the prior year’s quarter. The $4,000 decline in rental income was due a vacancy at the Company’s Dyer, Indiana branch, which leases excess space to local businesses. The $31,000 increase in other fee income was due in part to an increase in service fees related to the Company’s accounts receivable program due to an increase in volume.

Non-Interest Expense - Non-interest expense increased by $22,000, or 2.0%, to $1.1 million, primarily due to a $22,000 increase in federal deposit insurance premiums due to the Bank fully utilizing its FDIC insurance credit in 2007, a $15,000 increase in other non-interest expense related to the Company’s investment in the aforementioned real estate held for development, a $13,000 increase in professional fees due in part to legal fees related to delinquent loans and an $8,000 increase in advertising due to the Company undertaking more promotions during the current quarter as compared to the prior year’s quarter. These increases were partially offset by a $20,000 decline in compensation expense, a $12,000 decline in data processing expense due in part to the contract renegotiation of the primary data processing vendor of the Bank and a $4,000 decrease in occupancy and equipment expenses. Included in the current period’s other non-interest expense total of $207,000 is $52,000 in holding costs, consisting primarily of real estate taxes, related to the Company’s investment in the aforementioned real estate held for development, which were not present in the prior year. It is anticipated that our occupancy and equipment expenses, compensation and various other expenses will increase significantly in future quarters as a result of the anticipated fourth quarter 2008 opening of our new branch office facility. The Company will attempt to lease a portion of the building that it will not utilize to offset some of these costs.

Income Taxes - The Company recorded an income tax benefit of $161,000 for the quarter ended June 30, 2008, as compared to an income tax expense of $6,000 for the quarter ended June 30, 2007. The current year’s tax benefit was generated in part by the net loss generated during the current quarter.

Results for the Six Month Period Ended June 30, 2008 Compared to the Six Month Period Ended June 30, 2007

General – The Company recorded a net loss totaling $123,000 for the six month period ended June 30, 2008, as compared to net income totaling $67,000 for the six month period ended June 30, 2007. The diluted loss per share totaled ($0.13) for the six month period ended June 30, 2008, as compared to diluted earnings of $0.06 per share for the six month period ended June 30, 2007. The current period loss is primarily attributable to a $318,000 loss incurred on the write down of real estate held for development, along with holding costs totaling $79,000 consisting primarily of real estate tax expenses related to the properties.

Interest income - Total interest income decreased by $212,000, or 4.2%, to $4.9 million for the six month period ended June 30, 2008, as compared with the prior year. This decrease was the result of a $3.4 million decrease in the average balance of interest-earning assets to $157.1 million for the six month period ended June 30, 2008, as compared to $160.5 million for the six month period ended June 30, 2007, as well as a decrease in the average yield on interest-earning assets to 6.18% for the six month period ended June 30, 2008, as compared to 6.32% for the six month period ended June 30, 2007. The decrease in the average balance of interest-earning assets was primarily due to a decrease in the average balance of interest-bearing deposits. The decrease in the average yield of interest-earning assets reflects the impact of lower yields earned on interest bearing deposits due to reductions in short-term interest rates, as compared to the same period one-year ago.

Interest income on loans receivable decreased $13,000, to $4.7 million at June 30, 2008, as compared to the prior year. The decrease in interest income on loans was the result of a 17 basis point decline in the average yield to 6.27% for the six month period ended June 30, 2008, from 6.44% for the six month period ended June 30, 2007, offset in part by a $3.4 million increase in the average balance of loans outstanding for the six month period ended June 30, 2008, as compared to the six month period ended June 30, 2007. The decrease in the average yield on loans receivable reflects the impact of repayments on higher rate loans, which were replaced with lower yielding new originations and purchases, along with interest rate reductions on adjustable rate loans which are indexed to Prime. The increase in the average balance was due to higher levels of new originations and purchases exceeding principal repayments

Interest income on mortgage-backed securities remained relatively unchanged totaling $26,000. Interest income on investment securities decreased $47,000, to $41,000 at June 30, 2008, as compared to the prior year. The decrease in interest income on investment securities was the result of a $2.0 million decrease in the average balance of investment securities outstanding, which was partially offset by an increase in the average yield to 5.65% for the six month period ended June 30, 2008, from 5.17% for the six month period ended June 30, 2007. The decrease in the average balance was due to maturities of investment securities. Interest income on interest bearing deposits decreased by $156,000, to $24,000 at June 30, 2008, from $180,000 at June 30, 2007. The decrease in interest income was the result of a $5.0 million decrease in the average balance outstanding, as well as a decrease in the average yield to 2.42% for the six month period ended June 30, 2008, from 5.14% for the six month period ended June 30, 2007. The decrease in the average balance was due in part to fund loan originations and the construction of a new branch office. The decrease in the average yield was due to lower short-term interest rates paid on overnight deposits during 2008, as compared to 2007. Dividend income on FHLB of Indianapolis stock increased by $5,000, to $45,000 at June 30, 2008, as compared to the prior year. The increase in dividend income was the result of a increase in the average yield to 4.73% for the six month period ended June 30, 2008, from 4.62% for the six month period ended June 30, 2007, while the average balance outstanding increased by $139,000 due to FHLB of Indianapolis stock purchase requirements. The increase in the average yield reflects the impact of a higher dividend rate paid in 2008, as compared to 2007.

Interest Expense - Total interest expense decreased by $300,000, or 9.2%, to $3.0 million for the six month period ended June 30, 2008, as compared to the prior year. The cost of interest-bearing liabilities decreased 45 basis points to 3.67% for the six month period ended June 30, 2008, as compared to 4.12% for the six month period ended June 30, 2007, due in part to the refinancing of the Company’s trust preferred debt in the prior year at a lower rate, as well as declining short-term interest rates, which enabled management to lower the rate on repricing certificates of deposits and still remain competitive. Partially offsetting this decline was a $2.1 million increase in the outstanding average balance of interest-bearing liabilities to $162.1 million for the six month period ended June 30, 2008, as compared to $160.0 million for the quarter ended June 30, 2007. The increase in the average balance of interest-bearing liabilities was primarily due to a $3.0 million increase in the average outstanding balance of FHLB of Indianapolis advances.

Interest expense on deposits decreased by $237,000, or 10.7%, to $2.0 million for the six month period ended June 30, 2008, as compared with the prior year, as a result of a 38 basis point decrease in the average cost of deposits to 3.26% for the six month period ended June 30, 2008, as well as a $1.3 million decrease in the average balance outstanding. The decrease in the average cost of deposits was primarily impacted by a 47 basis point decrease on certificates of deposits to an average rate of 4.29% during 2008, as compared to an average rate of 4.76% for 2007. During 2008, the majority of certificates of deposits that were scheduled to reprice did so at relatively lower short-term rates.

Interest expense on borrowings decreased by $63,000, or 5.9%, to $1.0 million, for the six month period ended June 30, 2008, as compared with the prior year’s six month period as a result of an 82 basis point decline in the average cost of borrowed funds, which was offset in part by a $3.5 million increase in the average balance of borrowings to $40.9 million for the six month period ended June 30, 2008, from $37.4 million for the six month period ended June 30, 2007. Interest expense on FHLB of Indianapolis advances decreased by $39,000 to $805,000 for the six month period ended June 30, 2008, as compared with the prior year as a result of a decrease of 69 basis points in the average cost of FHLB of Indianapolis advances to 4.60%, offset in part by a $3.0 million increase in the average balance to $35.1 million for the six month period ended June 30, 2008, from $32.1 million for the six month period ended June 30, 2007. Interest expense on other borrowings decreased $24,000 to $192,000 for the six month period ended June 30, 2008, as compared to $216,000 for the prior year. The decrease was due primarily to the Company’s refinancing of its trust preferred issue at a reduced rate of interest.

Net Interest Income - As a result of the above changes in interest income and interest expense, net interest income increased $88,000, or 4.9%, to $1.9 million for the six month period ended June 30, 2008, as compared to the prior year’s six month period. The net interest rate spread increased to 2.51% during the current six month period, as compared to 2.20% for the six month period ended June 30, 2007. The net interest margin also increased to 2.40% in the current six month period, as compared to 2.25% a year ago. The net interest rate spread and net interest margin increased between the periods primarily due to a decrease in the average cost of interest-bearing liabilities, which was favorably impacted by recent federal funds rate declines.

Provision for Loan Losses - The Company recorded a provision for loan losses of $120,000 during the six month period, as compared to $55,000 during the prior year’s six month period due to the aforementioned increase in non-performing loans. The prior year’s provision was favorably impacted by a $249,000 loan loss recovery. The provision during the current year’s six month period was primarily the result of managements’ periodic assessment of the allowance for loan losses on loans. Based upon managements’ assessment, appropriate provisions are made to maintain the adequacy of the allowance to cover probable losses in the loan portfolio. The amount of the allowance is based on estimates and ultimate losses may vary from such estimates. During the current six month period, the Bank’s net charge-offs totaled $29,000.

Non-Interest Income - Non-interest income decreased by $274,000, to $264,000 for the six month period ended June 30, 2008, as compared to $538,000 for the six month period ended June 30, 2007. The reduction was due in part to the recognition of the aforementioned $318,000 in losses in real estate held for development compared to $36,000 in gains in the prior year’s quarter and a $47,000 increase in unrealized losses on securities held for trading. The increase in unrealized losses on securities held for trading was due to a $37,000 decline in the market value of the Company’s investment in equity securities in the current period, as compared to a $10,000 increase during the prior year’s six month period. Partially offsetting these declines, was a $56,000 increase in other fee income primarily related to the Company’s accounts receivable program due to an increase in volume, a $21,000 increase in gain on the sale of other assets consisting of a mandatory partial redemption of the Bank’s ownership interest in VISA and a $6,000 decline in losses on the sale of real estate owned.

Non-Interest Expense - Non-interest expense increased by $53,000, to $2.3 million at June 30, 2008, primarily due to a $44,000 increase in federal deposit insurance premiums due to the Bank fully utilizing its FDIC insurance credit in 2007, a $27,000 increase in professional fees due in part to legal fees related to delinquent loans, a $20,000 increase in advertising due to the Company undertaking more promotions during the current six month period as compared to the prior year’s six month period, a $12,000 increase in occupancy and equipment expenses due in part to increased snow removal expenses and $3,000 increase in other non-interest expense related to the Company’s investment in the aforementioned real estate held for development. These increases were partially offset by a $30,000 decline in compensation expense and a $23,000 decline in data processing expense due in part to the contract renegotiation of the primary data processing vendor of the Bank. Included in the current period’s other non-interest expense total of $377,000 is $79,000 in holding costs, consisting primarily of real estate taxes, related to the Company’s investment in the aforementioned real estate held for development, which were not present in the prior year. It is anticipated that our occupancy and equipment expenses, compensation and various other expenses will increase significantly in the future periods as a result of the anticipated fourth quarter 2008 opening of our new branch office facility. The Company will attempt to lease a portion of the building that it will not utilize to offset some of these costs.

Income Taxes - The Company recorded an income tax benefit of $123,000 for the six month period ended June 30, 2008, as compared to an income tax benefit of $8,000 for the six month period ended June 30, 2007. The current year’s tax benefit was generated in part by the net loss incurred during the current six month period as well as by favorable permanent tax adjustments relating to increases in cash value on Bank owned life insurance while the prior year’s tax benefit was also generated in part by these favorable permanent tax adjustments as well as refunds generated from amending a prior year’s state income tax return.

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

Capital Requirement

At June 30, 2008, the Bank was in compliance with all of its capital requirements as follows:

	June 30, 2008		December 31, 2007
	Amount	Percent of Assets	Amount	Percent of Assets
Stockholders' equity of the Bank	$15,005,020	8.40%	$15,167,017	8.87%

Tangible capital	15,025,890	8.41%	$15,153,994	8.86%
Tangible capital requirement	2,681,203	1.50	2,564,790	1.50
Excess	$12,344,687	6.91%	$12,589,204	7.36%

Core capital	15,025,890	8.41%	$15,153,994	8.86%
Core capital requirement	5,361,780	3.00	5,129,970	3.00
Excess	$9,664,110	5.41%	$10,024,024	5.86%

Core and supplementary capital	15,854,868	13.02%	$15,891,880	14.13%
Risk-based capital requirement	9,739,440	8.00	8,996,000	8.00
Excess	$6,115,428	5.02%	$6,895,880	6.13%

Total Bank assets	$178,726,000		$170,999,000
Adjusted total Bank assets	178,747,000		$170,985,977
Total risk-weighted assets	121,743,000		$112,450,000

A reconciliation of consolidated stockholders' equity of the Bank for financial reporting purposes to capital available to the Bank to meet regulatory capital requirements is as follows:

	June 30, 2008	December 31, 2007

Stockholders' equity of the Bank	$15,005,020	$15,167,017
Regulatory capital adjustment
For mortgage servicing rights	(546)	(795)
For available for sale securities	21,416	(12,228)

Tangible and core capital	$15,025,890	$15,153,994
General loan loss reserves	828,978	737,886

Core and supplementary capital	$15,854,868	$15,891,880

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

	June 30,	December 31,
	2008	2007
	(Dollars in thousands)	(Dollars in thousands)

Non- accruing loans:
One to four family	1,943	1,679
Multi- family	724	350
Non- residential	354	260
Land	—	—
Commercial business	10	37
Construction	234	231
Consumer	106	36

Total	3,371	2,593

Foreclosed assets:
One to four family	273	—
Multi-family	—	—
Non-residential	—	403
Land	347	347
Construction	—	—
Consumer	—	—

Total	620	750

Total non- performing assets	3,991	3,343

Total as a percentage of total assets	2.19%	1.91%

Non-performing assets increased during the past six months, totaling $4.0 million or 2.19% of total assets at June 30, 2008, compared to $3.3 million, or 1.91% of total assets at December 31, 2007. The increase in the six month period was due in part to the addition of three loans related to the same borrower, consisting of a $373,000 loan secured by both a five-unit and seven-unit apartment building located in Valparaiso, Indiana as well as two non-owner occupied single family dwelling units totaling $174,000 located in Gary, Indiana. Management has considered the Company’s non-performing loans in establishing its allowance for loan losses.

For the six month period ended June 30, 2008, gross interest, which would have been recorded, had the non-accruing loans been current in accordance with their original terms totaled $137,000.

At June 30, 2008, the Bank had net real estate owned properties totaling $619,000, which consisted of one residential parcel totaling $272,000 located in Chicago, Illinois and thirty-two vacant land parcels located near Indianapolis, Indiana totaling $347,000. Both parcels are valued at the lower of cost or managements’ estimate of net realizable value.

In addition to the non-performing assets set forth in the table above, as of June 30, 2008, there was one receivable totaling $109,000 related to the Company’s purchased accounts receivable program as to which the merchant is no longer in business and the Company is collecting amounts due through work-out arrangements directly from the third parties who owed funds to the merchant. During the six months ended June 30, 2008, the Company collected $129,000 towards the repayment of this receivable. In the event that the purchased receivables become uncollectable, the Company maintains loss mitigation insurance with a deductible amount of $55,000, which would amount to the Company’s loss exposure.

Liquidity and Capital Resources

The Company’s principal sources of funds are cash dividends paid by the Bank and liquidity generated by investments or borrowings. The Company’s principal uses of funds are cash dividends to shareholders, interest payments on debt, investment security purchases and stock repurchases.

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

Recent Developments

On July 23, 2008, the Company declared a cash dividend of $.09 per share, payable on August 27, 2008 to shareholders of record on August 13, 2008.

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

American Savings is currently involved in a legal proceeding, Steve H. Tokarski, et al. v. American Savings, FSB, Cause No. 45D04-0706-CC-075, which involves multiple claims, including a claim involving a restricted deposit account in the amount of $155,000 and another involving the cashing of two checks totaling approximately $513,000. The suit claims that we violated a Notice of Restriction placed on the deposit account and that we assisted an individual in misappropriating funds. Management believes that the transactions were handled appropriately and will refute the charges. The Plaintiff filed the complaint in Lake County, Indiana Superior Court in June 2007, more than two years after the May 2005 withdrawal of funds or the June 2003 presentation and cashing of checks. At this time, the outcome of this litigation is still in question and the amount of potential loss, if any, cannot be estimated.

At June 30, 2008, other than as described above, we were not involved in any legal proceedings that are not routine and incidental to our business.
.
Item 1A. Risk Factors

A smaller reporting company is not required to provide the information required of this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission Of Matters To A Vote of Security Holders

(a) The Company held it Annual Meeting of Shareholders on April 23, 2008.

(b) The names of each director elected at the Annual Meeting for three-year term are as follows:

	For	Withheld
Louis A. Green	834,301	109,907
Robert E. Tolley	834,301	109,907

The names of the other directors whose term of office continued after the Annual Meeting, are as follows:

Ronald W. Borto
Thomas Corsiglia
Donald L. Harle
Clement B. Knapp, Jr.
Michael Mellon

(c) Ratification of the appointment of Cobitz, VandenBerg & Fennessy as the Company’s independent auditors for the year ending December 31, 2008.

	For	Against	Abstain
Number of Votes	940,971	2,862	375
Percentage of Votes
Eligible to Cast	95.61%	0.29%	0.04%
Actually Cast	99.66%	0.30%	0.04%

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

Date: July 31, 2008

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